Form 10-Q
period 2004-06-30
BLACKBOARD INC
filed 2004-08-09
CIK 1106942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 000-50784

Blackboard Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2081178
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1899 L Street, N.W. Washington D.C.	20036 (Zip Code)
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code:

(202) 463-4860

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

Class	Outstanding at July 31, 2004

Common Stock, $0.01 par value	25,626,997

BLACKBOARD INC.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2004

INDEX

		Page
		Number

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements.
	Consolidated Balance Sheets as of December 31, 2003 and June 30, 2004 (unaudited).	1
	Unaudited Consolidated Statements of Operations for the Three Months and Six Months ended June 30, 2003 and 2004.	3
	Unaudited Consolidated Statements of Cash Flows for the Six Months ended June 30, 2003 and 2004.	4
	Notes to Unaudited Consolidated Financial Statements.	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	29
Item 4.	Controls and Procedures.	29
PART II. OTHER INFORMATION
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.	30
Item 4.	Submission of Matters to a Vote of Security Holders.	32
Item 6.	Exhibits and Reports on Form 8-K.	33
Signatures		34
Exhibit Index

      Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “Blackboard” refer to Blackboard Inc. and its subsidiaries

ii

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BLACKBOARD INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2003	2004

		(Unaudited)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$30,456	$71,715
Accounts receivable, net of allowance for doubtful accounts of $1,018,000 and $746,000 at December 31, 2003 and June 30, 2004, respectively	22,870	36,501
Inventories, net of allowance for obsolescence of $115,000 at December 31, 2003 and June 30, 2004	2,050	2,053
Prepaid expenses and other current assets	711	1,203
Deferred cost of revenues	3,846	4,429

Total current assets	59,933	115,901
Property and equipment, net	7,683	8,787
Restricted cash	843	653
Goodwill	10,252	10,252
Intangible assets, net	4,343	2,584

Total assets	$83,054	$138,177

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,833	$1,855
Accrued expenses	9,900	11,060
Line of credit	7,880	—
Equipment note, current portion	949	769
Note payable	2,000	1,000
Deferred revenues, current portion	51,215	57,987

Total current liabilities	73,777	72,671
Equipment note, noncurrent portion	735	412
Deferred rent	1,135	1,058
Deferred revenues, noncurrent portion	1,727	4,312

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31,	June 30,
	2003	2004

		(Unaudited)

	(In thousands)
Commitments and contingencies
Series A Convertible Preferred Stock, $0.01 par value; 1,174,484 shares authorized, issued and outstanding at December 31, 2003 and no shares authorized, issued or outstanding at June 30, 2004; liquidation preference of $876,000 at December 31, 2003	$868	$—
Series B Redeemable Convertible Preferred Stock, $0.01 par value; 5,025,935 shares authorized, issued and outstanding at December 31, 2003 and no shares authorized, issued or outstanding at June 30, 2004; liquidation preference of $4,403,000 at December 31, 2003	4,397	—
Series C Redeemable Convertible Preferred Stock, $0.01 par value; 6,220,049 shares authorized; 5,904,788 shares issued and outstanding at December 31, 2003 and no shares authorized, issued or outstanding at June 30, 2004; liquidation preference of $21,285,000 at December 31, 2003	21,256	—
Series D Redeemable Convertible Preferred Stock, $0.01 par value; 4,167,333 shares authorized; 3,451,707 shares issued and outstanding at December 31, 2003 and no shares authorized, issued or outstanding at June 30, 2004; liquidation preference of $41,248,000 at December 31, 2003	41,215	—
Series E Redeemable Convertible Preferred Stock, $0.01 par value; 13,000,000 shares authorized; 10,236,934 shares issued and outstanding at December 31, 2003 and no shares authorized, issued or outstanding at June 30, 2004; liquidation preference of $64,830,000 at December 31, 2003	58,227	—
Warrants to purchase Series E Redeemable Convertible Preferred Stock	4,334	—
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value; no shares authorized, issued or outstanding at December 31, 2003; 5,000,000 shares authorized, and no shares issued or outstanding at June 30, 2004	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 5,536,396 and 25,621,934 shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	55	256
Additional paid-in capital	8,020	190,499
Deferred stock compensation	(35)	(211)
Accumulated deficit	(132,657)	(130,820)

Total stockholders’ (deficit) equity	(124,617)	59,724

Total liabilities and stockholders’ (deficit) equity	$83,054	$138,177

See notes to unaudited consolidated financial statements

BLACKBOARD INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

	(In thousands, except share and per share amounts)
Revenues:
Product	$20,395	$23,332	$38,992	$45,948
Professional services	2,349	3,023	3,933	5,626

Total revenues	22,744	26,355	42,925	51,574
Operating expenses:
Cost of product revenues, excludes amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below	5,697	5,957	10,908	12,017
Cost of professional services revenues	1,585	2,073	2,899	3,626
Research and development	2,744	3,636	5,453	6,890
Sales and marketing	8,094	9,090	14,749	17,858
General and administrative	4,231	3,360	8,738	6,785
Amortization of intangibles resulting from acquisitions	1,445	879	2,868	1,759
Stock-based compensation	28	28	201	111

Total operating expenses	23,824	25,023	45,816	49,046

(Loss) income from operations	(1,080)	1,332	(2,891)	2,528
Other income (expense), net:
Interest expense	(141)	(50)	(293)	(128)
Interest income	23	23	59	49

(Loss) income before provision for income taxes	(1,198)	1,305	(3,125)	2,449
Provision for income taxes	(207)	(254)	(314)	(612)

Net (loss) income	(1,405)	1,051	(3,439)	1,837
Dividends on and accretion of convertible preferred stock	(2,507)	(3,749)	(4,990)	(6,344)

Net loss attributable to common stockholders	$(3,912)	$(2,698)	(8,429)	(4,507)

Net loss attributable to common stockholders per common share — basic and diluted	$(0.71)	$(0.37)	$(1.53)	$(0.71)

Weighted average number of common shares — basic and diluted	5,510,372	7,202,017	5,506,836	6,374,493

See notes to unaudited consolidated financial statements

BLACKBOARD INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2003	2004

	(In thousands)
Cash flows from operating activities
Net (loss) income	$(3,439)	$1,837
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,986	3,046
Amortization of intangibles	2,868	1,759
Change in allowance for doubtful accounts	358	(272)
Change in obsolescence reserve	(15)	—
Noncash stock compensation related to options issued to non-employees	—	69
Noncash stock compensation for modification of options	21	—
Noncash deferred stock amortization	40	42
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(7,492)	(13,359)
Inventories	(126)	(3)
Prepaid expenses and other current assets	2,076	(492)
Deferred cost of revenues	598	(583)
Accounts payable	2,965	22
Accrued expenses	962	990
Deferred rent	(27)	(77)
Deferred revenues	3,350	9,357

Net cash provided by operating activities	4,125	2,336
Cash flows from investing activities
Purchase of property and equipment	(2,136)	(3,980)
Acquisition of business, net of cash acquired	(4,500)	—

Net cash used in investing activities	(6,636)	(3,980)
Cash flows from financing activities
Proceeds from equipment notes	1,209	—
Payments on equipment notes	(647)	(503)
Proceeds from line of credit	2,630	—
Payments on line of credit	(2,000)	(7,880)
Payments on note payable	—	(1,000)
Proceeds from issuance of common stock, net of issuance costs	—	50,896
Proceeds from exercise of Series D Warrants	—	248
Release of letters of credit	210	190
Proceeds from exercise of stock options	26	952

Net cash provided by financing activities	1,428	42,903

Net (decrease) increase in cash and cash equivalents	(1,083)	41,259
Cash and cash equivalents at beginning of period	20,372	30,456

Cash and cash equivalents at end of period	$19,289	$71,715

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months and Six Months Ended June 30, 2004 and 2003

      In these Notes to Unaudited Consolidated Financial Statements, the terms “Company” and “Blackboard” refer to Blackboard Inc. and its subsidiaries.

1.     Nature of Business

      Blackboard Inc. is an enterprise software company for the education markets. The Company’s suites of products include the following five products: Blackboard Learning System™, Blackboard Portal System™, Blackboard Content System™, Blackboard Transaction System™ and Blackboard One™.

2.     Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

      These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2002 and 2003 and for each of the three years in the period ended December 31, 2003 included in the Company’s Prospectus dated June 17, 2004 filed with the Securities and Exchange Commission on June 18, 2004.

      On April 23, 2004, the Company effected a one-for-two reverse stock split of all common stock outstanding. On May 26, 2004, the Company effected a one-for-1.0594947 reverse stock split of all common stock outstanding. The accompanying consolidated financial statements give retroactive effect to the reverse stock splits for all periods presented.

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassification

      Certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

     Basic and Diluted Net Loss Attributable to Common Stockholders Per Common Share

      Basic net loss attributable to common stockholders per common share excludes dilution for potential common stock issuances and is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Mandatorily

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

redeemable convertible preferred stock, stock options and warrants were not considered in the computation of diluted net loss attributable to common stockholders per common share for the three and six months ended June 30, 2003 and 2004 as their effect is anti-dilutive.

     Comprehensive Net (Loss) Income

      Comprehensive net (loss) income includes net (loss) income, combined with unrealized gains and losses not included in earnings and reflected as a separate component of stockholders’ (deficit) equity. There were no differences between net (loss) income and comprehensive net (loss) income for the three and six months ended June 30, 2003 and 2004.

3.     Stock-Based Compensation

      Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123”, allows companies to account for stock-based compensation using either the provisions of SFAS 123 or the provisions of Accounting Principles Bulletin No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), but requires pro forma disclosure in the notes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company accounts for its stock-based employee compensation in accordance with APB No. 25. Stock-based compensation related to options granted to non-employees is accounted for using the fair value method in accordance with the SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

      The following table illustrates the effect of net loss attributable to common stockholders and net loss attributable to common stockholders per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

	Three Months Ended		Six Months Ended
	June 30, 2004		June 30,

	2003	2004	2003	2004

	(Unaudited)

	(In thousands, except per share amounts)
Pro forma net loss attributable to common stockholders:
As reported	$(3,912)	$(2,698)	$(8,429)	$(4,507)
Add: Stock-based compensation included in reported net loss attributable to common stockholders	28	28	201	111
Deduct: Stock-based compensation expense determined under fair value-based method for all awards	(1,121)	(1,338)	(2,360)	(2,165)

Pro forma net loss attributable to common stockholders	$(5,005)	$(4,008)	$(10,588)	$(6,561)

Net loss attributable to common stockholders per common share:
Basic and diluted — as reported	$(0.71)	$(0.37)	$(1.53)	$(0.71)
Basic and diluted — pro forma	$(0.91)	$(0.55)	$(1.92)	$(1.03)

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The effect of applying SFAS 123 on pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in the future years.

      The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants issued during the three and six months ended June 30, 2003 and 2004: dividend yield, 0%; expected volatility, 85%; average risk-free interest rate, 3.00%; and expected term, five years.

      During February 2004, the Company granted 363,602 options to employees with an exercise price of $9.98. As a result of these stock options being granted with an exercise price less than the fair value of the underlying common stock as determined by the Company, the Company recorded deferred compensation of approximately $218,000 in 2004 and will amortize this amount into expense over the option vesting period of four years.

      In March 2004, the Company adopted the 2004 Stock Incentive Plan under which 1,887,692 shares of common stock are reserved. As of June 30, 2004, 111,615 options have been granted under the Plan with exercise prices equal to the market value of the underlying common stock on the date of grant. The Company’s officers, employees, directors, outside consultants and advisors are eligible to receive grants under the Plan. The Plan expires March 2014.

4.     Inventories

      Inventories consist of the following:

	December 31,	June 30,
	2003	2004

		(Unaudited)

	(In thousands)
Raw materials	$840	$470
Work-in-process	294	608
Finished goods	1,031	1,090

	2,165	2,168
Less reserve for obsolescence	(115)	(115)

Total inventories, net	$2,050	$2,053

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Goodwill and Intangible Assets

      The carrying amount of goodwill and intangible assets as of December 31, 2003 and June 30, 2004 are as follows:

	December 31,	June 30,
	2003	2004

		(Unaudited)

	(In thousands)
Goodwill	$10,252	$10,252

Acquired technology	10,400	10,400
Contracts and customer lists	5,443	5,443
Non-compete agreements	2,043	2,043
Trademarks and domain names	71	71

Subtotal	$17,957	$17,957

Less accumulated amortization	(13,614)	(15,373)

Intangible assets, net	$4,343	$2,584

      Intangible assets from acquisitions are amortized over three to five years. Amortization expense related to intangible assets was approximately $2,868,000 and $1,759,000 for the six months ended June 30, 2003 and June 30, 2004, respectively. Amortization expense related to intangible assets for the years ended December 31, 2004, 2005, 2006, 2007 and 2008 is expected to be approximately $3,523,000, $266,000, $266,000, $266,000 and $22,000, respectively.

6.     Debt

     Working Capital Line

      On July 1, 2004, the Company extended the maturity of its existing working capital line through August 30, 2004. As of June 30, 2004, no amount was outstanding on the working capital line of credit and $8,000,000 was available for borrowing, subject to covenants and restrictions.

     Note Payable

      As of June 30, 2004, the Company had a remaining principal balance of $1,000,000 on a note payable entered into with The George Washington University in connection with the Company’s acquisition of Prometheus in January 2002. On July 1, 2004, the Company made the final principal and interest payment of $1,016,250 to The George Washington University.

7.     Commitments and Contingencies

      The Company, from time to time, is subject to litigation relating to matters in the ordinary course of business. The Company believes that any ultimate liability resulting from these contingencies will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

8.     Stockholders’ (Deficit) Equity

      In April 2004, the Company issued 27,447 shares of common stock to The George Washington University pursuant to an anti-dilution provision in the Prometheus sale agreement from 2002 and as a result of the exercises of certain Series E Warrants in connection with the IPO.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On June 16, 2004, the Company issued 21,372 shares of common stock upon exercise of warrants held by a certain stockholder.

      The Company completed an initial public offering (IPO) of 6,325,000 shares of common stock in June 2004, which included the underwriter’s over-allotment option exercise of 825,000 shares of common stock. Of the 6,325,000 shares of common stock sold in the IPO, 2,251,062 shares were sold by selling shareholders and 4,073,938 shares were sold by Blackboard Inc. generating approximately $50,896,000 in proceeds to the Company, net of offering expenses and underwriters discounts. Upon closing of the IPO, 13,371,980 shares of common stock were issued upon conversion of the Company’s preferred stock and 2,414,857 shares of common stock were issued in satisfaction of accrued dividends on the Company’s preferred stock.

      Upon closing of the IPO, our Amended and Restated Certificate of Incorporation became effective. The Amended and Restated Certificate of Incorporation authorized common stock of 200,000,000 shares and authorized 5,000,000 shares of undesignated preferred stock. No shares of preferred stock were outstanding at June 30, 2004.

      On June 23, 2004, in connection with the IPO, the Company issued 1,199,334 shares of common stock upon cashless exercises of Series E warrants held by certain stockholders.

      On June 30, 2004, the Company issued 23,082 shares of common stock upon a cashless exercise of warrants held by a certain stockholder.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      This report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Risk Factors,” presented below, could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

      We are a leading provider of enterprise software applications and related services to the education industry. Our clients use our software to integrate technology into the education experience and campus life, and to support activities such as a professor assigning digital materials on a class website; a student collaborating with peers or completing research online; an administrator managing a departmental website; or a merchant conducting cash-free transactions with students and faculty through pre-funded debit accounts. Our clients include colleges, universities, schools and other education providers, as well as textbook publishers and student-focused merchants who serve these education providers and their students.

      We generate revenues from sales and licensing of products and professional services. Our product revenues consist principally of revenues from annual software licenses, client hosting engagements and the sale of bundled software-hardware systems. We typically sell our licenses and hosting services under annually renewable agreements, and our clients generally pay the annual fees at the beginning of the contract term. We recognize revenues from these agreements, as well as revenues from bundled software-hardware systems, which do not recur, ratably over the contractual term, which is typically 12 months. Billings associated with licenses and hosting services are recorded initially as deferred revenues and then recognized ratably into revenues over the contract term. We also generate product revenues from the sale and licensing of third party software and hardware that is not bundled with our software. These revenues are generally recognized upon shipment of the products to our clients.

      We derive professional services revenues primarily from training, implementation, installation and other consulting services. Substantially all of our professional services are performed on a time-and-materials basis. We recognize these revenues as the services are performed.

      We typically license our individual applications either on a stand-alone basis or bundled as part of either of two suites, the Blackboard Academic Suite™ and the Blackboard Commerce Suite™. The Blackboard Academic Suite includes the Blackboard Learning System, the Blackboard Portal System and the Blackboard Content System. The Blackboard Commerce Suite includes the Blackboard Transaction System, the Blackboard Portal System and Blackboard One. We generally price our software licenses on the basis of full-time equivalent students or users. Accordingly, annual license fees are generally greater for larger institutions.

      Our operating expenses consist of cost of product revenues, cost of professional services revenues, research and development expenses, sales and marketing expenses, general and administrative expenses, amortization of intangibles resulting from acquisitions and stock-based compensation expenses.

      Major components of our cost of product revenues include license and other fees that we owe to third parties upon licensing software, and the cost of hardware that we bundle with our software. We initially defer these costs and recognize them into expense over the period in which the related revenue is recognized. Cost of product revenues also includes amortization of internally developed technology available for sale, employee compensation and benefits for personnel supporting our hosting, support and production functions, as well as related facility rent, communication costs, utilities, depreciation expense and cost of external professional services used in these functions. All of these costs are expensed as incurred. The costs of third-party software and hardware that is not bundled with software are also expensed when incurred, normally upon delivery to our client. Cost of product revenues excludes the amortization of acquired technology recognized from acquisitions, which is included in amortization of intangibles resulting from acquisitions.

      Cost of professional services revenues primarily includes the costs of compensation and benefits for employees and external consultants who are involved in the performance of professional services engagements for our clients, as well as travel and related costs, facility rent, communication costs, utilities and depreciation expense used in these functions. All of these costs are expensed as incurred.

      Research and development expenses include the costs of compensation and benefits for employees who are associated with the creation and testing of the products we offer, as well as the costs of external professional services, travel and related costs attributable to the creation and testing of our products, related facility rent, communication costs, utilities and depreciation expense. All of these costs are expensed as incurred.

      Sales and marketing expenses include the costs of compensation, including bonuses and commissions, and benefits for employees who are associated with the generation of revenues, as well as marketing expenses, costs of external marketing-related professional services, facility rent, utilities, communications and travel attributable to those sales and marketing employees in the generation of revenues. All of these costs are expensed as incurred.

      General and administrative expenses include the costs of compensation and benefits for employees in the human resources, legal, finance and accounting, management information systems, facilities management, executive management and other administrative functions who are not directly associated with the generation of revenues or the creation and testing of products. In addition, general and administrative expenses include the costs of external professional services and insurance, as well as related facility rent, communication costs, utilities and depreciation expense used in these functions.

      Amortization of intangibles includes the amortization of costs associated with products, acquired technology, customer lists, non-compete agreements and other identifiable intangible assets. These intangible assets were recorded at the time of our acquisitions and relate to contractual agreements, technology and products that we continue to utilize in our business.

      Stock-based compensation expenses relate to historic stock option grants and have arisen primarily as a result of options granted below fair market value, modifications made to outstanding options and options granted to non-employees.

Critical Accounting Policies and Estimates

      The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. During the preparation of these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, bad debts, fixed assets, long-lived assets, including goodwill, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements. Our critical accounting policies have been discussed with the audit committee of our board of directors.

      We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

      Revenue recognition. Our revenues are derived from two sources: product sales and professional services sales. Product revenues include software license, hardware, premium support and maintenance, and hosting revenues. Professional services revenues include training and consulting services. We recognize software license and maintenance revenues in accordance with the American Institute of Certified Public Accountants’ Statement of Position, or SOP, 97-2, “Software Revenue Recognition”, as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions”. Our software does not require significant modification and customization services. Where services are not essential to the functionality of the software, we begin to recognize software licensing revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collectibility is probable.

      We do not have vendor-specific objective evidence, or VSOE, of fair value for our support and maintenance separate from our software. Accordingly, when licenses are sold in conjunction with our support and maintenance, we recognize the license revenue over the term of the maintenance service period.

      We sell hardware in two types of transactions: sales of hardware in conjunction with our software licenses, which we refer to as bundled hardware-software systems, and sales of hardware without software, which generally involve the resale of third-party hardware. After any necessary installation services are performed, hardware revenues are recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collectibility is probable. We have not determined VSOE of the fair value for the separate components of bundled hardware-software systems. Accordingly, when a bundled hardware-software system is sold, all revenue is recognized over the term of the maintenance service period. Hardware sales without software are recognized upon delivery of the hardware to our client.

      Hosting revenues are recorded in accordance with Emerging Issues Task Force, or EITF, 00-3, “Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware”. We recognize hosting fees and set-up fees ratably over the term of the hosting agreement.

      We recognize professional services revenues, which are generally contracted on a time-and-materials basis and consist of training, implementation and installation services, as the services are provided.

      We do not offer specified upgrades or incrementally significant discounts. Advance payments are recorded as deferred revenue until the product is shipped, services are delivered or obligations are met and the revenue can be recognized. Deferred revenues represent the excess of amounts invoiced over amounts recognized as revenues. We provide non-specified upgrades of our product only on a when-and-if-available basis.

      Allowance for uncollectible accounts. We maintain an allowance for uncollectible accounts for estimated losses resulting from the inability, failure or refusal of our clients to make required payments. We analyze accounts receivable, historical percentages of uncollectible accounts and changes in payment history when evaluating the adequacy of the allowance for uncollectible accounts. We use an internal collection effort, which may include our sales and services groups as we deem appropriate, in our collection efforts. Although we believe that our reserves are adequate, if the financial condition of our clients deteriorates, resulting in an impairment of their ability to make payments, or if we underestimate the allowances required, additional allowances may be necessary, which will result in increased expense in the period in which such determination is made.

      Long-lived assets. We record our long-lived assets, such as property and equipment, at cost. We review the carrying value of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We evaluate these assets by examining estimated future cash flows to determine if their current recorded value is impaired. We evaluate these cash flows by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will record a write-down of the carrying value of the identified asset and charge the impairment as an operating expense in the period in which the determination is made. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances.

      Goodwill. We assess the impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Accordingly, we test our goodwill for impairment annually on October 1, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.

      Stock-based compensation. We account for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as modified by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123”. Several companies recently elected to change their accounting policies and record the fair value of options as an expense. We currently are not required to record stock-based compensation charges if the employee stock option exercise price or restricted stock purchase price equals or exceeds the deemed fair value of our common stock at the grant date. Because no market for our common stock existed prior to our initial public offering, our board of directors determined the fair value of our common stock based upon several factors, including our operating performance, anticipated future operating results, the terms of redeemable convertible preferred stock issued by us, including the liquidation value and other preferences of our preferred stockholders, as well as the valuations of other companies. In addition, we understand that discussions of potential changes to APB 25 and SFAS 123 standards are ongoing and the parties responsible for authoritative guidance in this area may require changes to the applicable accounting standards, including potentially a requirement that all companies record the fair value of options as expense. If we had estimated the fair value of the options on the date of grant using the Black-Scholes pricing model and then amortized this estimated fair value over the vesting period of the options, our net loss attributable to common stockholders would have increased, as shown in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

	(Unaudited)
	(In thousands, except per share amounts)
Pro forma net loss attributable to common stockholders:
As reported	$(3,912)	$(2,698)	$(8,429)	$(4,507)
Add: Stock-based compensation included in reported net loss attributable to common stockholders	28	28	201	111
Deduct: Stock-based compensation expense determined under fair value-based method for all awards	(1,121)	(1,338)	(2,360)	(2,165)

Pro forma net loss attributable to common stockholders	$(5,005)	$(4,008)	$(10,588)	$(6,561)

Net loss attributable to common stockholders per common share:
Basic and diluted — as reported	$(0.71)	$(0.37)	$(1.53)	$(0.71)
Basic and diluted — pro forma	$(0.91)	$(0.55)	$(1.92)	$(1.03)

      Accounting for income taxes. In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. We have included changes in the valuation allowance in our statements of operations as provision for or benefit from income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of December 31, 2003, we had a valuation allowance of $33.7 million to reduce our deferred tax assets. The valuation allowance primarily relates to deferred tax assets arising from operating loss carryforwards and the book treatment compared to tax treatment of deferred revenues. Should we generate taxable income in the future, we may be able to realize all or part of the operating loss carryforwards against which we have applied the valuation allowance. In that event, our current income tax expense would be reduced or our income tax benefits would be increased, resulting in an increase in net income or a reduction in net loss.

Important Factors Considered by Management

      We consider several factors in evaluating both our financial position and our operating performance. These factors, while primarily focused on relevant financial information, also include other measures such as general market and economic conditions, competitor information and the status of the regulatory environment.

      To understand our financial results, it is important to understand our business model and its impact on our consolidated financial statements. The accounting for the majority of our contracts requires us to initially record deferred revenue on our consolidated balance sheet upon invoicing the sale and then to recognize revenue in subsequent periods ratably over the term of the contract in our consolidated statements of operations. Therefore, to better understand our operations, one must look at both revenues and deferred revenues.

      In evaluating our product revenues, we analyze them in three categories: recurring ratable revenues, non-recurring ratable revenues and other product revenues.

•	Recurring ratable revenues include those product revenues that are recognized ratably over the contract term, which is typically one year, and that recur each year assuming clients renew their contracts. These revenues include revenues from the licensing of all of our software products and from our hosting arrangements.

•	Non-recurring ratable revenues include those product revenues that are recognized ratably over the term of the contract, which is typically one year, but that do not contractually recur. These revenues include the hardware components of our Blackboard Transaction System products, with and without our embedded software, and third-party hardware and software sold to our clients in conjunction with our software licenses.

•	Other product revenues include those product revenues that are recognized as earned and are not deferred to future periods. These revenues include Blackboard One sales, Blackboard Transaction System supplies and commissions we earn from publishers related to digital course supplement downloads. Each of these individual revenue streams has historically been insignificant.

      In the case of both recurring ratable revenues and non-recurring ratable revenues, an increase or decrease in the revenues in one period would be attributable primarily to increases or decreases in sales in prior periods. Unlike recurring ratable revenues, which benefit both from new license sales and from license renewals, non-recurring ratable revenues primarily reflect one-time sales that do not renew.

      Other factors that we consider in making strategic cash flow and operating decisions include cash flows from operations, capital expenditures, total operating expenses and earnings.

Results of Operations

      The following table sets forth selected unaudited statement of operations data expressed as a percentage of total revenues for each of the periods indicated.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2004	2003	2004

Revenues:
Product	90%	89%	91%	89%
Professional services	10	11	9	11

Total revenues	100	100	100	100
Operating expenses:
Cost of product revenues	25	23	25	24
Cost of professional services revenues	7	8	7	7
Research and development	12	14	13	13
Sales and marketing	36	34	34	35
General and administrative	19	13	20	13
Amortization of intangibles resulting from acquisitions	6	3	7	3
Stock-based compensation	0	0	1	0

Total operating expenses	105	95	107	95

(Loss) income from operations	(5)%	5%	(7)%	5%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

      Revenues. Our total revenues for the three months ended June 30, 2004 were $26.4 million, representing an increase of $3.7 million, or 16.3%, as compared to $22.7 million for the three months ended June 30, 2003.

      Product revenues, including domestic and international, for the three months ended June 30, 2004 were $23.3 million, representing an increase of $2.9 million, or 14.2%, as compared to $20.4 million for the three months ended June 20, 2003. A detail of our total product revenues by classification is as follows:

	Three Months
	Ended June 30,

	2003	2004

	(In millions)
Recurring ratable revenues	$13.7	$17.7
Non-recurring ratable revenues	5.4	4.7
Other product revenues	1.3	0.9

Total product revenues	$20.4	$23.3

      The increase in recurring ratable revenues was primarily due to a $1.6 million increase in revenues from Blackboard Learning System licenses, a $600,000 increase in revenues from Blackboard Portal System licenses, an $800,000 increase in revenues from Blackboard Transaction System licenses and a $660,000 increase in hosting revenues. These increases in revenues from Blackboard Learning System licenses, Blackboard Portal System licenses, Blackboard Transaction System licenses and hosting revenues were attributable to prior period sales to new and existing clients.

      The increase in Blackboard Learning System license revenue was also attributable to the continued shift from the Blackboard Learning System — Basic Edition™ to the enterprise version of the Blackboard Learning System. The enterprise version of the Blackboard Learning System has additional functionality that is not available in the Blackboard Learning System — Basic Edition and consequently some Blackboard Learning System — Basic Edition clients upgrade to the Blackboard Learning System. Licenses of the enterprise version of the Blackboard Learning System have higher average pricing, which normally results in at least twice the contractual value as compared to a Blackboard Learning System — Basic Edition license.

      The decrease in non-recurring ratable revenues was primarily due to the timing of Blackboard Transaction System hardware sales and shipment of the hardware. A majority of the Blackboard Transaction System hardware sales in the second quarter of 2004 were made in June 2004 and delivered subsequent to the end of the quarter, as compared to the second quarter of 2003 when Blackboard Transaction System hardware sales were spread throughout the quarter and mostly delivered within the quarter. Other product revenues were relatively consistent between the periods.

      Of our total revenues, our total international revenues for the three months ended June 30, 2004 were $4.6 million, representing an increase of $1.5 million, or 48.4%, as compared to $3.1 million for the three months ended June 30, 2003. International product revenues, which consist primarily of recurring ratable revenues, were $3.7 million for the three months ended June 30, 2004, representing an increase of $1.2 million, or 48.0%, as compared to $2.5 million for the three months ended June 30, 2003. The increase in international revenues was driven primarily by an increase in recurring ratable revenues. The increase in international recurring ratable revenues was primarily due to an increase in international revenues from Blackboard Learning System licenses resulting from prior period sales to new and existing clients, including a prior period sale to one large international client. Further, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during 2003, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.

      Professional services revenues for the three months ended June 30, 2004 were $3.0 million, representing an increase of $674,000, or 28.7%, as compared to $2.3 million for the three months ended June 30, 2003. The increase in professional services revenues was primarily attributable to an increase in the number and size of service engagements, which is directly related to the increase in the number of licensees of the enterprise version of the Blackboard Learning System, which generally purchase greater volumes of our service offerings.

      Cost of product revenues. Our cost of product revenues for the three months ended June 30, 2004 was $6.0 million, representing an increase of $260,000, or 4.6%, as compared to $5.7 million for the three months ended June 30, 2003. Cost of product revenues as a percentage of product revenues decreased to 25.5% for the three months ended June 30, 2004 from 27.9% for the three months ended June 30, 2003, due primarily to lower sublicense costs on the renewal of our licenses. The cost of sublicenses is generally lower after the initial year of the sale. The decrease in sublicense costs as a percentage of product revenues was offset by a $650,000 increase in our technical support department expenses primarily due to increased personnel-related costs to provide improved service to our clients.

      Cost of professional services revenues. Our cost of professional services revenues for the three months ended June 30, 2004 was $2.1 million, representing an increase of $488,000, or 30.8%, from $1.6 million for the three months ended June 30, 2003. The increase in cost of professional services revenues is directly related to the increase in professional services revenues. Cost of professional services revenues as a percentage of professional services revenues increased to 68.6% for the three months ended June 30, 2004 from 67.5% for the three months ended June 30, 2003.

      Research and development expenses. Our research and development expenses for the three months ended June 30, 2004 were $3.6 million, representing an increase of $892,000, or 32.5%, as compared to $2.7 million for the three months ended June 30, 2003. This increase was primarily attributable to a $600,000 increase in personnel-related and relocation costs in our research and development department for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 due primarily to an increase in headcount in order to increase our development efforts to increase the functionality of our products.

      Sales and marketing expenses. Our sales and marketing expenses for the three months ended June 30, 2004 were $9.1 million, representing an increase of $1.0 million, or 12.3%, as compared to $8.1 million for the three months ended June 30, 2003. This increase was attributable to a $550,000 increase in sales and marketing personnel-related costs due to an increase in headcount, a $220,000 increase in costs associated with general marketing activities and a $135,000 increase in outside professional services expenses.

      General and administrative expenses. Our general and administrative expenses for the three months ended June 30, 2004 were $3.4 million, representing a decrease of $871,000, or 20.6%, as compared to $4.2 million for the three months ended June 30, 2003. This decrease was due to a $460,000 decrease in legal and professional service expenses associated with litigation and international operations during the three months ended June 30, 2003, a $700,000 decrease in personnel-related costs associated with movement of some personnel to other functional areas within the Company during 2003 and a $215,000 decrease in costs of professional services overhead allocation due to higher utilization rates and the shift of sales focus from our sales department to our professional services management team. These decreases were partially offset by higher salary and bonus expense due to salary increases in 2004 and revised compensation packages for key employees.

      Net interest expense. Our net interest expense for the three months ended June 30, 2004 was $27,000, compared to $118,000 for the three months ended June 30, 2003. Our interest expense was attributable primarily to our line of credit, the note payable to The George Washington University in connection with the Prometheus acquisition and equipment financing.

      Income taxes. Our provision for income taxes for the three months ended June 30, 2004 was $254,000, compared to $207,000 for the three months ended June 30, 2003. This increase was primarily due to higher levels of taxable income for which certain state income taxes, federal alternative minimum taxes and international taxes will be owed to the respective taxing authorities.

      Net income (loss). As a result of the foregoing, we reported net income of $1.1 million for the three months ended June 30, 2004, compared to a net loss of $1.4 million for the three months ended June 30, 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

      Revenues. Our total revenues for the six months ended June 30, 2004 were $51.6 million, representing an increase of $8.7 million, or 20.3%, as compared to $42.9 million for the six months ended June 30, 2003.

      Product revenues, including domestic and international, for the six months ended June 30, 2003 were $45.9 million, representing an increase of $6.9 million, or 17.7%, as compared to $39.0 million for the six months ended June 30, 2003. A detail of our total product revenues by classification is as follows:

	Six Months
	Ended June 30,

	2003	2004

	(In millions)
Recurring ratable revenues	$26.8	$34.5
Non-recurring ratable revenues	9.7	9.6
Other product revenues	2.5	1.8

Total product revenues	$39.0	$45.9

      The increase in recurring ratable revenues was primarily due to a $3.2 million increase in revenues from Blackboard Learning System licenses, a $1.1 million increase in revenues from Blackboard Portal System licenses, a $1.7 million increase in revenues from Blackboard Transaction System licenses and a

$1.4 million increase in hosting revenues. These increases in revenues from Blackboard Learning System, Blackboard Portal System, Blackboard Transaction System licenses and hosting revenues were attributable to prior period sales to new and existing clients.

      The increase in Blackboard Learning System license revenue was also attributable to the continued shift from the Blackboard Learning System — Basic Edition to the enterprise version of the Blackboard Learning System. The enterprise version of the Blackboard Learning System has additional functionality that is not available in the Blackboard Learning System — Basic Edition and consequently some Blackboard Learning System — Basic Edition clients upgrade to the Blackboard Learning System. Licenses of the enterprise version of the Blackboard Learning System have higher average pricing, which normally results in at least twice the contractual value of a Blackboard Learning System — Basic Edition license. Non-recurring ratable revenues were relatively consistent between the periods. The decrease in other product revenues was due to a decrease in publisher marketing fees related to revenues recognized during the six months ended June 30, 2003 from a large non-recurring sale.

      Of our total revenues, our total international revenues for the six months ended June 30, 2004 were $8.1 million, representing an increase of $2.3 million, or 39.7%, as compared to $5.8 million for the six months ended June 30, 2003. International product revenues, which consist primarily of recurring ratable revenues, were $6.9 million, representing an increase of $2.1 million, or 43.8%, as compared to $4.8 million for the six months ended June 30, 2003. The increase in international revenues was driven primarily by an increase in recurring ratable revenues. This increase was primarily due to an increase in international revenues from Blackboard Learning System licenses resulting from prior period sales to new and existing clients, including a prior period sale to one large international client. The increase in international Blackboard Learning System revenues was primarily attributable to the same factors that contributed to the increase in overall Blackboard Learning System revenues. The increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during 2003, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.

      Professional services revenues for the six months ended June 30, 2004, were $5.6 million, representing an increase of $1.7 million, or 43.6%, as compared to $3.9 million for the six months ended June 30, 2003. The increase in professional services revenues was primarily attributable to an increase in the number and size of service engagements, which is directly related to the increase in the number of licensees of the enterprise version of the Blackboard Learning System, which generally purchase greater volumes of our service offerings.

      Cost of product revenues. Our cost of product revenues for the six months ended June 30, 2004 was $12.0 million, representing an increase of $1.1 million, or 10.1%, compared to $10.9 million for the six months ended June 30, 2003. Cost of product revenues as a percentage of product revenues decreased to 26.2% for the six months ended June 30, 2004 from 28.0% for the six months ended June 30, 2003, due primarily to lower sublicense costs on the renewal of our licenses. The cost of sublicenses is generally lower after the initial year of the sale. The decrease in sublicense costs as a percentage of product revenues was offset by a $1.3 million increase in our technical support department expenses primarily due to increased personnel-related costs to provide improved service to our clients.

      Cost of professional services revenues. Our cost of professional services revenues for the six months ended June 30, 2004 was $3.6 million, representing an increase of $727,000, or 25.1%, from $2.9 million for the six months ended June 30, 2003. The increase in cost of professional services revenues is directly related to the increase in service revenues. Cost of professional services revenues as a percentage of professional services revenues decreased to 64.5% for the six months ended June 30, 2004 from 73.7% for the six months ended June 30, 2003, due to higher revenues resulting from the higher volume of service offering purchases by licensees of the enterprise version of the Blackboard Learning System.

      Research and development expenses. Our research and development expenses for the six months ended June 30, 2004 were $6.9 million, representing an increase of $1.4 million, or 25.5%, as compared to research and development expenses of $5.5 million for the six months ended June 30, 2003. This increase was primarily attributable to a $535,000 increase in personnel-related costs, a $325,000 increase in relocation and recruiting costs, and a $105,000 increase in professional services in our research and development department. These increases are due to an increase in headcount and development efforts related to our increased efforts to increase the functionality of our products.

      Sales and marketing expenses. Our sales and marketing expenses for the six months ended June 30, 2004 were $17.9 million, representing an increase of $3.2 million, or 21.8%, as compared to sales and marketing expenses of $14.7 million for the six months ended June 30, 2003. This increase was attributable to a $780,000 increase in expenses associated with our general marketing activities, including our User Conference in March 2004 that was larger than in the prior years. Additionally, during the six months ended June 30, 2004, there was a $1.6 million increase in sales and marketing personnel-related costs due to an increase in headcount and a $200,000 increase in outside professional services expenses as compared to the six months ended June 30, 2003.

      General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2004 were $6.8 million, representing a decrease of $1.9 million, or 21.8%, as compared to general and administrative expenses of $8.7 million for the six months ended June 30, 2003. This decrease was due to a $665,000 decrease in legal and professional service expenses associated with litigation and international operations during the six months ended June 30, 2003, a $415,000 decrease in personnel-related costs associated with movement of some personnel to other functional areas within the Company during 2003, a $340,000 decrease in depreciation expense and a $386,000 decrease in costs of professional services overhead allocation due to higher utilization rates and the shift of sales focus from our sales department to our professional services management team.

      Net interest expense. Our net interest expense for the six months ended June 30, 2004 was $79,000, compared to $234,000 for the six months ended June 30, 2003. Our interest expense was attributable primarily to our line of credit, the note payable to The George Washington University in connection with the Prometheus acquisition and equipment financing.

      Income taxes. Our provision for income taxes for the six months ended June 30, 2004 was $612,000, compared to $314,000 for the six months ended June 30, 2003. This increase was primarily due to higher levels of taxable income for which certain state income taxes, federal alternative minimum taxes and international taxes will be owed to the respective taxing authorities.

      Net income (loss). As a result of the foregoing, we reported net income of $1.8 million for the six months ended June 30, 2004, compared to a net loss of $3.4 million for the six months ended June 30, 2003.

Liquidity and Capital Resources

      We recognize revenues on annually renewable agreements, which results in deferred revenues. Deferred revenues as of June 30, 2004 were $62.3 million, representing an increase of $9.4 million, or 17.8%, from $52.9 million as of December 31, 2003. This increase was expected due to the seasonal variations in our business. We historically have lower sales to new and existing clients in our fourth quarter due to the timing of our clients’ budget cycles and the renewal dates for our existing clients’ annual licenses. Consequently, deferred revenues increased due to the higher volume of new sales to new and existing clients and the higher level of renewing licenses during the three months ended June 30, 2004 as compared to the fourth quarter of 2003, offset by the recognition of revenues from prior period sales.

      Our cash and cash equivalents were $71.1 million at June 30, 2004 compared to $30.5 million at December 31, 2003.

      Net cash provided by operating activities was $2.3 million during the six months ended June 30, 2004, compared to net cash provided by operating activities of $4.1 million during the six months ended June 30,

2003. This change was primarily due to the timing of payments related to our accounts payable and the significant prepayment of some 2003 expenses at the end of 2002.

      Net cash used in investing activities was $4.0 million during the six months ended June 30, 2004, a decrease of $2.6 million, or 39.4%, from $6.6 million during the six months ended June 30, 2003. This decrease in cash usage was primarily due to our payment of the $4.5 million cash purchase price for the SA Cash division of Student Advantage, Inc. during the six months ended June 30, 2003. Exclusive of the SA Cash acquisition, investing activities increased $1.8 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, primarily due to the purchase of internal telecommunications equipment and additional computer equipment for our hosting facility due to the increase in the number of clients purchasing our hosting offering.

      Net cash provided by financing activities was $42.9 million during the six months ended June 30, 2004, compared to net cash provided by financing activities of $1.4 million during the six months ended June 30, 2003. This change was primarily due to the $50.9 million in proceeds from our initial public offering in June 2004, net of offering costs, offset by the $7.9 million repayment of our working capital line of credit in April 2004 and $1.0 million payment to The George Washington University in January 2004.

      We have an $8.0 million working capital line of credit and a $3.0 million equipment line of credit, each with Silicon Valley Bank. The working capital line of credit expires in August 2004, at which time we intend to negotiate a new working capital line of credit. The interest rate on the working capital line is equal to the prime rate, effectively 4.0% as of June 30, 2004, and the interest rate on new advances under the equipment line is 9.0%. Prior borrowings under the equipment line had interest rates ranging from 6.0% to 9.0%. Pursuant to the terms of these lines of credit, we must comply with financial covenants that require us to maintain on a quarterly basis: specified revenue amounts; a quick ratio of 1.5; and positive earnings before interest, taxes, depreciation and amortization. For the six months ended June 30, 2004, we are obligated to recognize revenues of at least $21.0 million. We were in compliance with all covenants as of June 30, 2004. If we were not compliant with these covenants, the bank would have the right to accelerate the debt under the equipment and working capital lines of credit. We have pledged all of our domestic assets to secure the working capital and equipment lines of credit. As of June 30, 2004, $1.2 million was outstanding on the equipment lines and there was no amount outstanding on the working capital line of credit, each subject to covenants and restrictions. As of June 30, 2004, we had $8.0 million in borrowings available under the working capital line of credit.

      As of June 30, 2004, we had $1.0 million outstanding on our note payable with The George Washington University in connection with our January 2002 acquisition of Prometheus, a division of The George Washington University. The note was paid in full on July 1, 2004.

      Management believes that the Company will have sufficient resources to meet its cash needs over the next 12 months, which may include costs associated with obtaining additional office space, establishing new offices, investing in upgraded systems infrastructure or acquisitions of other businesses and technologies.

Seasonality

      Our operating results normally fluctuate as a result of seasonal variations in our business, principally due to the timing of client budget cycles and student attendance at client facilities. Historically, we have had lower new sales in our first and fourth quarters than in the remainder of our year. Our expenses, however, do not vary significantly with these changes and, as a result, such expenses do not fluctuate significantly on a quarterly basis. Historically, we have performed a disproportionate amount of our professional services, which are recognized as incurred, in our second and third quarters each year. In addition, deferred revenues can vary on a seasonal basis for the same reasons. We expect quarterly fluctuations in operating results to continue as a result of the uneven seasonal demand for our licenses and services offerings. This pattern may change, however, as a result of acquisitions, new market opportunities or new product introductions.

Risk Factors

      There are a number of important factors that could affect our business and future operating results, including without limitation, the factors set forth below. The information contained in this report should be read in light of such factors. Any of the following factors could harm our business and future operating results.

We have only had a few profitable quarters and may never achieve sustained profitability.

      Although we have been profitable in the last four quarters on a net income basis, we have not yet been profitable for a full calendar year, and may not be profitable in future periods, either on a short- or long-term basis. We incurred a net loss of $41.8 million, $41.7 million and $1.4 million for the years ended December 31, 2001, 2002 and 2003, respectively. As of June 30, 2004, we had an accumulated deficit of $130.8 million. We can give you no assurance that operating losses will not recur in the future or that we will ever sustain profitability on a quarterly or annual basis.

Providing enterprise software applications to the education industry is an emerging and uncertain business; if the market for our products fails to develop, we will not be able to grow our business.

      Our success will depend on our ability to generate revenues by providing enterprise software applications and services to colleges, universities, schools and other education providers. This market has only recently developed and the viability and profitability of this market is unproven. Our ability to grow our business will be compromised if we do not develop and market products and services that achieve broad market acceptance with our current and potential clients and their students and employees. The use of online education, transactional or content management software applications and services in the education industry may not become widespread and our products and services may not achieve commercial success. Even if potential clients decide to implement products of this type, they may still choose to design, develop or manage all or a part of their system internally.

      Given our clients’ relatively early adoption of enterprise software applications aimed at the education industry, they are likely to be less risk-averse than most colleges, universities, schools and other education providers. Accordingly, the rate at which we have been able to establish relationships with our clients in the past may not be indicative of the rate at which we will be able to establish additional client relationships in the future.

Some of our clients use our products to facilitate online education, which is a relatively new field; if online education does not continue to develop and gain acceptance, demand for our products could suffer.

      Our success will depend in part upon the continued adoption by our clients and potential clients of online education initiatives. Some academics and educators are opposed to online education in principle and have expressed concerns regarding the perceived loss of control over the education process that can result from offering courses online. Some of these critics, particularly college and university professors, have the capacity to influence the market for online education, and their opposition could reduce the demand for our products and services. In addition, the growth and development of the market for online education may prompt some members of the academic community to advocate more stringent protection of intellectual property associated with course content, which may impose additional burdens on clients and potential clients offering online education. This could require us to modify our products, or could cause these clients and potential clients to abandon their online education initiatives.

Our level of fixed expenses may cause us to incur operating losses if we are unsuccessful in achieving revenue growth.

      Our expense levels are based, in significant part, on our estimates of future revenues and are largely fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenues fall short of our expectations. Accordingly, any significant shortfall of revenues in relation to our expectations would have an immediate and material effect on our results of operations. In addition, as our business grows, we anticipate increasing our operating expenses to expand our product development, technical support, sales and marketing and administrative organizations. Any such expansion could cause material losses to the extent we do not generate additional revenues sufficient to cover the additional expenses.

Because most of our licenses are renewable on an annual basis, a reduction in our license renewal rate could significantly reduce our revenues.

      Our clients have no obligation to renew their licenses for our products after the expiration of the initial license period, which is typically one year, and some clients have elected not to do so. A decline in license renewal rates could cause our revenues to decline. Although we have experienced favorable license renewal rates in recent periods, we have limited historical data with respect to rates of renewals, so we cannot accurately predict future renewal rates. Our license renewal rates may decline or fluctuate as a result of a number of factors, including client dissatisfaction with our products and services, our failure to update our products to maintain their attractiveness in the market or budgetary constraints or changes in budget priorities faced by our clients.

If our newest product, the Blackboard Content System, does not gain widespread market acceptance, our financial results could suffer.

      We introduced our newest software application, the Blackboard Content System, in March 2004. Our ability to grow our business will depend, in part, on client acceptance of this product, which is currently unproven. If we are not successful in gaining widespread market acceptance of this product, our revenues may fall below our expectations, which could cause our stock price to decline.

Because we generally recognize revenues ratably over the term of our contract with a client, downturns or upturns in sales will not be fully reflected in our operating results until future periods.

      We recognize most of our revenues from clients monthly over the terms of their agreements, which are typically 12 months, although terms can range from one month to 48 months. As a result, much of the revenue we report in each quarter is attributable to agreements entered into during previous quarters. Consequently, a decline in sales, client renewals, or market acceptance of our products in any one quarter will not necessarily be fully reflected in the revenues in that quarter, and will negatively affect our revenues and profitability in future quarters. This ratable revenue recognition also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new clients must be recognized over the applicable agreement term.

Our operating margins may suffer if our professional services revenues increase in proportion to total revenues because our professional services revenues have lower gross margins.

      Because our professional services revenues typically have lower gross margins than our product revenues, an increase in the percentage of total revenues represented by professional services revenues could have a detrimental impact on our overall gross margins, and could adversely affect our operating results. In addition, we sometimes subcontract professional services to third parties, which further reduces our gross margins on these professional services. As a result, an increase in the percentage of professional services provided by third-party consultants could lower our overall gross margins.

If our products contain errors or if new product releases are delayed, we could lose new sales and be subject to significant liability claims.

      Because our software products are complex, they may contain undetected errors or defects, known as bugs. Bugs can be detected at any point in a product’s life cycle, but are more common when a new product is introduced or when new versions are released. In the past, we have encountered product development delays and defects in our products. We would expect that, despite our testing, errors will be found in new products and product enhancements in the future. Significant errors in our products could lead to:

•	delays in or loss of market acceptance of our products;

•	diversion of our resources;

•	a lower rate of license renewals or upgrades;

•	injury to our reputation; and

•	increased service expenses or payment of damages.

      Because our clients use our products to store and retrieve critical information, we may be subject to significant liability claims if our products do not work properly. We cannot be certain that the limitations of liability set forth in our licenses and agreements would be enforceable or would otherwise protect us from liability for damages. A material liability claim against us, regardless of its merit or its outcome, could result in substantial costs, significantly harming our business reputation and divert management’s attention from our operations.

The length and unpredictability of the sales cycle for our software could delay new sales and cause our revenues and cash flows for any given quarter to fail to meet our projections or market expectations.

      The sales cycle between our initial contact with a potential client and the signing of a license with that client typically ranges from 6 to 15 months. As a result of this lengthy sales cycle, we have only a limited ability to forecast the timing of sales. A delay in or failure to complete license transactions could harm our business and financial results, and could cause our financial results to vary significantly from quarter to quarter. Our sales cycle varies widely, reflecting differences in our potential clients’ decision-making processes, procurement requirements and budget cycles, and is subject to significant risks over which we have little or no control, including:

•	clients’ budgetary constraints and priorities;

•	the timing of our clients’ budget cycles;

•	the need by some clients for lengthy evaluations that often include both their administrators and faculties; and

•	the length and timing of clients’ approval processes.

      Potential clients typically conduct extensive and lengthy evaluations before committing to our products and services and generally require us to expend substantial time, effort and money educating them as to the value of our offerings.

Our sales cycle with international postsecondary education providers and U.S. K-12 schools may be longer than our historic U.S. postsecondary sales cycle, which could cause us to incur greater costs and could reduce our operating margins.

      As we target more of our sales efforts at international postsecondary education providers and U.S. K-12 schools, we could face greater costs, longer sales cycles and less predictability in completing some of our sales, which may harm our business. In both of these markets, a potential client’s decision to use our products and services may be a decision involving multiple institutions and, if so, these types of sales would require us to provide greater levels of education to prospective clients regarding the use and benefits of our products and services. In addition, we expect that potential clients in both of these markets may demand more customization, integration services and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual sales, thereby increasing the costs and time required to complete sales and diverting sales and professional services resources to a smaller number of international and U.S. K-12 transactions.

We may not be able to effectively manage our expanding operations, which could impair our ability to operate profitably.

      We may be unable to operate our business profitably if we fail to manage our growth. We have experienced significant expansion since our inception, which has sometimes strained our managerial, operational, financial and other resources. Future growth could continue to strain our resources. Our failure to successfully manage growth and to continue to refine our financial controls and accounting and reporting systems and to add and retain personnel that adequately support our growth would disrupt our business.

      Our future success and our ability to pursue our growth strategy will depend to a significant extent on the continued service of our key management personnel, including Michael L. Chasen, our chief executive officer and president, and Matthew L. Pittinsky, our chairman. Although we have employment agreements with several of our executive officers, including Mr. Chasen and Mr. Pittinsky, these agreements do not obligate them to remain employed by us. The loss of services of any key management personnel could make it more difficult to successfully pursue our business goals.

If we do not maintain the compatibility of our products with third-party applications that our clients use in conjunction with our products, demand for our products could decline.

      Our software applications can be used with a variety of third-party applications used by our clients to extend the functionality of our products, which we believe contributes to the attractiveness of our products in the market. If we are not able to maintain the compatibility of our products with third-party applications, demand for our products could decline and we could lose sales. We may desire in the future to make our products compatible with new or existing third-party applications that achieve popularity within the education marketplace, and these third-party applications may not be compatible with our designs. Any failure on our part to modify our applications to ensure compatibility with such third-party applications would reduce demand for our products and services.

If we are unable to protect our proprietary technology and other rights, it will reduce our ability to compete for business.

      If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products similar to our products, which could decrease demand for our products. In addition, we may be unable to prevent the use of our products by persons who have not paid the required license fee, which could reduce our revenues. We rely on a combination of copyright, trademark and trade secret laws, as well as licensing agreements, third-party nondisclosure agreements and other contractual provisions and technical measures, to protect our intellectual property rights. These protections may not be adequate to prevent our competitors from copying or reverse-engineering our products. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. The protective mechanisms we include in our products may not be sufficient to prevent unauthorized copying. Existing copyright laws afford only limited protection for our intellectual property rights and may not protect such rights in the event competitors independently develop products similar to ours. In addition, the laws of some countries in which our products are or may be licensed do not protect our products and intellectual property rights to the same extent as do the laws of the United States.

If we are found to infringe the proprietary rights of others, we could be required to redesign our products, pay significant royalties or enter into license agreements with third parties.

      A third party may assert that our technology violates its intellectual property rights. As the number of software products in our markets increases and the functionality of these products further overlap, we believe that infringement claims will become more common. Any claims, regardless of their merit, could:

•	be expensive and time consuming to defend;

•	force us to stop licensing our products that incorporate the challenged intellectual property;

•	require us to redesign our products;

•	divert management’s attention and other company resources; and

•	require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all.

Expansion of our business internationally will subject our business to additional economic and operational risks that could increase our costs and make it difficult for us to operate profitably.

      One of our key growth strategies is to pursue international expansion. Expansion of our international operations may require significant expenditure of financial and management resources and result in increased administrative and compliance costs. As a result of such expansion, we will be increasingly subject to the risks inherent in conducting business internationally, including:

•	foreign currency fluctuations, which could result in reduced revenues and increased operating expenses;

•	potentially longer payment and sales cycles;

•	difficulty in collecting accounts receivable;

•	the effect of applicable foreign tax structures, including tax rates that may be higher than tax rates in the United States or taxes that may be duplicative of those imposed in the United States;

•	tariffs and trade barriers;

•	general economic and political conditions in each country;

•	inadequate intellectual property protection in foreign countries;

•	uncertainty regarding liability for information retrieved and replicated in foreign countries;

•	the difficulties and increased expenses in complying with a variety of foreign laws, regulations and trade standards; and

•	unexpected changes in regulatory requirements.

Unauthorized disclosure of data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation or cause us to lose clients.

      Maintaining the security of online education and transaction networks is an issue of critical importance for our clients because these activities involve the storage and transmission of proprietary and confidential client and student information, including personal student information and consumer financial data, such as credit card numbers. Individuals and groups may develop and deploy viruses, worms and other malicious software programs that attack or attempt to infiltrate our products. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, we could be subject to liability or our business could be interrupted. Penetration of our network security could have a negative impact on our reputation and could lead our present and potential clients to choose competitive offerings. Even if we do not encounter a security breach ourselves, a well-publicized breach of the consumer data security of any major consumer Web site could lead to a general public loss of confidence in the use of the Internet, which could significantly diminish the attractiveness of our products and services.

If we undertake business combinations and acquisitions, they may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

      During the course of our history, we have acquired several businesses, and a key element of our growth strategy is to pursue additional acquisitions in the future. Any acquisition could be expensive, disrupt our ongoing business and distract our management and employees. We may not be able to identify suitable acquisition candidates, and if we do identify suitable candidates, we may not be able to make these acquisitions on acceptable terms or at all. If we make an acquisition, we could have difficulty integrating the acquired technology, employees or operations. In addition, the key personnel of the acquired company may decide not to work for us. Acquisitions also involve the risk of potential unknown liabilities associated with the acquired business.

      As a result of these risks, we may not be able to achieve the expected benefits of any acquisition. If we are unsuccessful in completing or integrating acquisitions that we may pursue in the future, we would be required to reevaluate our growth strategy and we may have incurred substantial expenses and devoted significant management time and resources in seeking to complete and integrate the acquisitions.

      Future business combinations could involve the acquisition of significant intangible assets. We currently record in our statements of operations ongoing significant amortization of intangible assets acquired in connection with our historic acquisitions, and may need to recognize similar charges in connection with any future acquisitions. In addition, we may need to record write-downs from future impairments of identified intangible assets and goodwill. These accounting charges would reduce any future reported earnings, or increase a reported loss. In addition, we could use substantial portions of our available cash to pay the purchase price for acquisitions. We could also incur debt to pay for acquisitions, or issue additional equity securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution.

Operational failures in our network infrastructure could disrupt our remote hosting service, could cause us to lose current hosting clients and sales to potential hosting clients and could result in increased expenses and reduced revenues.

      Unanticipated problems affecting our network systems could cause interruptions or delays in the delivery of the hosting product we provide to some of our clients. If there are operational failures in our network infrastructure that cause interruptions, slower response times or loss of data for our remotely hosted clients, we may be required to issue credits or pay penalties, current hosting clients may terminate their contracts or elect not to renew them, and we may lose sales to potential hosting clients. We provide remote hosting through computer hardware that is currently located in a third-party co-location facility in Vienna, Virginia. We do not control the operation of this co-location facility. Lengthy interruptions in our hosting service could be caused by the occurrence of a natural disaster, power loss, vandalism or other telecommunications problems at the co-location facility or if this co-location facility were to close without adequate notice. Although we have multiple transmission lines into the co-location facility through two telecommunications service providers, we have experienced problems of this nature from time to time in the past, and we will continue to be exposed to the risk of network failures in the future.

      We currently do not have adequate computer hardware and systems to provide alternative service for most of our hosted clients. Our current back-up system, located in our corporate headquarters in Washington, D.C., is vulnerable to risks similar to those faced at the co-location facility in Virginia, and its location close to the facility in Virginia means that many of the factors that could cause a failure of the Virginia facility could also affect the back-up facility. Our back-up system has not been fully tested under actual disaster conditions. We have begun the process of securing another co-location facility for disaster recovery purposes, but we do not believe we will have a geographically remote back-up facility in operation before December 2004, if ever.

We face intense and growing competition, which could result in price reductions, reduced operating margins and loss of market share.

      We operate in highly competitive markets and generally encounter intense competition to win contracts. If we are unable to successfully compete for new business and license renewals, our revenue growth and operating margins may decline. The markets for online education, transactional, portal and content management products are intensely competitive and rapidly changing, and barriers to entry in such markets are relatively low. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. Some of our principal competitors offer their products at a lower price, which has resulted in pricing pressures. Such pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

      Our primary competitors for the Blackboard Academic Suite are companies that provide course management systems, such as WebCT, Inc., eCollege.com and Desire2Learn Inc., learning content management systems, such as HarvestRoad Ltd. and Concord USA, Inc., and education enterprise information portal technologies, such as SunGard SCT Inc., an operating unit of SunGard Data Systems Inc. We also face competition from clients and potential clients who develop their own applications internally. Our primary competitors for the Blackboard Commerce Suite are companies that provide university transaction systems, such as Diebold, Incorporated’s Card Systems division and The CBORD Group, Inc., as well as off-campus merchant relationship programs.

      We may also face competition from potential competitors that are substantially larger than we are and have significantly greater financial, technical and marketing resources, and established, extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in client requirements, or to devote greater resources to the development, promotion and sale of their products than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or prospective clients. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share to our detriment.

If potential clients or competitors use open source software to develop products that are competitive with our products and services, we may face decreased demand and pressure to reduce the prices for our products.

      The growing acceptance and prevalence of open source software may make it easier for competitors or potential competitors to develop software applications that compete with our products, or for clients and potential clients to internally develop software applications that they would otherwise have licensed from us. One of the aspects of open source software is that it can be modified or used to develop new software that competes with proprietary software applications, such as ours. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. If potential clients use open source software to internally develop software or if a current or potential competitor develops products using open source software that are competitive with our products and services, we may face decreased demand for our products and services.

We could lose revenues if there are changes in the spending policies or budget priorities for government funding of colleges, universities, schools and other education providers.

      Most of our clients and potential clients are colleges, universities, schools and other education providers who depend substantially on government funding. Accordingly, any general decrease, delay or change in federal, state or local funding for colleges, universities, schools and other education providers could cause our current and potential clients to reduce their purchases of our products and services, to exercise their right to terminate licenses, or to decide not to renew licenses, any of which could cause us to lose revenues. In addition, a specific reduction in governmental funding support for products such as ours would also cause us to lose revenues.

U.S. and foreign government regulation of the Internet could cause us to incur significant expenses, and failure to comply with applicable regulations could make our business less efficient or even impossible.

      The application of existing laws and regulations potentially applicable to the Internet, including regulations relating to issues such as privacy, defamation, pricing, advertising, taxation, consumer protection, content regulation, quality of products and services and intellectual property ownership and infringement, can be unclear. It is possible that U.S., state and foreign governments might attempt to regulate Internet transmissions or prosecute us for violations of their laws. In addition, these laws may be modified and new laws may be enacted in the future, which could increase the costs of regulatory compliance for us or force us to change our business practices. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen the growth in use of the Internet.

      Specific federal laws that could also have an impact on our business include the following:

•	The Children’s Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect personal information from children under the age of 13; and

•	The Family Educational Rights and Privacy Act imposes parental or student consent requirements for specified disclosures of student information, including online information.

Our clients’ use of our software as their central platform for online education initiatives may make us subject to any such laws or regulations, which could impose significant additional costs on our business or subject us to additional liabilities.

Our status under state and federal financial services regulation is currently unclear, and any violation of any present or future regulation could expose us to liability, force us to change our business practices or force us to stop selling or modify our products and services.

      Our transaction processing product and service offering could be subject to state and federal financial services regulation. The Blackboard Transaction System supports the creation and management of student debit accounts and the processing of payments against those accounts for both on-campus vendors and off-campus merchants. For example, one or more federal or state governmental agencies that regulate or monitor banks or other types of providers of electronic commerce services may conclude that we are engaged in banking or other financial services activities that are regulated by the Federal Reserve under the U.S. Federal Electronic Funds Transfer Act or Regulation E thereunder or by state agencies under similar state statutes or regulations. Regulatory requirements may include, for example:

•	disclosure of our business policies and practices;

•	restrictions on specified uses and disclosures of information;

•	data security requirements;

•	government registration; and

•	reporting and documentation requirements.

A number of states have enacted legislation regulating check sellers, money transmitters or transaction settlement service providers as banks. If we were deemed to be in violation of any current or future regulations, we could be exposed to financial liability and adverse publicity or forced to change our business practices or stop selling some of our products and services. As a result, we could face significant legal fees, delays in extending our product and services offerings, and damage to our reputation that could harm our business and reduce demand for our products and services. Even if we are not required to change our business practices, we could be required to obtain licenses or regulatory approvals that could cause us to incur substantial costs.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

      Our principal exposure to market risk relates to changes in interest rates. At June 30, 2004, we had no borrowings under our line of credit, which bears interest at a floating rate equal to the prime rate (4.0% as of June 30, 2004). The fair value of our fixed rate long-term debt is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of our debt due to differences between market interest rates and rates in effect at the inception of our debt obligation. Changes in the fair value of our fixed rate debt have no impact on our cash flows or consolidated financial statements.

      Interest income on our cash and cash equivalents is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. For the quarter ending June 30, 2004, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings or cash flows.

Item 4.     Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

      Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2004, these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

(b) Changes in Internal Control over Financial Reporting

      There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

      (c) During the period covered by this report, we issued the following equity securities under the exemptions from registration provided in Section 4(2) of the Securities Act and Rule 701 promulgated thereunder:

Option Grants

      The table below lists the grants of options to purchase shares of our common stock made under our Amended and Restated Stock Incentive Plan and 2004 Stock Incentive Plan to our employees during the period covered by this report (not including any grants made under the registration statement on Form S-8 filed by us on June 18, 2004), as well as the exercise price of such options. These options were granted in consideration of services to be rendered by such employees.

Date of Grant	Number of Shares	Exercise Price

April 21, 2004	12,732	$9.66
April 21, 2004	943	9.34
June 18, 2004	512,560	14.00
June 25, 2004	24,500	20.32
June 30, 2004	4,720	21.12

Option Exercises

      The table below lists the exercises of options to purchase our common stock during the period covered by this report. These exercises were made by current or former employees:

Date of Exercise	Number of Shares	Consideration

April 1, 2004	28,315	$110,523.66
April 9, 2004	353	3,409.98
April 14, 2004	1,105	10,674.30
April 21, 2004	2,568	13,724.06
May 1, 2004	864	8,346.24
May 24, 2004	353	3,409.98
May 25, 2004	78	753.48
June 7, 2004	321	3,044.54
June 11, 2004	17,697	93,794.10
June 15, 2004	306	2,858.04
June 16, 2004	20,000	2,600.00
June 21, 2004	5,007	29,887.69
June 22, 2004	4,690	34,855.36
June 24, 2004	1,500	21,000.00

Warrant Exercises

      Pursuant to exercises of warrants for the purchase of our equity securities held by certain of our stockholders, we issued 2,541,388 shares of our series E preferred stock and 25,080 shares of our common stock. The consideration for all of the series E preferred stock and 3,708 shares of the common stock was the surrender of a portion of the shares available for purchase under the warrants. The consideration for the remaining 21,372 shares of common stock was cash in the amount of $248,050.71.

Conversion of Preferred Stock and Issuance of Shares in Respect of Dividends

      In connection with our initial public offering, shares of our preferred stock were automatically converted into shares of our common stock, and the accrued dividends on such preferred stock were paid in shares of common stock. The table below lists the shares issued pursuant to such conversion and dividends for each series of our preferred stock.

		Number of Shares
	Number of Shares	of Common Stock
	of Common Stock	Issued in
Series of	Issued upon	Respect of
Preferred Stock	Conversion	Dividends

Series A	554,252	25,748
Series B	2,371,853	101,527
Series C	2,786,589	445,188
Series D	1,628,941	764,342
Series E	6,030,345	1,078,052

      (d) We are furnishing the following information with respect to the use of proceeds from our initial public offering of common stock, $0.01 par value per share, which closed in June 2004. The effective date of the Registration Statement on Form S-1 for the offering was June 17, 2004, and the commission file number of the Registration Statement is 333-113332. The offering commenced on June 17, 2004 and terminated on June 23, 2004. In connection with the closing of our initial public offering, the underwriters exercised their entire over-allotment option for 825,000 shares for a price of $14.00 per share, before discounts and commissions. The over-allotment option was comprised of 401,062 shares from selling stockholders and 423,938 from us. All of the shares of common stock registered for our account were sold prior to the termination of the offering. The managing underwriter for the offering was Credit Suisse First Boston LLC. We registered 6,325,000 shares of our common stock, which includes the over-allotment shares, in the offering, including 2,251,062 shares sold by certain selling stockholders. The following table discloses the amounts registered and sold, and the aggregate proceeds for us and each selling stockholder:

	Number of shares	Aggregate
	registered and sold	Offering Price

Blackboard Inc.	4,073,938	$57,035,132
Microsoft Corporation	672,969	9,421,566
Merrill Lynch KECALP L.P. 1999	158,502	2,219,028
KECALP Inc., as nominee for Merrill Lynch KECALP International L.P. 1999	17,611	246,554
Pearson Investment Holdings, Inc.	401,161	5,616,254
The George Washington University	489,630	6,854,820
Aurora Ventures II, LLC	33,927	474,978
America Online, Inc.	355,639	4,978,946
Michael Pettit	32,106	449,484
Gregory M. Davies	16,517	231,238
Neal Nored	14,157	198,198
Kenneth J. Krushel	11,798	165,172
Mary Anne Waikart	9,438	132,132
Anne Keehn	9,438	132,132
Stephen A. Haines	4,483	62,762
Karl Udo Schuermann	4,247	59,458
Ewing Edward Neelley, Jr.	3,869	54,166
Najib Kabbani	2,831	39,634

	Number of shares	Aggregate
	registered and sold	Offering Price

Richard Jacobs	2,831	$39,634
Wendy Sue Jacobs	2,831	39,634
Steven Saltzberg	2,359	33,026
Laurence D. Pittinsky	2,359	33,026
Cindy Jones	2,359	33,026

Total	6,325,000	$88,550,000

      The following table summarizes the expenses incurred by us in connection with the offering, none of which were paid to our directors, officers, general partners or their associates, persons owning 10% or more of our equity securities, or our affiliates:

Underwriting Discounts	Expenses Paid to or
and Commissions	for the Underwriters	Other Expenses	Total Expenses

$3,992,459.24	$50,000.00	$2,097,037.00	$6,139,496.24

      The $50,000 in expenses paid to or for the Underwriters is an estimate and $125,000 of other expenses is an estimate.

      Our net offering proceeds, after expenses, were approximately $50.9 million. From June 17, 2004 until June 30, 2004, we have not used any of the net proceeds. We have not made any specific plans with respect to the use of the net proceeds of the offering. We will use the net proceeds from the offering for general corporate purposes, including working capital and capital expenditures. We may also use a portion of the net proceeds to acquire businesses, products or technologies that are complementary to our business. Since our June 17, 2004 offering, we have continued to collect outstanding receivables and generate positive cash flow from operations. As a result, our actual cash and cash equivalents as of June 30, 2004 were $71.7 million.

Item 4.	Submission of Matters to a Vote of Security Holders.

      On April 23, 2004, certain of our stockholders executed a Written Consent in Lieu of Annual Meeting pursuant to which the stockholders:

(i)	Amended our certificate of incorporation to effect a one-for-two reverse stock split;

(ii)	Approved the Fourth Restated Certificate of Incorporation, to be filed upon the closing of our initial public offering;

(iii)	Approved the adoption of our 2004 Stock Incentive Plan, effective upon the closing of our initial public offering;

(iv)	Approved our Amended and Restated By-laws, effective upon the closing of our initial public offering;

(v)	Approved the issuance by us of common stock in our initial public offering;

(vi)	Elected Douglas A. Alexander, E. Rogers Novak, Jr., Robert E. Grady, Steven B. Gruber, Michael L. Chasen, Matthew L. Pittinsky, Frank R. Gatti and Arthur E. Levine directors; and

(vii)	Ratified the selection of Ernst & Young LLP as our independent auditors for the year ending December 31, 2004.

      Consents of the following number of shares of each class or series of stock were obtained as to all matters (before giving effect to the one-for-two reverse stock split approved in this consent):

Class or Series	Consents Obtained	Total Shares	Percentage

Common	7,798,195	11,872,649	65.7%
Series A Preferred	623,243	1,174,484	53.1%
Series B Preferred	5,025,935	5,025,935	100%
Series C Preferred	5,182,190	5,904,788	87.8%
Series D Preferred	2,662,215	3,451,737	77.3%
Series E Preferred	7,929,928	10,252,486	81.3%
Common, B,C,D & E	28,598,463	36,507,595	78.3%

      On May 26, 2004, certain of our stockholders executed a Written Consent in Lieu of Meeting pursuant to which the stockholders:

      (i) Amended our certificate of incorporation to effect a one-for-1.0594947 reverse stock split.

      Consents of the following number of shares of each class or series of stock were obtained (after giving effect to the one-for-two reverse stock split effected on April 23, 2004, but before giving effect to the one-for-1.0594947 reverse stock split approved in this consent):

Class or Series	Consents Obtained	Total Shares	Percentage

Common	3,899,097	5,987,578	65.1%
Series A Preferred	311,621	587,238	53.1%
Series B Preferred	2,512,967	2,512,967	100%
Series C Preferred	2,591,092	2,952,389	87.8%
Series D Preferred	1,331,104	1,725,858	77.3%
Series E Preferred	3,964,958	5,126,226	81.3%
Common, B,C,D & E	14,299,218	18,305,018	78.1%

Item 6.     Exhibits and Reports on Form 8-K.

      (a) Exhibits: See Exhibit Index.

      (b) Reports on Form 8-K:

      Current report on Form 8-K dated August 4, 2004, furnished under Item 12, “Disclosure of Results of Operations and Financial Condition,” announcing the Company’s financial results for the quarter ended June 30, 2004. A copy of the press release announcing the Company’s financial results for the quarter ended June 30, 2004 was attached to the Form 8-K as Exhibit 99.1.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBOARD INC.
Date: August 6, 2004	By: /s/ PETER Q. REPETTI Peter Q. Repetti Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Fourth Restated Certificate of Incorporation of the Registrant.
3.2	Amended and Restated By-Laws of the Registrant.
10.1	Eighth Amendment to Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of November 30, 2001, as amended.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.