Form 10-Q
period 2004-09-30
BLACKBOARD INC
filed 2004-11-10
CIK 1106942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50784

Blackboard Inc.

(Exact name of Registrant as Specified in Its Charter)

Delaware	52-2081178
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1899 L Street, N.W. Washington D.C.	20036
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:

(202) 463-4860

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding at October 31. 2004

Common Stock, $0.01 par value	25,769,064

Blackboard Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2004

      Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “Blackboard” refer to Blackboard Inc. and its subsidiaries.

ii

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BLACKBOARD INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2003	2004

		(Unaudited)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$30,456	$86,346
Accounts receivable, net of allowance for doubtful accounts of $1,018,000 and $1,204,000 at December 31, 2003 and September 30, 2004, respectively	22,870	25,489
Inventories, net of allowance for obsolescence of $115,000 and $132,000 at December 31, 2003 and September 30, 2004, respectively	2,050	2,122
Prepaid expenses and other current assets	711	1,370
Deferred cost of revenues	3,846	5,505

Total current assets	59,933	120,832
Property and equipment, net	7,683	9,542
Restricted cash	843	653
Goodwill	10,252	10,252
Intangible assets, net	4,343	1,704

Total assets	$83,054	$142,983

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,833	$1,414
Accrued expenses	9,900	9,122
Line of credit	7,880	—
Equipment note, current portion	949	662
Note payable	2,000	—
Deferred revenues, current portion	51,215	63,447

Total current liabilities	73,777	74,645
Equipment note, noncurrent portion	735	312
Deferred rent	1,135	1,116
Deferred revenues, noncurrent portion	1,727	3,552

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31,	September 30,
	2003	2004

		(Unaudited)

	(In thousands)
Commitments and contingencies
Series A Convertible Preferred Stock, $0.01 par value; 1,174,484 shares authorized, issued and outstanding at December 31, 2003 and no shares authorized, issued or outstanding at September 30, 2004; liquidation preference of $876,000 at December 31, 2003	$868	$—
Series B Redeemable Convertible Preferred Stock, $0.01 par value; 5,025,935 shares authorized, issued and outstanding at December 31, 2003 and no shares authorized, issued or outstanding at September, 2004; liquidation preference of $4,403,000 at December 31, 2003	4,397	—
Series C Redeemable Convertible Preferred Stock, $0.01 par value; 6,220,049 shares authorized; 5,904,788 shares issued and outstanding at December 31, 2003 and no shares authorized, issued or outstanding at September 30, 2004; liquidation preference of $21,285,000 at December 31, 2003	21,256	—
Series D Redeemable Convertible Preferred Stock, $0.01 par value; 4,167,333 shares authorized; 3,451,707 shares issued and outstanding at December 31, 2003 and no shares authorized, issued or outstanding at September 30, 2004; liquidation preference of $41,248,000 at December 31, 2003	41,215	—
Series E Redeemable Convertible Preferred Stock, $0.01 par value; 13,000,000 shares authorized; 10,236,934 shares issued and outstanding at December 31, 2003 and no shares authorized, issued or outstanding at September 30, 2004; liquidation preference of $64,830,000 at December 31, 2003	58,227	—
Warrants to purchase Series E Redeemable Convertible Preferred Stock	4,334	—
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value; no shares authorized, issued or outstanding at December 31, 2003; 5,000,000 shares authorized, and no shares issued or outstanding at September 30, 2004	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 5,536,396 and 25,765,423 shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	55	258
Additional paid-in capital	8,020	190,665
Deferred stock compensation	(35)	(226)
Accumulated deficit	(132,657)	(127,339)

Total stockholders’ (deficit) equity	(124,617)	63,358

Total liabilities and stockholders’ (deficit) equity	$83,054	$142,983

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

	(In thousands, except share and per share amounts)
Revenues:
Product	$22,206	$25,468	$61,199	$71,416
Professional services	3,364	4,308	7,296	9,934

Total revenues	25,570	29,776	68,495	81,350
Operating expenses:
Cost of product revenues, excludes amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below	6,528	6,813	17,436	18,830
Cost of professional services revenues	2,186	2,378	5,085	6,004
Research and development	2,980	3,537	8,433	10,427
Sales and marketing	7,633	9,074	22,382	26,932
General and administrative	3,677	3,957	12,415	10,742
Amortization of intangibles resulting from acquisitions	1,445	879	4,313	2,638
Stock-based compensation	105	44	306	155

Total operating expenses	24,554	26,682	70,370	75,728

Income (loss) from operations	1,016	3,094	(1,875)	5,622
Other income (expense), net:
Interest expense	(146)	(27)	(439)	(155)
Interest income	21	163	80	212

Income (loss) before (provision) benefit for income taxes	891	3,230	(2,234)	5,679
(Provision) benefit for income taxes	(300)	250	(614)	(362)

Net income (loss)	591	3,480	(2,848)	5,317
Dividends on and accretion of convertible preferred stock	(2,531)	—	(7,521)	(6,344)

Net (loss) income attributable to common stockholders	$(1,940)	$3,480	$(10,369)	$(1,027)

Net (loss) income attributable to common stockholders per common share:
Basic	$(0.35)	$0.14	$(1.88)	$(0.08)

Diluted	$(0.35)	$0.12	$(1.88)	$(0.08)

Weighted average number of common shares:
Basic	5,519,638	25,683,200	5,511,009	12,868,696

Diluted	5,519,638	27,906,730	5,511,009	12,868,696

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2003	2004

	(In thousands)
Cash flows from operating activities
Net (loss) income	$(2,848)	$5,317
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,997	4,669
Amortization of intangibles	4,313	2,638
Change in allowance for doubtful accounts	155	186
Change in obsolescence reserve	85	17
Noncash stock compensation related to options issued to nonemployees	—	69
Noncash stock compensation for modification of options	21	—
Noncash deferred stock amortization	56	86
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(10,204)	(2,805)
Inventories	(205)	(89)
Prepaid expenses and other current assets	2,661	(659)
Deferred cost of revenues	(238)	(1,659)
Accounts payable	1,404	(419)
Accrued expenses	863	(950)
Deferred rent	(117)	(19)
Deferred revenues	10,341	14,057

Net cash provided by operating activities	9,284	20,439
Cash flows from investing activities
Purchase of property and equipment	(3,472)	(6,356)
Acquisition of business, net of cash acquired	(4,500)	—

Net cash used in investing activities	(7,972)	(6,356)
Cash flows from financing activities
Proceeds from equipment notes	1,540	—
Payments on equipment notes	(1,062)	(710)
Proceeds from line of credit	5,380	—
Payments on line of credit	(4,750)	(7,880)
Payments on note payable	(1,000)	(2,000)
Proceeds from issuance of common stock, net of issuance costs	—	50,896
Proceeds from exercise of Series E Warrants	—	248
Release of letters of credit	210	190
Proceeds from exercise of stock options	140	1,063

Net cash provided by financing activities	458	41,807

Net increase in cash and cash equivalents	1,770	55,890
Cash and cash equivalents at beginning of period	20,372	30,456

Cash and cash equivalents at end of period	$22,142	$86,346

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months and Nine Months Ended September 30, 2003 and 2004

      In these Notes to Unaudited Consolidated Financial Statements, the terms the “Company” and “Blackboard” refer to Blackboard Inc. and its subsidiaries.

1.	Nature of Business

      Blackboard Inc. is an enterprise software company for the education markets. The Company’s suites of products include the following five products: Blackboard Learning System™, Blackboard Community System™ (formerly known as Blackboard Portal System™), Blackboard Content System™, Blackboard Transaction System™ and Blackboard One™.

2.	Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

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

Basic and Diluted Net (Loss) Income Attributable to Common Stockholders per Common Share

      Basic net (loss) income attributable to common stockholders per common share excludes dilution for potential common stock issuances and is computed by dividing net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net (loss) income attributable to common stockholders per common share reflects the potential dilution that could occur

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

if securities or other contracts to issue common stock were exercised or converted into common stock. Mandatorily redeemable convertible preferred stock, stock options and warrants were not considered in the computation of diluted net (loss) income attributable to common stockholders per common share for the three and nine months ended September 30, 2003 and the nine months ended September 30, 2004 as their effect is anti-dilutive.

      The following schedule presents the calculation of basic and diluted net (loss) income attributable to common stockholders per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

	(Unaudited)

	(In thousands, except share and per share amounts)
Basic net (loss) income attributable to common stockholders per common share:
Net income (loss)	$591	$3,480	$(2,848)	$5,317
Less preferred stock dividends:
Redeemable convertible preferred stock	(2,531)	—	(7,521)	(6,344)

Net (loss) income attributable to common stockholders per common share	$(1,940)	$3,480	$(10,369)	$(1,027)

Weighted average shares outstanding	5,519,638	25,683,200	5,511,009	12,868,696

Basic net (loss) income attributable to common stockholders per common share	$(0.35)	$0.14	$(1.88)	$(0.08)

Diluted net (loss) income attributable to common stockholders per common share:
Net (loss) income attributable to common stockholders per common share	$(1,940)	$3,480	$(10,369)	$(1,027)

Weighted average number of basic shares outstanding	5,519,638	25,683,200	5,511,009	12,868,696
Dilutive effect of:
Stock options related to the purchase of common stock	—	1,980,831	—	—
Warrants related to the purchase of common stock	—	242,699	—	—

Diluted shares outstanding	5,519,638	27,906,730	5,511,009	12,868,696

Diluted net (loss) income attributable to common stockholders per common share	$(0.35)	$0.12	$(1.88)	$(0.08)

Recent Accounting Pronouncements

      On October 13, 2004, the Financial Accounting Standards Board concluded that Statement 123R, “Share-Based Payment” (Statement 123R), which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies (except small business issuer as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) (not

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Statement 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required. The pro forma effect on net (loss) income attributable to common stockholders and net (loss) income attributable to common stockholders per common share assuming we had applied the fair value recognition provisions of Statement 123 is included in Note 3. Stock-Based Compensation.

Comprehensive Net (Loss) Income

      Comprehensive net (loss) income includes net (loss) income, combined with unrealized gains and losses not included in earnings and reflected as a separate component of stockholders’ (deficit) equity. There were no differences between net (loss) income and comprehensive net (loss) income for the three and nine months ended September 30, 2003 and 2004.

3.	Stock-Based Compensation

      SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123,” allows companies to account for stock-based compensation using either the provisions of SFAS 123 or the provisions of Accounting Principles Bulletin No. 25, “Accounting for Stock Issued to Employees”, (APB No. 25) but requires pro forma disclosure in the notes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company accounts for its stock-based employee compensation in accordance with APB No. 25. Stock-based compensation related to options granted to nonemployees is accounted for using the fair value method in accordance with the SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

      The following table illustrates the effect to net (loss) income attributable to common stockholders and net (loss) income attributable to common stockholders per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

	(Unaudited)

	(In thousands, except per share amounts)
Pro forma net (loss) income attributable to common stockholders:
As reported	$(1,940)	$3,480	$(10,369)	$(1,027)
Add: Stock-based compensation included in reported net (loss) income attributable to common stockholders	105	44	306	155
Deduct: Stock-based compensation expense determined under fair value-based method for all awards	(1,229)	(1,327)	(3,589)	(3,492)

Pro forma net (loss) income attributable to common stockholders	$(3,064)	$2,197	$(13,652)	$(4,364)

Net (loss) income attributable to common stockholders per common share:
Basic — as reported	$(0.35)	$0.14	$(1.88)	$(0.08)

Basic — pro forma	$(0.56)	$0.09	$(2.48)	$(0.34)

Diluted — as reported	$(0.35)	$0.12	$(1.88)	$(0.08)

Diluted — pro forma	$(0.56)	$0.08	$(2.48)	$(0.34)

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The effect of applying SFAS 123 on pro forma net (loss) income as stated above is not necessarily representative of the effects on reported net (loss) income for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in future years.

      The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants issued during the three and nine months ended September 30, 2003 and 2004: dividend yield, 0%; expected volatility, 85%; average risk-free interest rate, 3.00%; and expected term, five years.

      During February 2004, the Company granted 363,602 options to employees with an exercise price of $9.98. As a result of these stock options being granted with an exercise price less than the fair value of the underlying common stock as determined by the Company, the Company recorded deferred compensation of approximately $218,000 in 2004 and is amortizing this amount into expense over the option vesting period of four years.

      In March 2004, the Company adopted the 2004 Stock Incentive Plan and reserved 1,887,692 shares of common stock under the plan. The Company’s officers, employees, directors, outside consultants and advisors are eligible to receive grants under the plan. The plan expires March 2014.

4.	Inventories

      Inventories consist of the following:

	December 31,	September 30,
	2003	2004

		(Unaudited)

	(In thousands)
Raw materials	$840	$654
Work-in-process	294	482
Finished goods	1,031	1,118

	2,165	2,254
Less reserve for obsolescence	(115)	(132)

Inventories, net	$2,050	$2,122

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

5.	Goodwill and Intangible Assets

      Goodwill and intangible assets consist of the following:

	December 31,	September 30,
	2003	2004

		(Unaudited)

	(In thousands)
Goodwill	$10,252	$10,252

Intangible assets:
Acquired technology	10,400	10,400
Contracts and customer lists	5,443	5,443
Non-compete agreements	2,043	2,043
Trademarks and domain names	71	71

Subtotal	$17,957	$17,957

Less accumulated amortization	(13,614)	(16,253)

Intangible assets, net	$4,343	$1,704

      Intangible assets from acquisitions are amortized over three to five years. Amortization expense related to intangible assets was approximately $4,313,000 and $2,638,000 for the nine months ended September 30, 2003 and September 30, 2004, respectively. Amortization expense related to intangible assets for the years ended December 31, 2004, 2005, 2006, 2007 and 2008 is expected to be approximately $3,523,000, $266,000, $266,000, $266,000 and $22,000, respectively.

6.	Debt

Working Capital and Equipment Lines of Credit

      On August 30, 2004, the Company entered into a Ninth Amendment to the Amended and Restated Loan and Security Agreement between the Company and Silicon Valley Bank, dated as of November 30, 2001, as amended (the “Amendment”). Pursuant to the Amendment, Silicon Valley Bank has agreed to (i) extend the Agreement from August 30, 2004 to November 30, 2004 and (ii) increase the maximum principal amount of the equipment line of credit under the Agreement from $1,500,000 to $4,000,000. As of September 30, 2004, no amount was outstanding on the working capital line of credit and $8,000,000 was available for borrowing, subject to covenants and restrictions. As of September 30, 2004, $974,000 was outstanding on the equipment line of credit and $2,500,000 was available for borrowing, subject to covenants and restrictions.

Note Payable

      On July 1, 2004, the Company made the final principal and interest payment of $1,016,250 to The George Washington University in connection with the Company’s acquisition of Prometheus in January 2002.

7.	Commitments and Contingencies

      The Company, from time to time, is subject to litigation relating to matters in the ordinary course of business. The Company believes that any ultimate liability resulting from these contingencies will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

8.	Stockholders’ (Deficit) Equity

      In April 2004, the Company issued 27,447 shares of common stock to The George Washington University pursuant to an anti-dilution provision in the Prometheus sale agreement from 2002 and as a result of the exercises of certain Series E Warrants in connection with the Company’s initial public offering, or IPO.

      On June 16, 2004, the Company issued 21,372 shares of common stock upon exercise of warrants held by a certain stockholder.

      The Company completed an IPO of 6,325,000 shares of common stock in June 2004, which included the underwriter’s over-allotment option exercise of 825,000 shares of common stock. Of the 6,325,000 shares of common stock sold in the IPO, 2,251,062 shares were sold by selling shareholders and 4,073,938 shares were sold by Blackboard Inc., generating approximately $50,896,000 in proceeds to the Company, net of offering expenses and underwriters discounts. Upon closing of the IPO, 13,371,980 shares of common stock were issued upon conversion of the Company’s preferred stock and 2,414,857 shares of common stock were issued in satisfaction of accrued dividends on the Company’s preferred stock.

      Upon closing of the IPO, our Amended and Restated Certificate of Incorporation became effective. The Amended and Restated Certificate of Incorporation authorized common stock of 200,000,000 shares and authorized 5,000,000 shares of undesignated preferred stock. No shares of preferred stock were outstanding at September 30, 2004.

      On June 23, 2004, in connection with the IPO, the Company issued 1,199,334 shares of common stock upon cashless exercises of Series E warrants held by certain stockholders.

      On June 30, 2004, the Company issued 23,082 shares of common stock upon a cashless exercise of warrants held by a certain stockholder.

      In August 2004, the Company issued 110,997 shares of common stock upon cashless exercises of warrants held by certain stockholders.

9.	Income Taxes

      During 2004, the Internal Revenue Service issued an Internal Revenue Bulletin — Revenue Procedure 2004-34 (Rev Proc 2004-34), which allows for greater consistency between GAAP and income tax revenue recognition for companies that recognize revenues in a ratable manner. During the three months ended September 30, 2004, the Company determined that it will adopt Rev Proc 2004-34 for its 2004 and subsequent income tax filings. As a result of this adoption, the Company will recognize cumulative income tax expense adjustments, which will decrease its federal and state taxable income by approximately $34.0 million. The benefit for income taxes for the three months ended September 30, 2004 reflects the benefit of this adoption on the Company’s 2004 tax liability.

BLACKBOARD INC.

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

      We generate revenues from sales and licensing of products and professional services. Our product revenues consist principally of revenues from annual software licenses, client hosting engagements and the sale of bundled software-hardware systems. We typically sell our licenses and hosting services under annually renewable agreements and our clients generally pay the annual fees at the beginning of the contract term. We recognize revenues from these agreements, as well as revenues from bundled software-hardware systems, which do not recur, ratably over the contractual term, which is typically 12 months. Billings associated with licenses and hosting services are recorded initially as deferred revenues and then recognized ratably into revenues over the contract term. We also generate product revenues from the sale and licensing of third-party software and hardware that is not bundled with our software. These revenues are generally recognized upon shipment of the products to our clients.

      We derive professional services revenues primarily from training, implementation, installation and other consulting services. Substantially all of our professional services are performed on a time-and-materials basis. We recognize these revenues as the services are performed.

      We typically license our individual applications either on a stand-alone basis or bundled as part of either of two suites, the Blackboard Academic Suite™ and the Blackboard Commerce Suite™. The Blackboard Academic Suite includes the Blackboard Learning System, the Blackboard Community System (formerly known as Blackboard Portal System) and the Blackboard Content System. The Blackboard Commerce Suite includes the Blackboard Transaction System, the Blackboard Community System and Blackboard One. We generally price our software licenses on the basis of full-time equivalent students or users. Accordingly, annual license fees are generally greater for larger institutions.

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

      We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

      Revenue recognition. Our revenues are derived from two sources: product sales and professional services sales. Product revenues include software license, hardware, premium support and maintenance, and hosting revenues. Professional services revenues include training and consulting services. We recognize software license and maintenance revenues in accordance with the American Institute of Certified Public Accountants’ Statement of Position, or SOP 97-2, “Software Revenue Recognition”, as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions”. Our software does not require significant modification and customization services. Where services are not essential to the functionality of the software, we begin to recognize software licensing revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collectibility is probable.

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

      Hosting revenues are recorded in accordance with Emerging Issues Task Force, or EITF 00-3, “Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware”. We recognize hosting fees and set-up fees ratably over the term of the hosting agreement.

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

      Stock-based compensation. We account for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as modified by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123”. Several companies recently elected to change their accounting policies and record the fair value of options as an expense. We currently are not required to record stock-based compensation charges if the employee stock option exercise price or restricted stock purchase price equals or exceeds the deemed fair value of our common stock at the grant date. Because no market for our common stock existed prior to our IPO, our board of directors determined the fair value of our common stock based upon several factors, including our operating performance, anticipated future operating results, the terms of redeemable convertible preferred stock issued by us, including the liquidation value and other preferences of our preferred stockholders, as well as the valuations of other companies.

      On October 13, 2004, the Financial Accounting Standards Board concluded that Statement 123R, “Share-Based Payment” (Statement 123R), which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies (except small business issuer as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS 123 (not Statement 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required. If we had estimated the fair value of the options on the date of grant using the Black-Scholes pricing model and then amortized this estimated fair value over the vesting period of the options, our net (loss) income attributable to common stockholders would have changed, as shown in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

	(Unaudited)
	(In thousands, except per share amounts)
Pro forma net (loss) income attributable to common stockholders:
As reported	$(1,940)	$3,480	$(10,369)	$(1,027)
Add: Stock-based compensation included in reported net loss attributable to common stockholders	105	44	306	155
Deduct: Stock-based compensation expense determined under fair value-based method for all awards	(1,229)	(1,327)	(3,589)	(3,492)

Pro forma net (loss) income attributable to common stockholders	$(3,064)	$2,197	$(13,652)	$(4,364)

Net (loss) income attributable to common stockholders per common share:
Basic — as reported	$(0.35)	$0.14	$(1.88)	$(0.08)

Basic — pro forma	$(0.56)	$0.09	$(2.48)	$(0.34)

Diluted — as reported	$(0.35)	$0.12	$(1.88)	$(0.08)

Diluted — pro forma	$(0.56)	$0.08	$(2.48)	$(0.34)

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

      During 2004, the Internal Revenue Service issued an Internal Revenue Bulletin — Revenue Procedure 2004-34 (Rev Proc 2004-34), which allows for greater consistency between GAAP and income tax revenue recognition for companies that recognize revenues in a ratable manner. During the three months ended September 30, 2004, we determined that we will adopt this method for our 2004 and subsequent income tax filings. As a result of this adoption, we will recognize cumulative income tax expense adjustments that will decrease our federal and state taxable income by approximately $34.0 million. The benefit for income taxes for the three months ended September 30, 2004 reflects the benefit of this adoption on our 2004 tax liability.

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2004	2003	2004

Revenues:
Product	87%	86%	89%	88%
Professional services	13	14	11	12

Total revenues	100	100	100	100
Operating expenses:
Cost of product revenues	25	23	25	23
Cost of professional services revenues	9	8	7	8
Research and development	12	12	12	13
Sales and marketing	30	30	33	33
General and administrative	14	13	18	13
Amortization of intangibles resulting from acquisitions	6	3	6	3
Stock-based compensation	0	0	1	0

Total operating expenses	96	89	102	93

Income (loss) from operations	4%	11%	(2)%	7%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

      Revenues. Our total revenues for the three months ended September 30, 2004 were $29.8 million, representing an increase of $4.2 million, or 16.4%, as compared to $25.6 million for the three months ended September 30, 2003.

      Product revenues, including domestic and international, for the three months ended September 30, 2004 were $25.5 million, representing an increase of $3.3 million, or 14.7%, as compared to $22.2 million for the three months ended September 20, 2003. A detail of our total product revenues by classification is as follows:

	Three Months
	Ended
	September 30,

	2003	2004

	(In millions)
Recurring ratable revenues	$15.7	$19.4
Non-recurring ratable revenues	5.5	5.0
Other product revenues	1.0	1.1

Total product revenues	$22.2	$25.5

      The increase in recurring ratable revenues was primarily due to a $1.5 million increase in revenues from Blackboard Learning System licenses, a $700,000 increase in hosting revenues, a $500,000 increase in revenues from Blackboard Community System licenses, a $400,000 increase in revenues from Blackboard Content System licenses and a $400,000 increase in revenues from Blackboard Transaction System licenses. These increases in revenues were attributable to prior period sales to new and existing clients.

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

      The decrease in non-recurring ratable revenues was primarily due to a decrease in sales and shipments of Blackboard Transaction System hardware during the three months ended September 30, 2004 as compared to prior periods. Other product revenues were relatively consistent between the periods.

      Of our total revenues, our total international revenues for the three months ended September 30, 2004 were $4.0 million, representing an increase of $826,000, or 25.9%, as compared to $3.2 million for the three months ended September 30, 2003. International product revenues, which consist primarily of recurring ratable revenues, were $3.6 million for the three months ended September 30, 2004, representing an increase of $758,000 or 27.0%, as compared to $2.8 million for the three months ended September 30, 2003. The increase in international revenues was driven primarily by an increase in recurring ratable revenues. The increase in international recurring ratable revenues was primarily due to an increase in international revenues from Blackboard Learning System licenses resulting primarily from a prior period sale to one large international client. Further, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during 2003 and 2004, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.

      Professional services revenues for the three months ended September 30, 2004 were $4.3 million, representing an increase of $944,000, or 28.1%, as compared to $3.4 million for the three months ended September 30, 2003. The increase in professional services revenues was primarily attributable to an increase in the number and size of service engagements, which is directly related to the increase in the number of Blackboard Learning System enterprise version licensees, which generally purchase greater volumes of our service offerings.

      Cost of product revenues. Our cost of product revenues for the three months ended September 30, 2004 was $6.8 million, representing an increase of $285,000, or 4.4%, as compared to $6.5 million for the three months ended September 30, 2003. The increase in costs of product revenues was primarily due to a $700,000 increase in our technical support group expenses primarily due to increased personnel-related costs to provide improved service to our clients and a $250,000 increase in costs related to the Blackboard Content System. These increases were primarily offset by a decrease in Blackboard Transaction System hardware costs due to the decrease in sales and shipments of Blackboard Transaction System hardware during the three months ended September 30, 2004 as compared to prior periods. Cost of product revenues as a percentage of product revenues decreased to 26.7% for the three months ended September 30, 2004 from 29.4% for the three months ended September 30, 2003, due primarily to the decrease in Blackboard Transaction System hardware sales and shipments during the three months ended September 30, 2004. Blackboard Transaction System hardware sales generally have lower gross margins than our software product sales.

      Cost of professional services revenues. Our cost of professional services revenues for the three months ended September 30, 2004 was $2.4 million, representing an increase of $192,000, or 8.8%, from $2.2 million for the three months ended September 30, 2003. The increase in cost of professional services revenues is primarily due to a $400,000 increase in personnel-related costs due to an increase in headcount and salaries, offset by a $250,000 decrease in subcontractor costs. Cost of professional services revenues as a percentage of professional services revenues decreased to 55.2% for the three months ended September 30, 2004 from 65.0% for the three months ended September 30, 2003. The decrease in cost of professional services revenues as a percentage of professional services revenues is primarily due to an increase in utilization rates, an increase in hourly bill rates and a decrease in subcontractor costs for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

      Research and development expenses. Our research and development expenses for the three months ended September 30, 2004 were $3.5 million, representing an increase of $557,000, or 18.6%, as compared to $3.0 million for the three months ended September 30, 2003. The increase in research and development expenses was primarily attributable to a $200,000 increase in professional services costs and a $200,000 increase in personnel-related costs for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. These increases are due to our continued development efforts to increase the functionality of our products.

      Sales and marketing expenses. Our sales and marketing expenses for the three months ended September 30, 2004 were $9.1 million, representing an increase of $1.4 million, or 18.9%, as compared to $7.6 million for the three months ended September 30, 2003. The increase in sales and marketing expenses was attributable to a $560,000 increase in general marketing activities, a $580,000 increase in sales and marketing personnel-related costs and a $500,000 increase in reseller costs. These increases were offset by a $350,000 decrease in bonus costs due to lower than expected quarterly sales attainment.

      General and administrative expenses. Our general and administrative expenses for the three months ended September 30, 2004 were $4.0 million, representing an increase of $280,000, or 7.6%, as compared to $3.7 million for the three months ended September 30, 2003. The increase in general and administrative expenses was due to a $200,000 increase in professional services costs associated with being a public company and a $130,000 increase in professional services costs related to the implementation of a new customer relationship management system.

      Net interest income (expense). Our net interest income for the three months ended September 30, 2004 was $136,000, compared to net interest expense of $125,000 for the three months ended September 30, 2003. The increase in net interest income was primarily due to higher cash balances during the three months ended September 30, 2004 than the three months ended September 30, 2003 resulting from the receipt of proceeds from our IPO in June 2004 and repayment of outstanding debt during current and prior periods.

      Income taxes. Our benefit for income taxes for the three months ended September 30, 2004 was $250,000 compared to a provision for income taxes of $300,000 for the three months ended September 30, 2003. During 2004, the Internal Revenue Service issued an Internal Revenue Bulletin — Revenue Procedure 2004-34, which allows for greater consistency between GAAP and income tax revenue recognition for companies that recognize revenues in a ratable manner. During the three months ended September 30, 2004, we determined that we will adopt this method for our 2004 and subsequent income tax filings. As a result of this adoption, we will recognize cumulative income tax expense adjustments which will decrease our federal and state taxable income by approximately $34.0 million. The benefit for income taxes for the three months ended September 30, 2004 reflects the benefit of this adoption on our 2004 tax liability.

      Net income. As a result of the foregoing, we reported net income of $3.5 million for the three months ended September 30, 2004 compared to net income of $591,000 for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

      Revenues. Our total revenues for the nine months ended September 30, 2004 were $81.4 million, representing an increase of $12.9 million, or 18.8%, as compared to $68.5 million for the nine months ended September 30, 2003.

      Product revenues, including domestic and international, for the nine months ended September 30, 2004 were $71.4 million, representing an increase of $10.2 million, or 16.6%, as compared to $61.2 million for the nine months ended September 30, 2003. A detail of our total product revenues by classification is as follows:

	Nine Months
	Ended
	September 30,

	2003	2004

	(In millions)
Recurring ratable revenues	$42.5	$53.9
Non-recurring ratable revenues	15.2	14.6
Other product revenues	3.5	2.9

Total product revenues	$61.2	$71.4

      The increase in recurring ratable revenues was primarily due to a $4.7 million increase in revenues from Blackboard Learning System licenses, a $2.1 million increase in revenues from Blackboard Transaction System licenses, a $2.0 million increase in hosting revenues, a $1.7 million increase in revenues from Blackboard Community System licenses and a $600,000 increase in Blackboard Content System licenses. These increases in revenues were attributable to prior period sales to new and existing clients.

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

      The decrease in non-recurring ratable revenues was primarily due to a decrease in sales and shipments of Blackboard Transaction System hardware during the nine months ended September 30, 2004 as compared to prior periods. The decrease in other product revenues was due to a decrease in publisher marketing fees related to revenues recognized during the nine months ended September 30, 2003 from a large non-recurring sale.

      Of our total revenues, our total international revenues for the nine months ended September 30, 2004 were $12.1 million, representing an increase of $3.1 million, or 34.6%, as compared to $9.0 million for the nine months ended September 30, 2003. International product revenues, which consist primarily of recurring ratable revenues, were $10.5 million, representing an increase of $2.4 million, or 35.8%, as compared to $7.6 million for the nine months ended September 30, 2003. The increase in international revenues was driven primarily by an increase in recurring ratable revenues. This increase was primarily due to an increase in international revenues from Blackboard Learning System licenses resulting from prior period sales to new and existing clients, including a prior period sale to one large client. The increase in international Blackboard Learning System revenues was primarily attributable to the same factors that contributed to the increase in overall Blackboard Learning System revenues. The increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during 2003 and 2004, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.

      Professional services revenues for the nine months ended September 30, 2004 were $9.9 million, representing an increase of $2.6 million, or 36.1%, as compared to $7.3 million for the nine months ended September 30, 2003. The increase in professional services revenues was primarily attributable to an increase in the number and size of service engagements, which is directly related to the increase in the number of Blackboard Learning System enterprise version licensees, which generally purchase greater volumes of our service offerings.

      Cost of product revenues. Our cost of product revenues for the nine months ended September 30, 2004 was $18.8 million, representing an increase of $1.4 million, or 7.9%, compared to $17.4 million for the nine months ended September 30, 2003. The increase in costs of product revenues was primarily due to a $1.9 million increase in our technical support group expenses primarily due to increased personnel-related costs to provide improved service to our clients and a $400,000 increase in costs related to the Blackboard Content System. These increases were offset by a $600,000 decrease in Blackboard Transaction System hardware costs due to the decrease in sales and shipments of Blackboard Transaction System hardware during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 and lower sublicense costs on the renewal of our licenses. The cost of sublicenses is generally lower after the initial year of the sale. Cost of product revenues as a percentage of product revenues decreased to 26.4% for the nine months ended September 30, 2004 from 28.5% for the nine months ended September 30, 2003, due primarily to the decrease in Blackboard Transaction System hardware sales and shipments during the three months ended September 30, 2004 and lower sublicense costs. Blackboard Transaction System hardware sales have lower gross margins than our software product sales.

      Cost of professional services revenues. Our cost of professional services revenues for the nine months ended September 30, 2004 was $6.0 million, representing an increase of $919,000, or 18.0%, from $5.1 million for the nine months ended September 30, 2003. The increase in cost of professional services revenues is due to a $500,000 increase in personnel-related costs due to an increase in headcount and salaries and a $400,000 increase in subcontractor costs. Cost of professional services revenues as a percentage of professional services revenues decreased to 60.4% for the nine months ended September 30, 2004 from 69.7% for the nine months ended September 30, 2003. The decrease in cost of professional services revenues as a percentage of professional services revenues is primarily due to an increase in utilization rates and an increase in hourly bill rates for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

      Research and development expenses. Our research and development expenses for the nine months ended September 30, 2004 were $10.4 million, representing an increase of $2.0 million, or 23.6%, as compared to research and development expenses of $8.4 million for the nine months ended September 30, 2003. The increase in research and development expenses was primarily attributable to a $750,000 increase in personnel-related costs, a $300,000 increase in relocation and recruiting costs and a $305,000 increase in professional services. These increases are due to an increase in headcount and development efforts related to our continued efforts to increase the functionality of our products.

      Sales and marketing expenses. Our sales and marketing expenses for the nine months ended September 30, 2004 were $26.9 million, representing an increase of $4.5 million, or 20.3%, as compared to sales and marketing expenses of $22.4 million for the nine months ended September 30, 2003. The increase in sales and marketing expenses was attributable to a $2.0 million increase in personnel-related costs due to increase in headcount and salaries, a $1.3 million increase in general marketing activities, including our User Conference in March 2004 that was larger than in prior years, and a $500,000 increase in reseller costs.

      General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2004 were $10.7 million, representing a decrease of $1.7 million, or 13.4%, as compared to general and administrative expenses of $12.4 million for the nine months ended September 30, 2003. This decrease was due primarily to a $900,000 decrease in legal and accounting expenses associated with litigation and international operations during the nine months ended September 30, 2003 and a $600,000 decrease in personnel-related costs associated with movement of some personnel to other functional areas within the Company during 2003.

      Net interest income (expense). Our net interest income for the nine months ended September 30, 2004 was $57,000, compared to net interest expense of $359,000 for the nine months ended September 30, 2003. The increase in net interest income was primarily due to higher cash balances during the nine months ended September 30, 2004 than the nine months ended September 30, 2003 resulting from the receipt of proceeds from our IPO in June 2004 and repayment of outstanding debt during current and prior periods.

      Income taxes. Our provision for income taxes for the nine months ended September 30, 2004 was $362,000, compared to $614,000 for the nine months ended September 30, 2003. During 2004, the Internal Revenue Service issued an Internal Revenue Bulletin — Revenue Procedure 2004-34, which allows for greater consistency between GAAP and income tax revenue recognition for companies that recognize revenues in a ratable manner. During the three months ended September 30, 2004, we determined that we will adopt this method for our 2004 and subsequent income tax filings. As a result of this adoption, we will recognize cumulative income tax expense adjustments, which will decrease our federal and state taxable income by approximately $34.0 million. The provision for income taxes for the nine months ended September 30, 2004 reflects the benefit of this adoption on our 2004 tax liability.

      Net income (loss). As a result of the foregoing, we reported net income of $5.3 million for the nine months ended September 30, 2004, compared to a net loss of $2.8 million for the nine months ended September 30, 2003.

Liquidity and Capital Resources

      We recognize revenues ratably on annually renewable agreements, which results in deferred revenues. Deferred revenues as of September 30, 2004 were $67.0 million, representing an increase of $14.1 million, or 26.6%, from $52.9 million as of December 31, 2003. This increase was expected due to the seasonal variations in our business. We historically have lower sales to new and existing clients in our fourth quarter due to the timing of our clients’ budget cycles and the renewal dates for our existing clients’ annual licenses. Consequently, deferred revenues increased due to the higher volume of new sales to new and existing clients and the higher level of renewing licenses during the three months ended September 30, 2004 than the fourth quarter of 2003, offset by the recognition of revenues from prior period sales.

      Our cash and cash equivalents were $86.3 million at September 30, 2004 as compared to $30.5 million at December 31, 2003.

      Net cash provided by operating activities was $20.4 million during the nine months ended September 30, 2004 as compared to $9.3 million during the nine months ended September 30, 2003. This change was primarily due to increased sales to new and existing clients and improved collections during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

      Net cash used in investing activities was $6.4 million during the nine months ended September 30, 2004, a decrease of $1.6 million, or 20.3%, from $8.0 million during the nine months ended September 30, 2003. This decrease in cash usage was primarily due to our payment of the $4.5 million cash purchase price for the SA Cash division of Student Advantage, Inc. in January 2003. Exclusive of the SA Cash acquisition, investing activities increased $2.9 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, primarily due to the purchase of internal telecommunications equipment and additional computer equipment for our hosting facility due to the increase in the number of clients purchasing our hosting offering.

      Net cash provided by financing activities was $41.8 million during the nine months ended September 30, 2004 as compared to net cash provided by financing activities of $458,000 during the nine months ended September 30, 2003. This change was primarily due to the $50.9 million in proceeds from our IPO in June 2004, net of offering costs, offset by the $7.9 million repayment of our working capital line of credit in April 2004 and a total of $2.0 million in payments to The George Washington University in January 2004 and July 2004.

      We have an $8.0 million working capital line of credit and a $4.0 million equipment line of credit, each with Silicon Valley Bank. The working capital line of credit expires in November 2004, at which time we intend to negotiate a new working capital line of credit. The interest rate on the working capital line is equal to the prime rate, effectively 4.0% as of September 30, 2004, and the interest rate on new advances under the equipment line is 9.0%. Prior borrowings under the equipment line had interest rates ranging from 6.0% to 9.0%. Pursuant to the terms of these lines of credit, we must comply with financial covenants that require us to maintain on a quarterly basis: specified revenue amounts; a quick ratio of 1.5; and positive earnings before interest, taxes, depreciation and amortization. For the nine months ended September 30, 2004, we are obligated to recognize revenues of at least $22.3 million. We were in compliance with all covenants as of September 30, 2004. If we were not compliant with these covenants, the bank would have the right to accelerate the debt under the equipment and working capital lines of credit. We have pledged all of our domestic assets to secure the working capital and equipment lines of credit. As of September 30, 2004, $974,000 was outstanding on the equipment lines and there was no amount outstanding on the working capital line of credit, each subject to covenants and restrictions. As of September 30, 2004, we had $8.0 million in borrowings available under the working capital line of credit and no amount was outstanding.

      We believe our existing cash and cash equivalents and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new products or services, the timing of enhancements to existing products and services and the timing of capital expenditures. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

      Although we have been profitable in the last five quarters on a net income basis, we have not yet been profitable for a full calendar year, and may not be profitable in future periods, either on a short- or long-term basis. We incurred a net loss of $41.8 million, $41.7 million and $1.4 million for the years ended December 31, 2001, 2002 and 2003, respectively. As of September 30, 2004, we had an accumulated deficit of $127.3 million. We can give no assurance that operating losses will not occur in the future or that we will ever sustain profitability on a quarterly or annual basis.

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

Our future success depends on our ability to continue to retain and attract qualified employees.

      Our future success depends upon the continued service of our key management, technical, sales and other critical personnel. Whether we are able to execute effectively on our business strategy will depend in large part on how well key management and other personnel perform in their positions and are integrated within our company. Key personnel have left our company over the years, and there may be additional departures of key personnel from time to time. In addition, as we seek to expand our global organization, the hiring of qualified sales, technical and support personnel has been difficult due to the limited number of qualified professionals. Failure to attract, integrate and retain key personnel would result in disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives and the results of our operations.

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

      Our principal exposure to market risk relates to changes in interest rates. At September 30, 2004, we had no borrowings under our line of credit, which bears interest at a floating rate equal to the prime rate (4.0% as of September 2004). The fair value of our fixed rate long-term debt is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of our debt due to differences between market interest rates and rates in effect at the inception of our debt obligation. Changes in the fair value of our fixed rate debt have no impact on our cash flows or consolidated financial statements.

      Interest income on our cash and cash equivalents is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. For the quarter ending September 30, 2004, a 100 basis-point adverse change in interest rates would not have had a material effect on our consolidated financial position, earnings or cash flows.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

      Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2004, these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

      During the period covered by this report, we issued the following equity securities under the exemptions from registration provided in Section 4(2) of the Securities Act and Regulation D promulgated thereunder:

      On August 20, 2004, we issued 22,158 shares of our common stock to a warrant holder pursuant to the cashless exercise of a warrant held by the warrant holder.

      On August 23, 2004, we issued 88,839 shares of our common stock to certain warrant holders pursuant to the cashless exercises of warrants held by such warrant holders.

      The following table summarizes the expenses incurred by us in connection with our initial public offering in June 2004, none of which were paid to our directors, officers, general partners or their associates, persons owning 10% or more of our equity securities, or our affiliates:

Underwriting	Expenses Paid to or
Discounts and	for the
Commissions	Underwriters	Other Expenses	Total Expenses

$3,992,459	$50,000	$2,097,037	$6,139,496

      Our net proceeds from our initial public offering after expenses were approximately $50.9 million. From June 17, 2004 until September 30, 2004, we have not used any of the net proceeds. We have not made any specific plans with respect to the use of the remaining net proceeds of the offering. We will use the net proceeds from the offering for general corporate purposes, including working capital and capital expenditures. We may also use a portion of the net proceeds to acquire businesses, products or technologies that are complementary to our business. Since our June 17, 2004 offering, we have continued to collect outstanding receivables and generate positive cash flow from operations. As a result, our actual cash and cash equivalents as of September 30, 2004 were $86.3 million.

Item 6.	Exhibits.

      (a) Exhibits:

Exhibit No.		Description

10	.1(*)	Ninth Amendment to the Amended and Restated Loan and Security Agreement between Blackboard and Silicon Valley Bank
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K filed on September 2, 2004.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKBOARD INC.

By:	/s/ PETER Q. REPETTI

Peter Q. Repetti
Chief Financial Officer
(On behalf of the registrant and as Principal
Financial Officer)

Date: November 10, 2004