Form 10-K
period 2004-12-31
BLACKBOARD INC
filed 2005-03-01
CIK 1106942

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2004
Commission file number: 000-50784

Blackboard Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2081178
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1899 L Street, N.W. Washington D.C.	20036 (Zip Code)
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code:
(202) 463-4860
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of outstanding voting stock held by non-affiliates of the registrant as of June 30, 2004 was $285.5 million based on the last reported sale price of the registrant’s common stock on The NASDAQ National Market as of the close of business on that day.
      There were 26,070,903 shares of the registrant’s common stock outstanding as of January 31, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive proxy statement for its 2005 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2004, are incorporated by reference into Part III of this Form 10-K.

BLACKBOARD INC.
Form 10-K

ii

      This report contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied by such statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Factors That Could Affect Future Results.” When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this report. Blackboard assumes no obligation and does not intend to update these forward-looking statements.
PART I

Item 1.	Business.
General
      We are a leading provider of enterprise software applications and related services to the education industry. Our product line consists of five software applications bundled in two suites, the Blackboard Academic Suite™ and the Blackboard Commerce Suite™. We license these products on a renewable basis, typically for an annual term. Our clients include colleges, universities, schools and other education providers, as well as textbook publishers and student-focused merchants who serve these education providers and their students. These clients use our software to integrate technology into the education experience and campus life, and to support activities such as a professor assigning digital materials on a class website; a student collaborating with peers or completing research online; an administrator managing a departmental website; or a merchant conducting cash-free transactions with students and faculty through pre-funded debit accounts.
      We believe that our operating history provides us with experience that enables us to analyze and address the needs of the education industry. We began operations in 1997 as a limited liability company organized under the laws of the state of Delaware and served as a primary contractor to an education industry technical standards organization. In 1998, we incorporated under the laws of the state of Delaware and acquired CourseInfo LLC, which had developed an internal online learning system used by faculty at Cornell University, and had begun marketing its technology to universities and school districts in the United States and Canada. Since the time of our acquisition of CourseInfo, we have grown from approximately 26 licenses of one software application as of December 31, 1998 to more than 3,000 licenses of five software applications, in two suites, as of December 31, 2004.
      Our software applications can be installed locally at a client site or hosted centrally in our data centers. As of December 31, 2004, approximately 86% of our installations were installed locally and 14% were hosted by us. As of December 31, 2004, approximately 2,225 clients in approximately 64 countries held more than 3,000 licenses of our software. We count a university or school district as a single client even if it includes multiple entities that are separately licensing our products. We count each license for any one of our software applications as a separate license. As a result, it is possible for a single client to have multiple licenses.
Market Overview
      Our primary market is the U.S. postsecondary education market, which accounted for approximately 63% of our total revenues for 2004. We also sell into the international postsecondary, the U.S. K-12 education markets and other markets, including primarily education publishers, commercial education providers and United States government organizations, which accounted for approximately 15%, 8% and 14% of our total revenues for 2004, respectively.

Products and Services
      We have created a broad product line of enterprise software applications for the education industry. Clients can license our enterprise software applications individually or bundled into one of two suites, the Blackboard Academic Suite and the Blackboard Commerce Suite. We offer the Blackboard Academic Suite in all of our markets, and currently offer the Blackboard Commerce Suite in the U.S. and Canadian postsecondary markets. We also sometimes serve as an application service provider, offering hosting for our clients that prefer to outsource the management of the hardware, bandwidth and servers necessary to run our applications. In addition to our products, we offer a variety of professional services that help clients maximize the benefit received from our products, including project management, custom application development and training.
The Blackboard Academic Suite
      The Blackboard Academic Suite provides a scalable and easy-to-use technology platform for delivering education online, managing digital content and aggregating access to tools, information and content through an integrated Web portal environment. The applications that make up the Blackboard Academic Suite are:

•	the Blackboard Learning SystemTM;

•	the Blackboard Community SystemTM(formerly known as the Blackboard Portal SystemTM); and

•	the Blackboard Content SystemTM.

Blackboard Learning System
      The Blackboard Learning System allows education providers to support a feature-rich online teaching and learning environment that can be used to augment a classroom-based program or for distance learning. The major capabilities of the Blackboard Learning System include:

•	Learning environment. Instructors can post syllabi and course materials, including documents, graphics, audio, video and multimedia; manage course communication through integrated email, discussion forums and live virtual classrooms; facilitate group collaboration, communication and file-sharing; create, deliver and automatically score online assignments and tests; and report grades and other information to students. Additional capabilities are available through the integration of third-party Blackboard Building BlocksTM tools developed by our clients or independent parties. Blackboard Building Blocks allows institutions to download, install and manage third-party extensions. These third-party applications add functionality to our products and several client-managed online communities exist to foster open source development of enhancements to our products as well.

•	Integration with existing systems. Built on an enterprise Java architecture, the Blackboard Learning System is capable of supporting multiple end users in a high-usage environment. Our products can be integrated with existing campus student information systems and campus registrar’s systems to access the user, course and enrollment information stored throughout the institution.

•	System administration. User categories, or roles, are definable across the features of our products, including the ability to designate access parameters for all roles and set access policies for guest accounts and observers, such as parents, advisors, mentors and supervisors. System administrators can use both standard and customizable reporting templates to define user roles. The appearance and configuration of our products are customizable by each client for multiple independent user populations on the same system hardware and database. For example, different professional schools at a university or different schools in a school district could separately customize and manage our products for their respective users.
      The Blackboard Learning System is also available in two other versions that address the needs of specific client communities in the education market: The Blackboard Learning System-Basic EditionTM is a stand-alone, entry-level version of the Blackboard Learning System suitable for small-scale implementations; and the Blackboard Learning System ML™ is our multi-language version, which currently supports 13 language configurations that we sell separately.

Blackboard Community System
      The Blackboard Community System is an enterprise information portal application designed specifically for the education industry. As part of the Blackboard Academic Suite, the Blackboard Community System extends the Blackboard Learning System to include functionality for student organizations, faculty and staff, departmental collaboration, information distribution and single sign-on access to existing administrative systems. The major academic capabilities of the Blackboard Community System include:

•	Customizable portal environment. The Blackboard Community System enables institutions to provide their users, such as students, faculty and administrators, access through a customizable Web portal to multiple content sources, campus services, administrative systems and personal information management tools, such as email and calendar. Each institution can configure the Blackboard Community System to provide a variety of tools and information, including news, course-specific information, such as announcements, campus tools, such as library search, and other customizable services. In addition, each user can customize the Blackboard Community System according to his or her needs and preferences.

•	Community and communication tools. The Blackboard Community System facilitates campus discussion boards that are accessible by all users on the campus. Additionally, clients can define dedicated online sites allowing departments, clubs and other campus organizations to distribute content, manage communication with their organization members and provide for online collaboration among the members of such organizations.

•	Single sign-on access. The Blackboard Community System can act as the single sign-on access to a variety of campus systems, eliminating the need for multiple access points and identification verifications. Institutions and independent software vendors can create custom portal applications that provide views into content and data from other systems or integrate other applications.

Blackboard Content System
      The Blackboard Content System, which we released in March 2004, provides enterprise content management capabilities. The application supports teaching, learning, research, archival, extracurricular and departmental activities that require the central management, tagging, sharing and re-use of electronic files, such as scanned manuscripts, lecture notes for multiple sections of a course and departmental mission statements. The major capabilities of the Blackboard Content System include:

•	Virtual hard drive. Institutions can provide students, faculty and staff with Web-based file storage space from any computer with Internet access. Users can store and share files, track versions and synchronize those files with their own computer using the HTTP extensions for distributed authoring, known as the Web directory and versioning protocol, or WebDAV. To assure appropriate usage of the file space, administrators can manage disk space quotas and set bandwidth controls.

•	Learning content management. Instructors can manage versions of documents and other course material and can re-use content across courses. Institutions can create content repositories at departmental, school and institutional levels to facilitate the sharing and searching of digital content.

•	Library digital asset management. Librarians can create and manage collections of digital content for use by specific courses, disciplines or the entire institution. This content can be indexed and searched through the library’s online catalog searches.

•	Electronic portfolios. Users can collect and organize their academic work as electronic portfolios, which can be shared with other users on the system, as well as published externally. These portfolios can be used for academic assignments, curriculum development and standards alignment for K-12 classes, or professional development, such as résumés and job applications.
The Blackboard Commerce Suite
      The Blackboard Commerce Suite can be used for on- and off-campus commerce, online e-commerce, meal plan administration, vending, laundry services, copy and print management and student and staff identification. The applications that make up the Blackboard Commerce Suite are:

•	the Blackboard Transaction System™;

•	the Blackboard Community System; and

•	Blackboard One™.

Blackboard Transaction System
      The Blackboard Transaction System is an enterprise software application that we license along with various hardware to allow clients to establish an integrated student debit account program for charging incidental expenses such as meals and academic materials, typically using the campus ID card. The hardware that we sell as part of the Blackboard Transaction System includes servers, cards, card readers and point-of-sale devices. The Blackboard Transaction System can also support activities such as facilities access and identity verification. The principal features of the Blackboard Transaction System include:

•	Commerce. The Blackboard Transaction System’s transaction processing capabilities support the creation and management of student debit accounts, as well as the processing of payments against those accounts using student ID cards on campus, such as in dining facilities, vending machines, copy machines and bookstores, off-campus and online. Our clients use the Blackboard Transaction System to manage point-of-sale transactions, such as prepaid debit cards, meal plan administration, cash equivalency, privilege verification and discounts, and self-service or unattended transactions, such as vending, laundry, printing and copying and parking.

•	Activities management and security. The access-rights capabilities of the Blackboard Transaction System enable a variety of applications using the client’s investment in a single-card environment for commerce. These include event admission, student government voting, wireless verification on buses, library authorization and computer lab access and tracking. In addition, the system interfaces directly with door access points to manage identification and secure access control to facilities using the same student ID card.

Blackboard Community System
      In addition to the functionalities it provides as part of the Blackboard Academic Suite, the Blackboard Community System enables additional transaction capabilities when licensed as part of the Blackboard Commerce Suite, including:

•	Storefront development. The Blackboard Community System enables campus business units and student organizations to charge fees, which may be paid with the student debit account. Users can activate template-driven tools that allow them to describe, price, display and charge for an item all within the campus portal environment. Uses include campus bookstore online purchases, athletics and event tickets, library fees and parking fees.

•	Web account management. Through an online account, end users can manage a variety of activities, including online deposits, remote account access by parents, balance inquiries, transaction history statements and lost and stolen card reports.

Blackboard One
      Blackboard One is bundled with the Blackboard Transaction System and enables students and faculty to use their university ID cards as a form of payment off-campus. We recruit local merchants to accept student debit accounts as a form of payment and facilitate the processing of transactions by third-party merchants that use the Blackboard Transaction System. By utilizing the existing Blackboard Transaction System debit account at the university, Blackboard One provides students with a secure, cashless and convenient way to make purchases while assuring parents that their funds will be spent within a university-approved merchant network. We develop the off-campus merchant network on behalf of each university and manage the program, from merchant acquisition and funds settlement to transaction terminal support. Also, if requested by the client, we simultaneously conduct customized marketing campaigns designed to build the card program brand and increase deposits into the accounts.
Professional Services
      Our professional services support the implementation and maintenance of the educational environment in order to help clients maximize the value of our various enterprise software applications. Our services group offers:

•	project management;

•	installation and configuration;

•	integration of our applications with existing campus systems;

•	user interface customization;

•	course and content migration; and

•	custom Blackboard Building Blocks application development.
      Training is available online and on-site for both the Blackboard Academic Suite and the Blackboard Commerce Suite, as is instructional design consulting for the Blackboard Academic Suite.
Competition
      The market for education enterprise software is highly fragmented and rapidly evolving, and we expect competition in this market to persist and intensify. Our primary competitors for the Blackboard Academic Suite are companies that provide course management systems, learning content management systems and education enterprise information portal technologies. Companies that fit this description include eCollege.com, WebCT, Inc., SunGard SCT Inc., an operating unit of SunGard Data Systems Inc., HarvestRoad Ltd., Concord USA, Inc., Desire2Learn Inc., ANGEL Learning, Inc. and Jenzabar, Inc. We also face competition from clients that develop their own applications internally, large diversified software vendors who offer products in numerous markets including the education market and open source software applications such as Moodle and Sakai. Our primary competitors for the Blackboard Commerce Suite are companies that provide university transaction systems and off-campus merchant relationship programs. Companies that fit this description include Diebold, Incorporated’s Card Systems division and The CBORD Group, Inc.
      It is possible that other vendors will develop and market competitive products in the future. Some of our competitors and potential competitors are larger than us and have greater financial and technical resources than we do.
      We believe that the primary competitive factors in our markets are:

•	base of reference clients;

•	functional breadth and depth of solution offered;

•	ease of use;

•	complexity of installation and upgrade;

•	scalability of solution to meet growing needs;

•	client service;

•	availability of third-party application and content add-ons; and

•	total cost of ownership.
      We believe that we compete favorably on the basis of these factors.
Our Growth Strategy
      We seek to capitalize on our position as a leader in our market to grow our business by supporting several significant aspects of education, including teaching, learning, commerce and campus life. Key elements of our growth strategy include:

•	Increasing penetration of the U.S. postsecondary market. We intend to capitalize on our experience in the U.S. postsecondary education market to further enhance our leadership position.

•	Growing annual license revenues. We intend to increase annual license revenues with existing clients by upgrading current products, cross-selling complementary applications and focusing on client satisfaction.

•	Offering new products to our target markets. Using feedback gathered from our clients and our sales and technical support groups, we intend to continue to develop and offer new upgrades, applications and application suites to increase our presence on campuses and expand the value provided to our clients.

•	Increasing sales to international postsecondary and U.S. K-12 markets. We intend to continue to expand sales and marketing efforts to increase sales of our applications to international postsecondary institutions as well as U.S. K-12 schools.

•	Pursuing strategic relationships and acquisition opportunities. We intend to continue to pursue strategic relationships with, acquisitions of, and investments in, companies that enhance the technological features of our products, offer complementary products, services and technologies, or broaden the scope of our product offerings into other areas.
Research and Development
      Each of the individual applications in our two product suites is developed and maintained by a dedicated team of software engineers, product managers and documentation specialists. In addition, we maintain three cross-product groups: an engineering services team, which focuses on highly technical product support issues that have been escalated by our telephone support operation; a quality control team, which tests our applications with a view to ensuring that software errors and usability issues are identified and corrected before a new product or update is released; and a corporate development engineering team that works on special development projects that involve third parties, including software tools for integrating our products with other campus systems. Our research and development group receives extensive feedback on product improvement suggestions and new products from clients, either directly or through our sales and client support organizations. We periodically release maintenance updates to and new versions of our existing products. In addition, our research and development group works on new product initiatives as appropriate. Our products are primarily developed internally and, in support of the development of our products, we have acquired or licensed specialized products and technologies from other software firms. Our research and development expenses were $10.3 million, $11.4 million and $13.7 million in the years ended December 31, 2002, 2003 and 2004, respectively.

Marketing and Sales

Marketing
      We engage in a variety of traditional and online marketing activities designed to provide sales lead generation, sales support and increasing market awareness. Our specific marketing activities include print advertising in trade publications, direct mail campaigns, speaking engagements and industry trade-shows and seminars, which help create awareness of our brand and products and services. Examples of specific marketing events include the Blackboard Summit, which is our annual meeting of educational and technology leaders from the United States and abroad; the Blackboard Users’ Conference, which is our annual conference dedicated to all users of Blackboard products as well as prospective clients; and Blackboard Days, which provide information sessions at current client sites for current and prospective clients. Our marketing group also manages our website, which serves as a source of information about us and our products.

Sales
      We sell our products through a direct sales force and, in some emerging international markets, through re-sellers. Regional sales managers are responsible for sales of our products in their territories and supervise account managers who are responsible for maintaining software and service renewal rates among our clients. Account managers are typically compensated in part based upon their achievement of renewal rate quotas, and pursue a variety of client relations activities aimed at maintaining and improving renewal rates. In addition, our sales organization includes technical sales engineers, who are experts in the technical aspects of our products and client implementations.
      In our experience, colleges, universities and schools frequently rely on references from peer institutions when selecting a vendor and often involve a variety of internal constituencies, such as instructors and students, when evaluating a product. In addition, most public education institutions and many private institutions utilize request for proposal, or RFP, processes, by which they announce their interest in purchasing an application and detail their requirements so that vendors may bid accordingly. As a result, we generate sales leads from sources such as interacting with attendees at conferences, visiting potential clients’ sites to provide briefings on the industry and our products, responding to inbound calls based on client recommendations and monitoring and responding to RFPs. We often structure our licenses in a manner that anticipates expansion from one product in a suite to multiple products in a suite, and we engage in state or regional agreements when appropriate to provide umbrella pricing and contractual terms for a group of institutions. We have U.S. sales offices in Washington, D.C. and Phoenix, Arizona. We have international sales offices in Amsterdam and Tokyo.
Executive Officers
      The following table lists our executive officers and their ages as of February 28, 2005.

Name	Age	Position

Michael L. Chasen	33	Chief executive officer, president, director
Matthew L. Pittinsky	32	Chairman, director
Peter Q. Repetti	43	Chief financial officer
Todd E. Gibby	36	Senior vice president for sales
James M. Hermens	38	Senior vice president for services and support
George D. Calvert	41	Senior vice president for product development
Matthew H. Small	32	Senior vice president for legal, general counsel, secretary
Mary E. Good	41	Senior vice president for human resources and facilities
Michael J. Beach	35	Vice president for finance, treasurer
      Matthew Pittinsky has served as chairman of the board of directors since our founding in 1997. From June 1997 to November 1998, Mr. Pittinsky also served as chief executive officer. Before co-founding

Blackboard, from July 1995 to June 1997 Mr. Pittinsky was a consultant with KPMG Consulting (now BearingPoint, Inc.) serving colleges and universities. Mr. Pittinsky is the editor of The Wired Tower, a book published in June 2002 analyzing the Internet’s impact on higher education. Mr. Pittinsky serves on the board of trustees of American University. Mr. Pittinsky received a BS degree from American University and an Ed.M degree from Harvard University Graduate School of Education. He is currently a Ph.D candidate at Columbia University Teachers College.
      Michael Chasen has served as chief executive officer since January 2001, as president since February 2004 and as a director since our founding in 1997. From June 1997 to January 2001, Mr. Chasen served as president. Before co-founding Blackboard, from May 1996 to June 1997, Mr. Chasen was a consultant with KPMG Consulting (now BearingPoint, Inc.) serving colleges and universities. Mr. Chasen received a BS degree from American University and a MBA degree from Georgetown University School of Business.
      Peter Repetti has served as chief financial officer since June 2001. Prior to joining us, from March 2000 to April 2001, Mr. Repetti served as the chief financial officer of WebOS Inc., an Internet infrastructure software company. From December 1995 to August 1999, Mr. Repetti served as chief financial officer and, from August 1994 to August 1999, as vice president of finance of Manugistics Group, Inc., a supply chain management software company. Mr. Repetti received a BBA degree from The George Washington University and a MBA degree from the University of Chicago.
      Todd Gibby has served as senior vice president for sales since August 2002. From January 2001 to August 2002, Mr. Gibby served as general manager of our learning systems and community portal systems product lines, and from September 1999 to January 2001, he served as vice president for business development and Web properties. Prior to joining us, from February 1999 to September 1999, Mr. Gibby was director of business development with Campus Pipeline Inc. Mr. Gibby received a BA degree from Dartmouth College and a MBA degree from the Wharton School of Business, University of Pennsylvania.
      George Calvert has served as senior vice president for product development since February 2004. Prior to joining us, from December 1999 to February 2004, Mr. Calvert served as president of Loud Think, Inc., an information technology consulting firm. From November 1998 to October 1999, Mr. Calvert served as director of consulting at FirePond, Inc., a customer relations management software company. Mr. Calvert received a BA degree from the University of Delaware and a MS degree from The Johns Hopkins University.
      James Hermens has served as senior vice president for global services and support since May 2003. From December 2001 to May 2003, Mr. Hermens served as the general manager of our transaction systems product line. Prior to joining us, from June 2000 to November 2001, Mr. Hermens was a general manager at Hollinger Digital Inc., a global media company, and from June 1997 to June 2000, as vice president and director at Sylvan Learning Systems, Inc. (now known as Laureate Education, Inc.). Mr. Hermens received an AB degree from Princeton University and a MBA degree from the Darden School, University of Virginia.
      Matthew Small has served as general counsel since January 2004, secretary since February 2004 and senior vice president for legal since February 2005. Mr. Small served as corporate counsel from September 2002 to January 2004 and assistant secretary from November 2002 to February 2004. Prior to joining us, from September 1999 to September 2002, Mr. Small was an associate at the law firm of Testa, Hurwitz & Thibeault LLP. Mr. Small received a BA degree from the University of Denver, a MBA degree from the University of Connecticut School of Business and a JD degree from the University of Connecticut Law School.
      Mary Good has served as senior vice president for human resources and facilities since April 2004. Prior to joining us, Ms. Good served as vice president, human resources for American Management Systems, Inc., a professional services and information technology firm, from June 2000 to June 2003. From 1988 to June 2000, Ms. Good served in a variety of human resource positions at American Management Systems, Inc. Ms. Good received a BS degree from The Pennsylvania State University and a MBA degree from Syracuse University.

      Michael Beach has served as vice president for finance since June 2001 and treasurer since February 2004. Prior to joining us, from February 1997 to June 2001, Mr. Beach was an audit senior manager at the public accounting firm of Ernst & Young LLP. Mr. Beach received a BBA degree from James Madison University.
Employees
      As of December 31, 2004, we had 481 employees, including 142 in sales and marketing; 96 in support, ASP hosting and production; 90 in research and development; 79 in professional services; and 74 in general administration. None of our employees are represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is good.
International Operations
      We currently operate predominately in the United States. Our revenues derived from operations in foreign countries for fiscal years 2002, 2003 and 2004 were $8.4 million, $12.5 million and $16.8 million, respectively. All of our material identifiable assets are located in the United States.
Website Access to U.S. Securities and Exchange Commission Reports
      Our Internet address is http://www.blackboard.com. Through our website, we make available, free of charge, access to all reports filed with the U.S. Securities and Exchange Commission including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to these reports, as filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Copies of any materials we file with, or furnish to, the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov or at the SEC’s Public Reference Room at 450 Fifth St., N.W., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 2.	Properties.
      Our corporate headquarters are located in Washington, D.C., where we lease approximately 46,000 square feet of space under a lease expiring in May 2007 and approximately 11,000 square feet of space under a lease expiring November 2009. We also lease offices in Phoenix, Arizona, Amsterdam and Tokyo.

Item 3.	Legal Proceedings.
      We are involved in various legal proceedings from time to time incidental to the ordinary conduct of our business. We are not currently involved in any legal proceeding the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or results of operations

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Our common stock trades on the NASDAQ National Market under the symbol “BBBB.” The following table sets forth, for the period indicated, the range of high and low sales prices for our common stock since our initial public offering on June 18, 2004.

	High	Low

Year Ended December 31, 2004:
Second Quarter (since June 18, 2004)	$23.40	$15.50
Third Quarter	22.60	15.43
Fourth Quarter	19.88	14.14
      As of January 31, 2005 there were approximately 434 holders of record of our outstanding common stock.
      We have not paid or declared any cash dividends on our common stock. We currently expect to retain all of our earnings for use in developing our business and do not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be paid at the discretion of our board of directors and will depend, among other things, upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our board of directors may deem relevant.
      We did not repurchase any of our equity securities in 2004.
      Our net proceeds from our initial public offering after expenses were approximately $50.9 million. As of December 31, 2004, since our initial public offering, we have expended cash in excess of our net proceeds from our initial public offering.

Item 6.	Selected Financial Data.
      The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this annual report. The statement of operations data for the years ended December 31, 2000, 2001, 2002, 2003 and 2004, and the balance sheet data as of December 31, 2000, 2001, 2002, 2003 and 2004, are derived from, and are qualified by reference to, our audited consolidated financial statements that have been audited by Ernst and Young, LLP, our independent auditors.

	Year Ended December 31,

	2000	2001	2002	2003	2004

	(In thousands)
Statement of operations data:
Revenues:
Product	$8,463	$39,643	$62,388	$83,331	$98,632
Professional services	3,597	7,082	7,558	9,147	12,771

Total revenues	12,060	46,725	69,946	92,478	111,403
Operating expenses:
Cost of product revenues, excludes amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below	3,591	16,311	21,526	23,079	25,897
Cost of professional services revenues	3,858	5,995	5,742	6,628	7,962
Research and development	8,024	13,207	10,272	11,397	13,749
Sales and marketing	18,790	28,294	24,176	30,908	35,176
General and administrative	6,994	13,773	16,464	14,731	14,895
Amortization of intangibles resulting from acquisitions	958	9,271	5,519	5,757	3,517
Stock-based compensation	186	193	474	319	174

Total operating expenses	42,401	87,044	84,173	92,819	101,370

(Loss) income from operations	(30,341)	(40,319)	(14,227)	(341)	10,033
Interest (expense) income, net	250	(1,466)	(509)	(470)	315
(Loss) income before provision for income taxes and cumulative change in accounting principle	(30,091)	(41,785)	(14,736)	(811)	10,348
Provision for income taxes	—	—	(283)	(614)	(299)

(Loss) income before cumulative change in accounting principle	(30,091)	(41,785)	(15,019)	(1,425)	10,049
Cumulative change in accounting principle	—	—	(26,632)	—	—

Net (loss) income	(30,091)	(41,785)	(41,651)	(1,425)	10,049
Dividends on and accretion of convertible preferred stock	(3,437)	(7,977)	(9,699)	(10,077)	(6,344)

Net (loss) income attributable to common stockholders	$(33,528)	$(49,762)	$(51,350)	$(11,502)	$3,705

      The following table sets forth a summary of our balance sheets data:

	December 31,

	2000	2001	2002	2003	2004

	(In thousands)
Balance sheet data:
Cash and cash equivalents	$12,038	$20,270	$20,372	$30,456	$98,149
Working capital (deficit)	(16,200)	1,634	(9,402)	(13,001)	53,642
Total assets	73,743	86,504	71,140	83,054	148,398
Deferred revenues, current portion	13,445	22,659	37,342	51,215	63,901
Total debt	19,475	6,070	11,855	11,564	762
Mandatorily redeemable convertible preferred stock and Series E warrants	55,298	110,522	120,221	130,297	—
Total stockholders’ (deficit) equity	(29,275)	(68,586)	(113,403)	(124,617)	69,107

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      You should read the following discussion together with our financial statements and the related notes included elsewhere in this annual report. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risks Related to Our Business” and elsewhere in this annual report.
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
      We generate revenues from sales and licensing of products and professional services. Our product revenues consist principally of revenues from annual software licenses, client hosting engagements and the sale of bundled software-hardware systems. We typically sell our licenses and hosting services under annually renewable agreements, and our clients generally pay the annual fees at the beginning of the contract term. We recognize revenues from these agreements, as well as revenues from bundled software-hardware systems, ratably over the contractual term, which is typically 12 months. Billings associated with licenses and hosting services are recorded initially as deferred revenues and then recognized ratably into revenues over the contract term. We also generate product revenues from the sale and licensing of third-party software and hardware that is not bundled with our software. These revenues are generally recognized upon shipment of the products to our clients.
      We derive professional services revenues primarily from training, implementation, installation and other consulting services. Substantially all of our professional services are performed on a time-and-materials basis. We recognize these revenues as the services are performed.
      We typically license our individual applications either on a stand-alone basis or bundled as part of either of two suites, the Blackboard Academic Suite and the Blackboard Commerce Suite. The Blackboard Academic Suite includes the Blackboard Learning System, the Blackboard Community System (formerly known as Blackboard Portal System) and the Blackboard Content System. The Blackboard Commerce Suite includes the Blackboard Transaction System, the Blackboard Community System and Blackboard One. We generally price our software licenses on the basis of full-time-equivalent students or users. Accordingly, annual license fees are generally greater for larger institutions.
      Our operating expenses consist of cost of revenues, research and development expenses, sales and marketing expenses, general and administrative expenses, amortization of intangibles resulting from acquisitions and stock-based compensation expenses.
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
      Sales and marketing expenses include the costs of compensation, including bonuses and commissions, and benefits for employees who are associated with the generation of revenues, as well as marketing expenses, costs of external marketing-related professional services, facility rent, bad debts, utilities, communications and travel attributable to those sales and marketing employees in the generation of revenues. All of these costs are expensed as incurred.
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
      Amortization of intangibles includes the amortization of costs associated with products, acquired technology, customer lists, non-compete agreements and other identifiable intangible assets. These intangible assets were recorded at the time of our acquisitions and relate to contractual agreements, technology and products that we continue to utilize in our business. For periods prior to 2002, we also amortized goodwill and the assembled-workforce intangible assets we acquired in our acquisitions.
      Stock-based compensation expenses relate to historic stock option grants and have arisen primarily as a result of options granted below fair market value, modifications made to outstanding options and options granted to non-employees.
Critical Accounting Policies and Estimates
      The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, bad debts, fixed assets, long-lived assets, including goodwill, income taxes and contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements. Our critical accounting policies have been discussed with the audit committee of our board of directors.

      We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:
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
      Allowance for uncollectible accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our clients to make required payments. We analyze accounts receivable, historical percentages of uncollectible accounts and changes in payment history when evaluating the adequacy of the allowance for uncollectible accounts. We use an internal group of collectors, augmented by our sales and services groups as we deem appropriate, in our collection efforts. Although we believe that our reserves are adequate, if the financial condition of our clients deteriorates, resulting in an impairment of their ability to make payments, or if we underestimate the allowances required, additional allowances may be necessary, which will result in increased expense in the period in which such determination is made.
      Long-lived assets. We record our long-lived assets, such as property and equipment, at cost. We review the carrying value of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the

Impairment or Disposal of Long-Lived Assets”. We evaluate these assets by examining estimated future cash flows to determine if their current recorded value is impaired. We evaluate these cash flows by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will record a write-down of the carrying value of the identified asset and charge the impairment as an operating expense in the period in which the determination is made. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances.
      Goodwill. We assess the impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Accordingly, we test our goodwill for impairment annually on October 1, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If we determine that impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.
      On January 1, 2002, we adopted SFAS 142 and recorded a one-time charge of $26.6 million to reduce the carrying value of some of our goodwill. This charge was non-operational in nature and is reflected as a cumulative effect of change in accounting principle in our consolidated statements of operations. In calculating the impairment charge, we estimated the fair value of the goodwill using a discounted cash flow methodology as determined by an independent valuation of at-risk assets.
      Stock-based compensation. We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as modified by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123”. Several companies recently elected to change their accounting policies and record the fair value of options as an expense. We currently are not required to record stock-based compensation charges if the employee stock option exercise price equals or exceeds the deemed fair value of our common stock at the grant date. Because no market for our common stock existed prior to our initial public offering in June 2004, our board of directors determined the fair value of our common stock based upon several factors, including our operating performance, anticipated future operating results, the terms of redeemable convertible preferred stock issued by us, including the liquidation value and other preferences of our preferred stockholders, as well as the valuations of other companies.
      On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, known as SFAS 123(R), which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB Opinion No. 25 and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally the approach in SFAS 123(R) is similar to the approach described in SFAS No. 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS 123(R).
      SFAS 123(R) must be adopted no later than July 1, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or

•	A “prospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123(R) for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

      We plan to adopt SFAS 123(R) using the modified prospective method on July 1, 2005.
      If we had estimated the fair value of the options on the date of grant using the Black-Scholes pricing model and then amortized this estimated fair value over the vesting period of the options, our net (loss) income attributable to common stockholders would have changed, as shown in the table below.

	Year Ended December 31,

	2002	2003	2004

	(In thousands, except
	per share amounts)
Pro forma net (loss) income attributable to common stockholders:
As reported	$(51,350)	$(11,502)	$3,705
Add: Stock-based compensation included in reported net (loss) income attributable to common stockholders	474	319	174
Deduct: Stock-based compensation expense determined under fair value-based method for all awards	(3,455)	(2,942)	(4,382)

Pro forma net (loss) income attributable to common stockholders	$(54,331)	$(14,125)	$(503)

Net (loss) income attributable to common stockholders per common share:
Basic as reported	$(9.40)	$(2.09)	$0.23

Diluted as reported	(9.40)	(2.09)	0.21

Basic — pro forma	$(9.95)	$(2.56)	$(0.03)

Diluted — pro forma	(9.95)	(2.56)	(0.03)

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
      During 2004, the Internal Revenue Service issued an Internal Revenue Bulletin — Revenue Procedure 2004-34 (Rev Proc 2004-34), which allows for greater consistency between generally accepted accounting principles, or GAAP, and income tax revenue recognition for companies that recognize revenues in a ratable manner. During 2004, we determined that we would adopt this method for our 2004 and subsequent income tax filings. As a result of this adoption, we will recognize cumulative income tax expense adjustments that will decrease our federal and state taxable income by approximately $34.0 million. The provision for income taxes for the year ended December 31, 2004 reflects this adoption.

      As of December 31, 2004, we had a valuation allowance of $31.2 million to reduce our deferred tax assets. The valuation allowance primarily relates to deferred tax assets arising from operating loss carryforwards and the book treatment compared to tax treatment of deferred revenues. Should we generate taxable income in the future, we may be able to realize all or part of the operating loss carryforwards against which we have applied the valuation allowance. In that event, our current income tax expense would be reduced or our income tax benefits would be increased, resulting in an increase in net income or a reduction in net loss.
Acquisitions and Joint Venture
      In January 2002, we acquired the assets and liabilities of Prometheus, a division of The George Washington University, in consideration for 512,959 shares of our common stock, a $3.0 million note payable and the assumption of liabilities of $550,000, for total purchase consideration of $9.6 million. The note payable accrued interest at 6.5% per annum, payable quarterly. The note provided for three principal payments of $1.0 million each due in July 2003, January 2004 and July 2004. We accounted for this acquisition as a purchase and, accordingly, the results of operations have been included in our statements of operations since the date of the acquisition. We performed an analysis of the fair values of the identifiable intangible assets acquired in this transaction. Based upon this analysis, the fair values of these components exceeded the cost of the acquired business by $559,000. Therefore, we reduced, on a pro-rata basis, the value attributed to the assets acquired. The value we attributed to the identifiable intangible assets acquired included $2.8 million in customer lists, $4.7 million in acquired technology and $2.0 million attributed to the non-compete agreement entered into by the parties. The customer lists, acquired technology, and non-compete agreement are included in our intangible assets and are being amortized over three years. As a result of the exercise of warrants to purchase shares of our series E convertible preferred stock during 2002, we issued an additional 7,869 shares of our common stock to The George Washington University pursuant to an anti-dilution provision in the Prometheus sales agreement. In addition, in April 2004, we issued an additional 27,447 shares of our common stock to The George Washington University as a result of the expected exercise of warrants held by others prior to the consummation of our IPO in June 2004.
      On January 31, 2003, we acquired the assets and liabilities of SA Cash, a division of Student Advantage, Inc., for $4.5 million in cash and assumed liabilities of $467,000. The acquisition was accounted for as a purchase and, accordingly, the results of operations have been included in the accompanying consolidated statements of operations since the effective date of the acquisition. We performed an analysis of the fair values of the identifiable intangible assets acquired in the transaction. The value attributed to the identifiable intangible assets acquired included $1.3 million in customer lists. The customer lists are included in intangible assets and are being amortized over five years.
      In August 2003, we invested $150,000 in an international joint venture with CERNET Corporation, a Chinese corporation whose owners include China’s Ministry of Education and ten leading Chinese universities. CERNET is the principal provider of Internet access to universities throughout China. This joint venture was established to market our products and services in China. We own 47% of the joint venture’s voting equity and CERNET owns 53%. We have determined that the joint venture is a variable interest entity under Financial Accounting Standards Board, or FASB, Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51”, or FIN 46, and that CERNET is the joint venture’s primary beneficiary. Accordingly, we are not required to consolidate the results of operations and financial condition of the joint venture with ours. The operations and financial position of the joint venture were immaterial to us as of and for the years ended December 31, 2003 and 2004.
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

Results of Operations
      The following table sets forth selected statement of operations data expressed as a percentage of total revenues for each of the periods indicated.

	Year Ended
	December 31,

	2002	2003	2004

Revenues:
Product	89%	90%	89%
Professional services	11	10	11

Total revenues	100	100	100
Operating expenses:
Cost of product revenues	31	25	23
Cost of professional services revenues	8	7	7
Research and development	15	12	12
Sales and marketing	34	33	32
General and administrative	23	16	14
Amortization of intangibles resulting from acquisitions	8	6	3
Stock-based compensation	1	0	0

Total operating expenses	120	99	91

	(20)%	1%	9%

      The following table sets forth, for each component of revenues, the cost of these revenues expressed as a percentage of the related revenues for each of the periods indicated.

	Year Ended
	December 31,

	2002	2003	2004

Cost of product revenues	35%	28%	26%
Cost of professional services revenues	76	72	62

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Revenues. Our total revenues for the year ended December 31, 2004 were $111.4 million, representing an increase of $18.9 million, or 20.5%, as compared to total revenues of $92.5 million for the year ended December 31, 2003.
      Product revenues, including both domestic and international, for the year ended December 31, 2004 were $98.6 million, representing an increase of $15.3 million, or 18.4%, as compared to product revenues of $83.3 million for the year ended December 31, 2003. A detail of our total product revenues by classification is as follows:

	Year Ended
	December 31,

	2003	2004

	(In millions)
Recurring ratable revenues	$58.3	$74.9
Non-recurring ratable revenues	20.2	19.6
Other product revenues	4.8	4.1

Total product revenues	$83.3	$98.6

      The increase in recurring ratable revenues was primarily due to a $6.8 million increase in revenues from Blackboard Learning System licenses, a $3.5 million increase in hosting revenues, a $2.5 million increase in revenues from Blackboard Transaction System licenses, a $2.2 million increase in revenues from Blackboard Community System licenses and a $1.1 million increase in revenues from Blackboard Content System licenses. The increases in each of these categories were attributable to prior period sales to new and existing clients. As of December 31, 2004, we had a 5% increase in the number of clients as compared to December 31, 2003. Further, during 2004, our clients renewed or upgraded approximately 92% of the renewable licenses eligible to be renewed during 2004, which is consistent with 2003. The increase in Blackboard Learning System license revenues was also attributable to the continued shift from the Blackboard Learning System — Basic Edition to the enterprise version of the Blackboard Learning System and the resulting higher average pricing and contractual value of these licenses.
      The decrease in non-recurring ratable revenues was primarily due to decreased revenues from Blackboard Transaction System hardware products due to a decrease in sales and shipments of Blackboard Transaction System hardware during the year ended December 31, 2004 as compared to the year ended December 31, 2003.
      Of our total revenues, our international revenues for the year ended December 31, 2004 were $16.8 million, representing an increase of $4.3 million, or 34.4%, as compared to $12.5 million for the year ended December 31, 2003. International product revenues were $14.9 million, representing an increase of $3.5 million, or 30.6%, as compared to international product revenues of $11.4 million for the year ended December 31, 2003. The increase in international product revenues was driven primarily by an increase in recurring ratable revenues. This increase was primarily due to a $3.5 million increase in revenues from Blackboard Learning System licenses resulting from prior period sales to new and existing clients, including a prior period sale to one large international client. The increase in Blackboard Learning System revenues internationally was primarily attributable to the same factors that contributed to the increase in overall revenues for these products. The increase in international revenues also reflected our continued investment in increasing the size of our international sales force and international marketing efforts during 2003, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.
      Professional services revenues for the year ended December 31, 2004 were $12.8 million, representing an increase of $3.6 million, or 39.6%, as compared to professional services revenues of $9.1 million for the year ended December 31, 2003. The increase in professional services revenues was primarily attributable to an increase in the number of enterprise licensees, which generally purchase greater volumes of our service offerings.
      Cost of product revenues. Our cost of product revenues for the year ended December 31, 2004 was $25.9 million, representing an increase of $2.8 million, or 12.2%, compared to $23.1 million for the year ended December 31, 2003. The increase in costs of product revenues was primarily due to a $3.0 million increase in hosting costs associated with the increase in number of hosting clients, a $2.5 million increase in our technical support group expenses primarily due to increased personnel-related costs to provide improved service to our clients and a $650,000 increase in costs related to the Blackboard Content System. These increases were offset primarily by a decrease in Blackboard Transaction System hardware costs due to the decrease in sales and shipments of Blackboard Transaction System hardware during the year ended December 31, 2004 as compared to the year ended December 31, 2003.
      Cost of product revenues as a percentage of product revenues decreased to 26.3% for the year ended December 31, 2004 from 27.7% for the year ended December 31, 2003, due primarily to the decrease in Blackboard Transaction System hardware sales and shipments during the year ended December 31, 2004. Blackboard Transaction System hardware sales generally have lower gross margins than our software product sales.
      Cost of professional services revenues. Our cost of professional services revenues for the year ended December 31, 2004 was $8.0 million, representing an increase of $1.3 million, or 20.1%, compared to $6.6 million for the year ended December 31, 2004. The increase in cost of professional services revenues is primarily due to an increase in personnel-related costs directly related to the increase in professional services revenues. Cost of professional services revenues as a percentage of professional services revenues decreased to 62.3% for the year ended December 31, 2004 from 72.5% for the year ended December 31, 2003 primarily due to an increase in our internal utilization rates and an increase in hourly bill rates for the year ended December 31, 2004 as compared to the year ended December 31, 2003.
      Research and development expenses. Our research and development expenses for the year ended December 31, 2004 were $13.7 million, representing an increase of $2.3 million, or 20.6%, as compared to research and development expenses of $11.4 million for the year ended December 31, 2003. This increase was primarily attributable to a $900,000 increase in personnel-related costs, a $400,000 increase in professional services costs and a $375,000 increase in relocation and recruiting costs. These increases are due to an increase in headcount and development efforts related to our continued efforts to increase the functionality of our products.
      Sales and marketing expenses. Our sales and marketing expenses for the year ended December 31, 2004 were $35.2 million, representing an increase of $4.3 million, or 13.8%, as compared to sales and marketing expenses of $30.9 million for the year ended December 31, 2003. This increase was primarily attributable to a $2.8 million increase in personnel-related costs in our sales and marketing departments primarily due to an increase in marketing personnel headcount, higher average salaries due to annual salary increases during 2004, including revised incentive compensation plans for our sales persons during 2004, and increased recruiting costs to replace and increase the number of quota-bearing sales persons during 2004. The increase in sales and marketing expenses was further due to a $1.3 million increase in general marketing activities, which included our User Conference in March 2004 that was larger than in prior years, a $1.0 million increase in personnel-related costs associated with movement of some personnel to other functional areas within the company during 2003, and a $700,000 increase in reseller costs primarily related to one large sale to an international client in prior periods. These increases were offset primarily by a $2.2 million decrease in bad debt expense due to improved collections on our accounts receivable and collections on previously written off accounts from prior periods.
      General and administrative expenses. Our general and administrative expenses for the year ended December 31, 2004 were $14.9 million, representing an increase of $164,000, or 1.1%, from $14.7 million for the year ended December 31, 2003. This increase was primarily attributable to a $630,000 increase in personnel-related costs due to a $375,000 increase in bonus expense due to revised compensation packages for key employees in general and administrative functional departments, a $200,000 increase in employee compensation related to the hiring of senior management positions during 2004 and higher average salaries across all general and administrative functional departments due to annual salary increases in 2004. General and administrative expenses also increased due to a $300,000 increase in insurance expenses due to higher liability coverage associated with being a public company, a $200,000 increase in Delaware state franchise expenses due to increase in number of shares outstanding associated with our IPO in June 2004 and option exercises, a $200,000 increase in professional service costs associated with being a public company, a $150,000 increase in professional service costs related to the implementation of a new customer relationship management system and a $120,000 increase in rent expense associated with our obtaining additional space at our Washington, D.C. office location. These increases were offset primarily by a $750,000 decrease in legal and accounting expenses associated with litigation and international operations during the year ended December 31, 2003 and a $600,000 decrease in personnel-related costs associated with movement of some personnel to other functional areas within the Company during 2003.
      Net interest (expense) income. Our net interest income for the year ended December 31, 2004 was $315,000 compared to net interest expense of $470,000 for the year ended December 31, 2003. The increase in net interest income was primarily due to higher cash balances during the year ended December 31, 2004 than the year ended December 31, 2003 resulting from the receipt of proceeds from our IPO in June 2004 and repayment of outstanding debt during current and prior periods.
      Income taxes. Our provision for income taxes for the year ended December 31, 2004 was $299,000 compared to $614,000 for the year ended December 31, 2003. During 2004, the Internal Revenue Service

issued an Internal Revenue Bulletin — Revenue Procedure 2004-34, which allows for greater consistency between GAAP and income tax revenue recognition for companies that recognize revenues in a ratable manner. During 2004, we determined that we would adopt this method for our 2004 and subsequent income tax filings. As a result of this adoption, we will recognize cumulative income tax expense adjustments, which will decrease our federal and state taxable income by approximately $34.0 million, and we will have a net loss for federal income tax purposes but will be subject to certain international and state taxes in 2004. Further, we will not be subject to federal alternative minimum taxes as were incurred in 2003. The provision for income taxes for the year ended December 31, 2004 reflects this adoption.
      (Loss) income before cumulative effect of change in accounting principle. As a result of the foregoing, we reported income before the cumulative effect of change in accounting principle of $10.0 million for the year ended December 31, 2004, compared to a loss of $1.4 million for the year ended December 31, 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
      Revenues. Our total revenues for the year ended December 31, 2003 were $92.5 million, representing an increase of $22.6 million, or 32.3%, as compared to total revenues of $69.9 million for the year ended December 31, 2002.
      Product revenues, including both domestic and international, were $83.3 million, representing an increase of $20.9 million, or 33.5%, as compared to product revenues of $62.4 million for the year ended December 31, 2002. A detail of our total product revenues by classification is as follows:

	Year Ended
	December 31,

	2002	2003

	(In millions)
Recurring ratable revenues	$39.8	$58.3
Non-recurring ratable revenues	19.4	20.2
Other product revenues	3.2	4.8

Total product revenues	$62.4	$83.3

      The increase in recurring ratable revenues was primarily due to a $7.1 million increase in revenues from Blackboard Learning System licenses, a $2.7 million increase in revenues from Blackboard Community System licenses, a $4.2 million increase in revenues from Blackboard Transaction System licenses and a $2.7 million increase in hosting revenues. The increases in each of these categories were attributable to prior period sales to new and existing clients, primarily due to a 14% increase in the number of clients at December 31, 2003 as compared to December 31, 2002 and the high renewal rate of our existing clients. During 2003, our clients renewed or upgraded 91% of the renewable licenses eligible to be renewed during that period, a rate that was approximately the same as the rate for 2002. The increase in Blackboard Learning System license revenues was also attributable to the continued shift from the Blackboard Learning System — Basic Edition to the enterprise version of the Blackboard Learning System and the resulting higher average pricing and contractual value of these licenses. The increase in non-recurring ratable revenues was primarily due to increased revenues from Blackboard Transaction System hardware products resulting from prior period sales to new and existing clients. Other product revenues increased primarily due to Blackboard One revenues resulting from our acquisition of the SA Cash division of Student Advantage, Inc. in January 2003.
      Of our total revenues, our international revenues for the year ended December 31, 2003 were $12.5 million, representing an increase of $4.1 million, or 48.8%, as compared to $8.4 million for the year ended December 31, 2002. International product revenues were $11.4 million, representing an increase of $3.9 million, or 52.0%, as compared to international product revenues of $7.5 million for the year ended December 31, 2002. The increase in international product revenues was driven primarily by an increase in recurring ratable revenues. This increase was primarily due to a $2.5 million increase in revenues from

Blackboard Learning System licenses and a $600,000 increase in revenues from Blackboard Community System licenses, in each case resulting from prior period sales to new and existing clients. The increase in Blackboard Learning System and Blackboard Community System revenues internationally was primarily attributable to the same factors that contributed to the increase in overall revenues for these products. The increase in international revenues also reflected our continued investment in increasing the size of our international sales force and international marketing efforts during 2003, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.
      In addition, professional services revenues were $9.1 million, representing an increase of $1.5 million, or 19.7%, as compared to professional services revenues of $7.6 million for the year ended December 31, 2002. The increase in professional services revenues was primarily attributable to an increase in the number of enterprise licensees, which generally purchase greater volumes of our service offerings.
      Cost of product revenues. Our cost of product revenues for the year ended December 31, 2003 was $23.1 million, representing an increase of $1.6 million, or 7.4%, compared to $21.5 million for the year ended December 31, 2002. Cost of product revenues as a percentage of product revenues decreased to 27.7% for the year ended December 31, 2003 from 34.5% for the year ended December 31, 2002, due primarily to lower sublicense costs on the renewal of our licenses. The cost of sublicenses is generally lower after the initial year of the sale.
      Cost of professional services revenues. Our cost of professional services revenues for the year ended December 31, 2003 was $6.6 million, representing an increase of $886,000, or 15.4%, compared to $5.7 million for the year ended December 31, 2002. Cost of professional services revenues as a percentage of professional services revenues decreased to 72.5% for the year ended December 31, 2003 from 76.0% for the year ended December 31, 2002 primarily due to increased professional services revenues.
      Research and development expenses. Our research and development expenses for the year ended December 31, 2003 were $11.4 million, representing an increase of $1.1 million, or 10.7%, as compared to research and development expenses of $10.3 million for the year ended December 31, 2002. This increase was primarily attributable to increased employee costs due primarily to a $1.0 million increase in personnel-related costs in our research and development department for the year ended December 31, 2003 as compared to the prior year due to an increase in headcount related to our increased development efforts to increase the functionality of our products.
      Sales and marketing expenses. Our sales and marketing expenses for the year ended December 31, 2003 were $30.9 million, representing an increase of $6.7 million, or 27.8%, as compared to sales and marketing expenses of $24.2 million for the year ended December 31, 2002. This increase was primarily attributable to a $4.1 million increase in personnel-related costs in our sales department primarily due to a $2.5 million increase in employee compensation and a $950,000 increase in travel expenses related to an increase in headcount.
      General and administrative expenses. Our general and administrative expenses for the year ended December 31, 2003 were $14.7 million, representing a decrease of $1.7 million, or 10.5%, from $16.5 million for the year ended December 31, 2002. This decrease was due primarily to lower depreciation expense as a result of lower capital expenditures for general and administrative functional departments and reflecting that some assets were fully depreciated in 2002.
      Net interest expense. Our net interest expense for the year ended December 31, 2003 was $470,000, which was relatively unchanged from $509,000 for the prior year. Our interest expense was attributable primarily to our line of credit, the note payable to The George Washington University in connection with the Prometheus acquisition and equipment financing. As of December 31, 2003, the interest rates on our borrowings ranged from 4.5% to 9.0%.
      Income taxes. Our provision for income taxes for the year ended December 31, 2003 was $614,000 compared to $283,000 for the year ended December 31, 2002. This increase was primarily due to higher state income taxes and federal alternative minimum taxes resulting from increased taxable income during 2003.
      Loss before cumulative effect of change in accounting principle. As a result of the foregoing, we reported a loss before the cumulative effect of change in accounting principle of $1.4 million for the year ended December 31, 2003, compared to $15.0 million for the year ended December 31, 2002.
Quarterly Results
      The following table sets forth selected statements of operations and cash flow data for each of the quarters in the years ended December 31, 2003 and 2004.

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

	(In thousands)
Total revenues	$20,181	$22,744	$25,570	$23,983
Total operating expenses	21,992	23,824	24,554	22,449
(Loss) income from operations	(1,811)	(1,080)	1,016	1,534
Net (loss) income	(2,034)	(1,405)	591	1,423
Net cash provided by operating activities	1,600	2,526	5,158	10,426

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

	(In thousands)
Total revenues	$25,219	$26,355	$29,776	$30,053
Total operating expenses	24,023	25,023	26,682	25,642
Income from operations	1,196	1,332	3,094	4,411
Net income	786	1,051	3,480	4,732
Net cash (used in) provided by operating activities	(1,867)	4,203	18,103	12,292
Liquidity and Capital Resources
      We recognize revenues ratably on annually renewable agreements, which results in deferred revenues. Deferred revenues as of December 31, 2004 were $67.1 million, representing an increase of $14.1 million, or 26.7%, from $52.9 million as of December 31, 2003. Deferred revenues increased due to the higher number of renewing licenses during 2004 than 2003, offset by the recognition of revenues from prior period sales.
      Our cash and cash equivalents were $98.1 million at December 31, 2004 as compared to $30.5 million at December 31, 2003.
      Net cash provided by operating activities was $32.7 million during the year ended December 31, 2004 as compared to $19.7 million during the year ended December 31, 2003. This change was primarily due to increased sales to new and existing clients and improved collections during the year ended December 31, 2004 as compared to the year ended December 31, 2003.
      Net cash used in investing activities was $7.4 million during the year ended December 31, 2004, a decrease of $2.1 million, or 21.9%, from $9.5 million during the year ended December 31, 2003. This decrease in cash usage was primarily due to our payment of the $4.5 million cash purchase price for the SA Cash division of Student Advantage, Inc. in January 2003. Exclusive of the SA Cash acquisition, investing activities increased $2.4 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003, primarily due to the purchase of internal telecommunications equipment and additional computer equipment for our hosting facility attributable to the increase in the number of clients purchasing our hosting offering.
      Net cash provided by financing activities was $42.4 million for the year ended December 31, 2004 as compared to net cash used in financing activities of $97,000 for the year ended December 31, 2003. This change was primarily due to the $50.9 million in proceeds from our IPO in June 2004, net of offering costs, offset by the $7.9 million repayment of our working capital line of credit in April 2004 and a total of $2.0 million in debt payments to The George Washington University in January 2004 and July 2004.
      We have an $8.0 million working capital line of credit and a $4.0 million equipment line of credit, each with Silicon Valley Bank. The working capital line of credit expires on April 30, 2005, at which time we intend to negotiate a new working capital line of credit. The interest rate on the working capital line is equal to the prime rate, effectively 5.25% as of December 31, 2004, and the interest rate on new advances under the equipment line is 9.0%. Prior borrowings under the equipment line had interest rates ranging from 6.0% to 9.0%. Pursuant to the terms of these lines of credit, we must comply with financial covenants that require us to maintain on a quarterly basis: specified revenue amounts; a quick ratio of 1.5; and positive earnings before interest, taxes, depreciation and amortization. For the quarter ended December 31, 2004, we were obligated to recognize revenues of at least $22.3 million. We were in compliance with all covenants as of December 31, 2004. If we were not compliant with these covenants, the bank would have the right to accelerate the debt under the equipment and working capital lines of credit. We have pledged all of our domestic assets to secure the working capital and equipment lines of credit. As of December 31, 2004, $762,000 was outstanding on the equipment lines and there was no amount outstanding on the working capital line of credit, each subject to covenants and restrictions. As of December 31, 2004, we had $7.9 million in borrowings available under the working capital line of credit due to letter of credit restrictions.
      We believe that our existing cash and cash equivalents and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new products or services, the timing of enhancements to existing products and services and the timing of capital expenditures. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
      We do not have any off-balance sheet arrangements with unconsolidated entities or related parties and accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

Obligations and Commitments
      As of December 31, 2004, debt principal payments, minimum future rental payments under noncancelable operating leases and rental income from subleases are as follows for the years below:

		Operating	Sub Lease
	Debt	Leases	Income

	(In thousands)
2005	$525	$3,374	$135
2006	237	3,459	139
2007	—	2,552	131
2008	—	522	—
2009	—	353	—
2010 and beyond	—	—	—

Total	$762	$10,260	$405

Seasonality
      Our operating results normally fluctuate as a result of seasonal variations in our business, principally due to the timing of client budget cycles and student attendance at client facilities. Historically, we have had lower new sales in our first and fourth quarters than in the remainder of the year. Our expenses, however, do not vary significantly with these changes and, as a result, such expenses do not fluctuate significantly on a quarterly basis. Historically, we have performed a disproportionate amount of our professional services, which are recognized as incurred, in our second and third quarters each year. In addition, deferred revenues can vary on a seasonal basis for the same reasons. We expect quarterly fluctuations in operating results to continue as a result of the uneven seasonal demand for our licenses and services offerings. This pattern may change, however, as a result of acquisitions, new market opportunities or new product introductions.
Recent Accounting Pronouncements
      In January 2003, the FASB issued FIN 46, which requires variable interest entities, often referred to as special purpose entities, or SPEs, to be consolidated if certain criteria are met. FIN 46 was effective upon issuance for all variable interest entities created after January 31, 2003 and effective July 1, 2003 for variable interest entities. In October 2003, the FASB issued FASB Staff Position No. FIN 46-6, “Effective Date of FASB Interpretation No. 46”, which defers the effective date of FIN 46 until December 31, 2003 for variable interest entities that existed prior to February 1, 2003. FIN 46-6, however, also provided that companies could adopt the provisions of FIN 46 effective July 1, 2003 for some or all of the variable interest entities in which they hold an interest. We have adopted the provisions of FIN 46 effective July 1, 2003. Currently, we have not consolidated any variable interest entities, and we do not believe the impact of adopting FIN 46 will have a material impact on our consolidated financial statements.
      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 requires that an issuer classify certain financial instruments as a liability because they embody an obligation of the issuer. The remaining provisions of FAS 150 revise the definition of a liability to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. The provisions of SFAS 150 require that any financial instruments that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. Our mandatorily redeemable convertible preferred stock have been converted into common stock at the option of the stockholder, and therefore it is not classified as a liability under the provisions of SFAS 150.

      In August 2003, the FASB ratified the consensus reached by the EITF in Issue 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”. The issue addressed in this guidance is whether non-software deliverables included in an arrangement that contains software that is more than incidental to the products or services as a whole are included within the scope of SOP 97-2. The application of EITF 03-5 did not have a material impact on our consolidated financial statements during 2003 or 2004.
      On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123(R), which is a revision of SFAS 123. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS 123(R).
      SFAS 123(R) must be adopted no later than July 1, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or

•	A “prospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123(R) for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      The Company plans to adopt SFAS 123(R) using the modified prospective method on July 1, 2005.

Factors That Could Affect Future Results

We have only had one profitable year and may never achieve sustained profitability.
      Although we achieved profitability for the year ended December 31, 2004 on a net income basis, we had not been profitable for a full calendar year previously, and we may not be profitable in future periods, either on a short-or long-term basis. We incurred a net loss of $41.7 million and $1.4 million for the years ended December 31, 2002 and 2003, respectively, and had net income of $10.0 million for the year ended December 31, 2004. As of December 31, 2004, we had an accumulated deficit of $122.6 million. We can give no assurance that operating losses will not occur in the future or that we will ever sustain profitability on a quarterly or annual basis.

Our ability to utilize our net operating loss carryforwards may be limited.
      Our federal net operating loss carryforwards are subject to limitations in how much may be utilized on an annual basis. The use of the net operating loss carryforwards may have additional limitations resulting from certain future ownership changes or other factors. If our net operating loss carryforwards are further limited, and we have taxable income which exceeds the available net operating loss carryforwards for that period, we would incur an income tax liability even though net operating loss carryforwards may be available in future years prior to their expiration and our future cash flow, financial position and financial results may be negatively impacted.

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
      Our clients have no obligation to renew their licenses for our products after the expiration of the initial license period or subsequent license periods, which are typically one year, and some clients have elected not to do so. A decline in license renewal rates could cause our revenues to decline. Although we have experienced favorable license renewal rates in recent periods, we have limited historical data with respect to rates of renewals, so we cannot accurately predict future renewal rates. Our license renewal rates may decline or fluctuate as a result of a number of factors, including client dissatisfaction with our products and services, our failure to update our products to maintain their attractiveness in the market or budgetary constraints or changes in budget priorities faced by our clients.

If our newest product, the Blackboard Content System, does not gain widespread market acceptance, our financial results could suffer.
      We introduced our newest software application, the Blackboard Content System,in March 2004. Our ability to grow our business will depend, in part, on client acceptance of this product, which is currently unproven. If we are not successful in gaining widespread market acceptance of this product, our revenues may fall below our expectations, which could cause our stock price to decline.

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
      Unanticipated problems affecting our network systems could cause interruptions or delays in the delivery of the hosting service we provide to some of our clients. We provide remote hosting through computer hardware that is currently located in third-party co-location facilities in Virginia. We do not control the operation of these co-location facilities. Lengthy interruptions in our hosting service could be caused by the occurrence of a natural disaster, power loss, vandalism or other telecommunications problems at the co-location facilities or if these co-location facilities were to close without adequate notice. Although we have multiple transmission lines into the co-location facilities through two telecommunications service providers, we have experienced problems of this nature from time to time in the past, and we will continue to be exposed to the risk of network failures in the future. We currently do not have adequate computer hardware and systems to provide alternative service for most of our hosted clients in the event of an extended loss of service at either co-location facility. Each co-location facility provides data backup redundancy for the other co-location facility, however, is not equipped to provide full disaster recovery to all of our hosted clients. If there are operational failures in our network infrastructure that cause interruptions, slower response times, loss of data or extended loss of service for our remotely hosted clients, we may be required to issue credits or pay penalties, current hosting clients may terminate their contracts or elect not to renew them, and we may lose sales to potential hosting clients.
      We are investing in establishing a new hosting facility in Europe. The completion of the facility may require more time or money than we anticipate and we may encounter technical difficulties that we do not foresee. If we have any unanticipated problems or delays in completing the facility, we may lose current clients or sales to new clients or need to incur additional expenses.

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
      Our primary competitors for the Blackboard Academic Suite are companies that provide course management systems, such as WebCT, Inc., eCollege.com, Desire2Learn Inc., ANGEL Learning, Inc. and Jenzabar, Inc. learning content management systems, such as HarvestRoad Ltd. and Concord USA, Inc., and education enterprise information portal technologies, such as SunGard SCT Inc., an operating unit of SunGard Data Systems Inc. We also face competition from clients and potential clients who develop their own applications internally, large diversified software vendors who offer products in numerous markets including the education market and open source software applications such as Moodle and Sakai. Our primary competitors for the Blackboard Commerce Suite are companies that provide university transaction systems, such as Diebold, Incorporated’s Card Systems division and The CBORD Group, Inc., as well as off-campus merchant relationship programs.
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
      The growing acceptance and prevalence of open source software may make it easier for competitors or potential competitors to develop software applications that compete with our products, or for clients and potential clients to internally develop software applications that they would otherwise have licensed from us. One of the aspects of open source software is that it can be modified or used to develop new software that competes with proprietary software applications, such as ours. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies which may pose a challenge to our business model. As open source offerings become more prevalent, customers may defer or forego purchases of our products which could reduce our sales and lengthen the sales cycle for our products. If we are unable to differentiate our products from competitive products based on open source software, demand for our products and services may decline and we may face pressure to reduce the prices of our products.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      Our principal exposure to market risk relates to changes in interest rates. At December 31, 2004, we had no amounts outstanding under our line of credit, which bears interest at a floating rate equal to the prime rate (5.25% as of December 31, 2004). An increase in the interest rate on this line of credit would not affect our interest expense, assuming no change in our current outstanding borrowing balance.
      The interest rates on our equipment facility are fixed. The fair value of our fixed rate long-term debt is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of our debt due to differences between market interest rates and rates in effect at the inception of our debt obligation. Changes in the fair value of our fixed rate debt have no impact on our cash flows or consolidated financial statements.
      Interest income on our cash and cash equivalents is subject to interest rate fluctuations, but we believe that the impact of such fluctuations does not have a material effect on our financial position because of the short-term nature of the relevant financial instruments. For the quarter ending December 31, 2004, a 100 basis-point adverse change in interest rates would have reduced our interest income for the quarter ended December 31, 2004 by approximately $230,000.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Blackboard Inc.
      We have audited the accompanying consolidated balance sheets of Blackboard Inc. as of December 31, 2003 and 2004, and the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blackboard Inc. at December 31, 2003 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP
McLean, VA
January 27, 2005

BLACKBOARD INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2004

	(In thousands)
Current assets:
Cash and cash equivalents	$30,456	$98,149
Accounts receivable, net of allowance for doubtful accounts of $1,018,000 and $954,000 at December 31, 2003 and 2004, respectively	22,870	21,686
Inventories	2,050	1,994
Prepaid expenses and other current assets	1,554	1,727
Deferred cost of revenues	3,846	4,916

Total current assets	60,776	128,472
Property and equipment, net	7,683	8,848
Goodwill	10,252	10,252
Intangible assets, net	4,343	826

Total assets	$83,054	$148,398

Current liabilities:
Accounts payable	$1,833	$1,114
Accrued expenses	9,900	9,290
Line of credit	7,880	—
Equipment note, current portion	949	525
Note payable, current portion	2,000	—
Deferred revenues, current portion	51,215	63,901

Total current liabilities	73,777	74,830
Equipment note, noncurrent portion	735	237
Deferred rent	1,135	1,067
Deferred revenues, noncurrent portion	1,727	3,157
Commitments and contingencies
Series A Convertible Preferred Stock, $0.01 par value; 1,174,484 shares authorized, issued and outstanding at December 31, 2003; liquidation preference of $876,000 at December 31, 2003	868	—
Series B Redeemable Convertible Preferred Stock, $0.01 par value; 5,025,935 shares authorized, issued and outstanding at December 31, 2003; liquidation preference of $4,403,000 at December 31, 2003	4,397	—
Series C Redeemable Convertible Preferred Stock, $0.01 par value; 6,220,049 shares authorized; 5,904,788 shares issued and outstanding at December 31, 2003; liquidation preference of $21,285,000 at December 31, 2003	21,256	—
Series D Redeemable Convertible Preferred Stock, $0.01 par value; 4,167,333 shares authorized; 3,451,707 shares issued and outstanding at December 31, 2003; liquidation preference of $41,248,000 at December 31, 2003	41,215	—
Series E Redeemable Convertible Preferred Stock, $0.01 par value; 13,000,000 shares authorized; 10,236,934 shares issued at December 31, 2003, liquidation preference of $64,830,000 at December 31, 2003	58,227	—
Warrants to purchase Series E Redeemable Convertible Preferred Stock	4,334	—
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value; no shares authorized, issued, or outstanding at December 31, 2003; 5,000,000 shares authorized, and no shares issued or outstanding at December 31, 2004	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 5,536,396 and 25,977,822 shares issued and outstanding at December 31, 2003 and 2004, respectively	55	260
Additional paid-in capital	8,020	191,664
Deferred stock compensation	(35)	(209)
Accumulated deficit	(132,657)	(122,608)

Total stockholders’ (deficit) equity	(124,617)	69,107

Total liabilities and stockholders’ (deficit) equity	$83,054	$148,398

See accompanying notes.

BLACKBOARD INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2003	2004

	(In thousands, except share and per share data)
Revenues:
Product	$62,388	$83,331	$98,632
Professional services	7,558	9,147	12,771

Total revenues	69,946	92,478	111,403
Operating expenses:
Cost of product revenues, excludes amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below (see Note 2)	21,526	23,079	25,897
Cost of professional services revenues	5,742	6,628	7,962
Research and development	10,272	11,397	13,749
Sales and marketing	24,176	30,908	35,176
General and administrative	16,464	14,731	14,895
Amortization of intangibles resulting from acquisitions	5,519	5,757	3,517
Stock-based compensation	474	319	174

Total operating expenses	84,173	92,819	101,370

(Loss) income from operations	(14,227)	(341)	10,033
Other income (expense), net:
Interest expense	(737)	(573)	(179)
Interest income	228	103	494

(Loss) income before provision for income taxes and cumulative effect of change in accounting principle	(14,736)	(811)	10,348
Provision for income taxes	(283)	(614)	(299)

(Loss) income before cumulative effect of change in accounting principle	(15,019)	(1,425)	10,049
Cumulative effect of change in accounting principle	(26,632)	—	—

Net (loss) income	(41,651)	(1,425)	10,049
Dividends on and accretion of convertible preferred stock	(9,699)	(10,077)	(6,344)

Net (loss) income attributable to common stockholders	$(51,350)	$(11,502)	$3,705

Net (loss) income attributable to common stockholders per common share:
Basic	$(9.40)	$(2.09)	$0.23

Diluted	$(9.40)	$(2.09)	$0.21

Weighted average number of common shares:
Basic	5,460,289	5,516,476	16,071,598

Diluted	5,460,289	5,516,476	17,864,137

See accompanying notes.

BLACKBOARD INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional	Deferred		Total
			Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	(Deficit) Equity

	(In thousands, except share amounts)
Balance at December 31, 2001	4,948,290	$50	$21,196	$(250)	$(89,581)	$(68,585)
Issuance of common stock upon exercise of options	33,980	—	69	—	—	69
Issuance of common stock in connection with acquisition of Prometheus	520,162	5	5,984	—	—	5,989
Issuance of compensatory stock options	—	—	168	(33)	—	135
Recognition of stock compensation for modification of options	—	—	141	—	—	141
Amortization of deferred stock compensation	—	—	—	198	—	198
Accretion of beneficial conversion feature associated with Series E Preferred Shares and warrants	—	—	(800)	—	—	(800)
Accretion on preferred stock and related dividends	—	—	(8,899)	—	—	(8,899)
Net loss	—	—	—	—	(41,651)	(41,651)

Balance at December 31, 2002	5,502,432	55	17,859	(85)	(131,232)	(113,403)
Issuance of common stock upon exercise of options	33,298	—	194	—	—	194
Issuance of common stock in connection with acquisition of Prometheus	666	—	—	—	—	—
Issuance of compensatory stock options	—	—	23	(18)	—	5
Recognition of stock compensation for modification of options	—	—	21	—	—	21
Amortization of deferred stock compensation	—	—	—	68	—	68
Accretion of beneficial conversion feature associated with Series E Preferred Shares and warrants	—	—	(777)	—	—	(777)
Accretion on preferred stock and related dividends	—	—	(9,300)	—	—	(9,300)
Net loss	—	—	—	—	(1,425)	(1,425)

Balance at December 31, 2003	5,536,396	55	8,020	(35)	(132,657)	(124,617)
Issuance of common stock upon exercise of options	397,033	4	1,966	—	—	1,970
Issuance of common stock upon exercise of warrants	156,171	2	246	—	—	248
Issuance of common stock in connection with acquisition of Prometheus	27,447	—	—	—	—	—
Issuance of compensatory stock options	—	—	348	(279)	—	69
Amortization of deferred stock compensation	—	—	—	105	—	105
Accretion of beneficial conversion feature associated with Series E Preferred Shares and warrants	—	—	(1,775)	—	—	(1,775)
Accretion on preferred stock and related dividends	—	—	(4,569)	—	—	(4,569)
Issuance of common stock pursuant to accrued dividends on convertible preferred stock	2,414,857	24	—	—	—	24
Issuance of common stock pursuant to conversion of convertible preferred stock	13,371,980	134	136,483	—	—	136,617
Issuance of common stock pursuant to initial public offering, net of expenses	4,073,938	41	50,945	—	—	50,986
Net income	—	—	—	—	10,049	10,049

Balance at December 31, 2004	25,977,822	$260	$191,664	$(209)	$(122,608)	$69,107

See accompanying notes.

BLACKBOARD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2003	2004

	(In thousands)
Cash flows from operating activities
Net (loss) income	$(41,651)	$(1,425)	$10,049
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Cumulative effect of change in accounting principle	26,632	—	—
Depreciation and amortization	4,485	3,911	6,275
Amortization of intangibles resulting from acquisitions	5,519	5,757	3,517
Change in allowance for doubtful accounts	(255)	586	(64)
Noncash stock compensation related to options issued to nonemployees	135	5	69
Noncash stock compensation for modification of options	141	21	—
Noncash deferred stock amortization	198	68	105
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,727)	(6,345)	1,248
Inventories	192	529	56
Prepaid expenses and other current assets	(2,427)	3,053	(173)
Deferred cost of revenues	(389)	675	(1,070)
Accounts payable	(864)	321	(719)
Accrued expenses	(481)	594	(610)
Deferred rent	726	(170)	(68)
Deferred revenues	13,193	12,130	14,116

Net cash provided by operating activities	1,427	19,710	32,731
Cash flows from investing activities
Purchase of property and equipment	(4,434)	(5,029)	(7,440)
Acquisition of business, net of cash acquired	—	(4,500)	—

Net cash used in investing activities	(4,434)	(9,529)	(7,440)
Cash flows from financing activities
Proceeds from equipment notes	1,167	1,500	—
Payments on equipment notes	(1,134)	(1,421)	(922)
Proceeds from issuance of common stock pursuant to initial public offering, net of expenses	—	—	50,986
Proceeds from line of credit	5,000	10,380	7,880
Payments on line of credit	(2,000)	(9,750)	(15,760)
Payments on note payable	—	(1,000)	(2,000)
Proceeds from issuance of common stock pursuant to exercise of warrants	7	—	248
Proceeds from exercise of stock options	69	194	1,970

Net cash provided by (used in) financing activities	3,109	(97)	42,402
Net increase in cash and cash equivalents	102	10,084	67,693
Cash and cash equivalents at beginning of year	20,270	20,372	30,456

Cash and cash equivalents at end of year	$20,372	$30,456	$98,149

Supplemental cash flow information
Cash paid for interest	$701	$541	$179
Cash paid for income taxes	92	88	607
Preferred stock dividends and accretion of convertible redeemable preferred stock	9,699	10,077	6,344
See accompanying notes.

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2004

1.	Nature of Business and Organization
      Blackboard Inc. (the Company) is an enterprise software company for the education markets. The Company’s suites of products include the following five products: Blackboard Learning System, Blackboard Community System (formerly known as Blackboard Portal System), Blackboard Content System, Blackboard Transaction System and Blackboard One.
      The Company began operations in 1997 as a limited liability company in Delaware. In 1998, the Company was incorporated in Delaware, merged with the limited liability corporation and is now a C corporation for tax purposes.
      On April 23, 2004, the Company effected a one-for-two reverse stock split of all common stock outstanding. In addition, the Company increased the number of shares of authorized common stock to 40,000,000. On May 26, 2004, the Company effected a one-for-1.0594947 reverse stock split of all common stock outstanding. The accompanying consolidated financial statements give retroactive effect to the reverse stock splits for all periods presented. Upon consummation of the Company’s initial public offering, the Company adopted its Fourth Restated Certificate of Incorporation, which increased the number of shares of authorized common stock to 200,000,000.

2.	Significant Accounting Policies

Basis of Presentation and Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation. The Company consolidates investments where it has a controlling financial interest as defined by Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements” as amended by Statement of Financial Accounting Standards (SFAS) No. 94, “Consolidation of all Majority-Owned Subsidiaries”. The usual condition for controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule ownership, directly or indirectly, of more than fifty percent of the outstanding voting shares is a condition pointing towards consolidation. For investments in variable interest entities, as defined by Financial Statement Accounting Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), the Company would consolidate when it is determined to be the primary beneficiary of a variable interest entity. For those investments in entities where the Company has significant influence over operations, but where the Company neither has a controlling financial interest nor is the primary beneficiary of a variable interest entity, the Company follows the equity method of accounting pursuant to Accounting Principles Bulletin (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”.

Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
      Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments
      SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is based upon quoted market prices for the same and similar issuances giving consideration to quality, interest rates, maturity and other characteristics. As of December 31, 2004, the Company believes the carrying amount of its long-term debt approximates its fair value since the variable interest rate of the debt approximates a market rate.

Cash and Cash Equivalents
      Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Restricted Cash
      At December 31, 2003 and 2004, $843,000 and $553,000, respectively, of cash was pledged as collateral on outstanding letters of credit related to office space lease obligations and is included in prepaid expenses and other current assets on the consolidated balance sheets.

Concentration of Credit Risk
      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company deposits its cash with financial institutions that the Company considers to be of high credit quality.
      With respect to accounts receivable, the Company performs ongoing evaluations of its customers, generally grants uncollateralized credit terms to its customers, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses. As of and for the years ended December 31, 2003 and 2004, there were no significant concentrations with respect to the Company’s consolidated revenues or accounts receivable.
      The Company recognized revenue for products and professional services provided to an investor of $3,251,000, $2,973,000 and $3,860,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

Inventories
      Inventories are stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment
      Property and equipment are recorded at cost. Depreciation and amortization are calculated on the straight-line method over the following estimated useful lives of the assets:

Computer and office equipment	3 years
Software	2 years
Furniture and fixtures	3 to 5 years
Leasehold improvements	Shorter of lease term or useful life

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets
      Intangible assets are amortized using the straight-line method over the following estimated useful lives of the assets:

Acquired technology	3 years
Contracts and customer lists	3 to 5 years
Non-compete agreements	Term of agreement
Trademarks and domain names	3 years

Impairment of Goodwill and Intangibles
      In 2001, the FASB issued SFAS No. 141, “Business Combinations” (SFAS 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 was effective for the Company for purchase business combinations consummated after June 30, 2001. Upon adoption of SFAS 142 on January 1, 2002, the Company recorded a one-time charge of $26,632,000 to reduce the carrying value of its goodwill. This charge is reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations. The Company has chosen October 1 as the date to perform its annual impairment analysis. For additional discussion on the impact of adopting SFAS 142, see Note 6.

Impairment of Long-Lived Assets
      The Company evaluates the recoverability of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the future discounted cash flows compared to the carrying amount of the asset.

Equity Investment
      In August 2003, the Company invested $150,000 in an international joint venture with CERNET Corporation (CERNET), a Chinese corporation whose owners include China’s Ministry of Education and ten leading Chinese universities. CERNET is the principal provider of Internet access to universities throughout China. This joint venture was established to market the Company’s products and services in China. The Company owns 47% of the joint venture’s voting equity and CERNET owns 53%. The Company has determined that the joint venture is a variable interest entity under FIN 46 and that CERNET is the joint venture’s primary beneficiary. The operations and financial position of the joint venture were immaterial to the Company as of and for the years ended December 31, 2003 and 2004.

Revenue Recognition and Deferred Revenue
      The Company’s revenues are derived from the following sources: (1) Products — which includes software licenses, hardware, support and maintenance and hosting fees, and (2) Professional services — which includes training and consulting services.
      The Company recognizes software license and maintenance revenues in accordance with the American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2), as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions”.

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Software licensing and maintenance revenues generally represent the sale of licenses for the Company’s software, which does not require significant modification and customization services. For software licensing sales not requiring significant modification and customization services and where professional services are not essential to the functionality of the software, the Company recognizes software licensing revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery and acceptance, if required, has occurred, (3) the fee is fixed and determinable and (4) collectibility is probable. The Company does not have vendor-specific objective evidence (VSOE) of fair value for its maintenance services. Accordingly, when licenses are sold in conjunction with the maintenance services, the license and maintenance revenues are recognized over the term of the maintenance service period. Support and maintenance revenues include software patches, unspecified enhancements and upgrades (when and if available), and telephone support. The Company recognizes revenue for hosting arrangements, including set-up fees, over the term of the hosting period.
      The Company sells two different types of hardware: hardware that is sold in conjunction with the Company’s software licenses and hardware sold without software (generally the resale of third party hardware). After any and all installation services are performed, hardware revenues are recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery and acceptance, if required, has occurred; (3) the fee is fixed and determinable; and (4) collectibility is probable. The Company does not have VSOE of fair value for hardware that is sold in conjunction with software licenses. Accordingly, when hardware is sold in conjunction with software licenses and maintenance services, all revenues are recognized over the term of the maintenance service period. Professional services revenues, which are substantially time and materials related, consist of training, implementation and installation services and are recognized as the services are provided.
      Advance payments are recorded as deferred revenue until the product is shipped, services are delivered, or obligations are met. Deferred revenue represents the difference between amounts invoiced and amounts recognized as revenues. The Company provides nonspecified upgrades of its product only on a when-and-if-available basis. Any contingencies, such as rights of return, conditions of acceptance, warranties and price protection, are accounted for under SOP-97-2. The effect of accounting for these contingencies included in revenue arrangements has not been material.

Cost of Revenues and Deferred Cost of Revenues
      Cost of revenues include all direct materials, direct labor, and those indirect costs related to revenue such as indirect labor, materials and supplies, equipment rent, and amortization of software developed internally and software license rights. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles acquired in acquisitions. Amortization expense related to acquired technology for the years ended December 31, 2002, 2003 and 2004 was $3,467,000, $3,467,000 and $1,567,000, respectively. The Company does not have transactions in which the deferred costs of revenues exceed deferred revenues.
      Deferred cost of revenues represent the cost of hardware (if sold as part of a complete system) and software that is purchased and has been sold in conjunction with the Company’s products. These costs are recognized as costs of revenues proportionally and over the same period that deferred revenue is recognized as revenues in accordance with SAB Topic 13.

Software Development Costs
      Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized to the extent that the capitalizable costs do not exceed the realizable value of such costs, until the product is available for general release to customers. The Company defines the establishment of technological feasibility as the completion of all planning,

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical performance requirements. Under the Company’s definition, establishing technological feasibility is considered complete only after the majority of client testing and feedback has been incorporated into product functionality. As of December 31, 2003 and 2004, the Company has capitalized software of $1,388,000 and $1,796,000, respectively, which is amortized over two years. The Company amortized $318,000, $634,000 and $457,000 for the years ended December 31, 2002, 2003 and 2004, respectively. Capitalized software is included in property and equipment in the accompanying consolidated balance sheets.

Advertising
      The Company expenses advertising as incurred. Advertising expense was $864,000, $234,000 and $338,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

Accounting for Stock-Based Compensation
      SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123”, allows companies to account for stock-based compensation using either the provisions of SFAS 123 or the provisions of APB No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), but requires pro forma disclosure in the notes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company accounts for its stock-based employee compensation in accordance with APB No. 25. Stock-based compensation related to options granted to nonemployees is accounted for using the fair value method in accordance with the SFAS 123 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.
      The following table illustrates the effect of net (loss) income attributable to common stockholders and net (loss) income attributable to common stockholders per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

	Year Ended December 31,

	2002	2003	2004

	(In thousands,
	except per share amounts)
Pro forma net (loss) income attributable to common stockholders:
As reported	$(51,350)	$(11,502)	$3,705
Add: Stock-based compensation included in reported net (loss) income attributable to common stockholders	474	319	174
Deduct: Stock-based compensation expense determined under fair value-based method for all awards	(3,455)	(2,942)	(4,382)

Pro forma net (loss) attributable to common stockholders	$(54,331)	$(14,125)	$(503)

Net (loss) income attributable to common stockholders per common share:
Basic as reported	$(9.40)	$(2.09)	$0.23

Diluted as reported	(9.40)	(2.09)	0.21

Basic — pro forma	$(9.95)	$(2.56)	$(0.03)

Diluted — pro forma	(9.95)	(2.56)	(0.03)

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The effect of applying SFAS 123 on pro forma net (loss) income attributable to common stockholders as stated above is not necessarily representative of the effects on reported net (loss) income attributable to common stockholders for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in the future years.
      The weighted-average fair value of options granted during 2002, 2003 and 2004 was $5.47, $6.59 and $6.88, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants issued during the years ended December 31, 2002, 2003 and 2004:

	Year Ended December 31,

	2002	2003	2004

Dividend yield	0%	0%	0%
Expected volatility	60%	85%	64.8%
Average risk-free interest rate	4.75%	3.00%	3.25%
Expected term	5 years	5 years	5 years

Basic and Diluted Net (Loss) Income Attributable to Common Stockholders per Common Share
      Basic net (loss) income attributable to common stockholders per common share excludes dilution for potential common stock issuances and is computed by dividing net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net (loss) income attributable to common stockholders per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Mandatorily redeemable convertible preferred stock, stock options and warrants were not considered in the computation of diluted net (loss) income attributable to common stockholders per common share for the years ended December 31, 2002, and 2003 as their effect is anti-dilutive.

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net (loss) income attributable to common stockholders per common share:

	Year Ended December 31,

	2002	2003	2004

	(In thousands,
	except share and per share amounts)
Basic net (loss) income attributable to common stockholders per common share:
Net income (loss)	$(41,651)	$(1,425)	$10,049
Less preferred stock dividends:
Redeemable convertible preferred stock	(9,699)	(10,077)	(6,344)

Net (loss) income attributable to common stockholders per common share	$(51,350)	$(11,502)	$3,705

Weighted average shares outstanding	5,460,289	5,516,476	16,071,598

Basic net (loss) income attributable to common stockholders per common share	$(9.40)	$(2.09)	$0.23

Diluted net (loss) income attributable to common stockholders per common share:
Net (loss) income attributable to common stockholders per common share	$(51,350)	$(11,502)	$3,705

Weighted average number of basic shares outstanding	5,460,289	5,516,476	16,071,598
Dilutive effect of:
Stock options related to the purchase of common stock	—	—	1,591,412
Warrants related to the purchase of common stock	—	—	201,127

Diluted shares outstanding	5,460,289	5,516,476	17,864,137

Diluted net (loss) income attributable to common stockholders per common share	$(9.40)	$(2.09)	$0.21

Income Taxes
      The Company recognizes deferred taxes using the liability approach pursuant to which deferred income taxes are calculated based on the differences between the financial and tax bases of assets and liabilities based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. The Company provides a valuation allowance, if necessary, based on a number of factors, including available objective evidence.

Segment Information
      The Company currently operates in one business segment; namely the development, commercialization and implementation of software products and related services. The Company evaluates its market opportunities by referring to the U.S. postsecondary education market, U.S. elementary and secondary market, or K-12, education market, and the international postsecondary education market. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
products or product development. Accordingly, the Company does not accumulate discrete financial information with respect to separate product lines and does not have separately reportable segments as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”.
      All of the Company’s material identifiable assets are located in the United States. Revenues derived from international sales were $8,360,000, $12,514,000 and $16,815,000 for the years ended December 31, 2002, 2003 and 2004, respectively. Substantially all international sales are denominated in U.S. dollars.

Recent Accounting Pronouncements
      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 requires that an issuer classify certain financial instruments as a liability because they embody an obligation of the issuer. The remaining provisions of SFAS 150 revise the definition of a liability to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. The provisions of this statement require that any financial instruments that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. The Company’s convertible redeemable preferred stock may have been converted into common stock at the option of the stockholder, and therefore, it is not classified as a liability under the provisions of SFAS 150.
      In August 2003, the FASB ratified the consensus reached by the EITF in Issue 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” (EITF 03-5). The issue is whether non-software deliverables included in an arrangement that contains software that is more than incidental to the products or services as a whole are included within the scope of SOP 97-2. The application of EITF 03-5 did not have a material impact on the Company’s consolidated financial statements.
      On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which is a revision of SFAS 123. SFAS 123(R) supersedes APB No. 25, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS 123(R).
      SFAS 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) base on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•	A “prospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123(R) for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      The Company plans to adopt SFAS 123(R) using the modified prospective method on July 1, 2005.

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Net (Loss) Income
      Comprehensive net (loss) income includes net (loss) income, combined with unrealized gains and losses not included in earnings and reflected as a separate component of stockholders’ (deficit) equity. There were no differences between net (loss) income and comprehensive net (loss) income for the years ended December 31, 2002, 2003 and 2004.

3.	Business Combinations

Prometheus
      On January 14, 2002, the Company acquired certain assets and liabilities of Prometheus, a division of The George Washington University, for 512,959 shares of common stock and a $3,000,000 note payable and the assumption of liabilities of $550,000, for total purchase price consideration of $9,550,000. The Prometheus division was a provider of course management software, similar to the Blackboard Learning System product. The Company purchased the division to acquire the existing client relationships and certain technologies. The Company issued 35,316 additional shares of common stock to The George Washington University upon the exercise and expected exercise of the outstanding warrants to purchase shares of its Series E Convertible Preferred Stock, par value $0.01 per share (Series E). The issuance of the additional shares related to the Series E warrants was probable as of the date of acquisition, and accordingly, the value of those shares was included in the original stock valuation. The note payable accrues interest at 6.5%, payable quarterly. Three $1,000,000 principal payments were due in July 2003, January 2004 and July 2004 (see Note 7). The acquisition was accounted for as a purchase and, accordingly, the results of operations have been included in the accompanying consolidated statements of operations since the effective date of the acquisition. The Company performed an analysis of the fair values of the identifiable intangible assets acquired in the transaction. Based upon this analysis, the fair values of these components exceeded the cost of the acquired business by $559,000. Therefore, in accordance with SFAS 141, the Company reduced, on a pro-rata basis, the value attributed to the assets acquired. The value attributed to the identifiable intangible assets acquired included approximately $2,800,000 in customer lists, $4,700,000 in acquired technology and $2,000,000 attributed to the non-compete agreement entered into by the parties.
      The customer lists, acquired technology and non-compete agreement are included in intangible assets (see Note 6) and are being amortized over three years.
      Due to the January 2002 date of the acquisition of Prometheus, the pro forma results of operations for the year ended December 31, 2002 are materially the same as those presented in the Company’s consolidated statements of operations.

SA Cash
      On January 31, 2003, the Company acquired certain assets and liabilities of SA Cash, a division of Student Advantage, Inc., for $4,500,000 in cash and assumed net liabilities of $467,000, for total purchase consideration of $4,967,000. The assets acquired from SA Cash enabled students to conduct off-campus debit card transactions with local campus merchants. The Company purchased these assets to add to its commerce suite offerings, all of which are based on a common student transaction card. The acquisition was accounted for as a purchase and, accordingly, the results of operations have been included in the accompanying consolidated statements of operations since the effective date of the acquisition. The Company performed an analysis of the fair values of the identifiable intangible assets acquired in the transaction. The value attributed to the identifiable intangible assets acquired included $1,329,000 in customer lists and $3,638,000 in goodwill. The customer lists are included in intangible assets (see Note 6) and are being amortized over five years.

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Due to the January 2003 date of the acquisition of SA Cash, the pro forma results of operations for the year ended December 31, 2003 are materially the same as those presented in the Company’s consolidated statements of operations.

4.	Inventories
      Inventories consist of the following:

	December 31,

	2003	2004

	(In thousands)
Raw materials	$840	$395
Work-in-process	294	518
Finished goods	916	1,081

Total inventories	$2,050	$1,994

5.	Property and Equipment
      Property and equipment consists of the following:

	December 31,

	2003	2004

	(In thousands)
Computer and office equipment	$14,026	$19,201
Software	7,029	9,196
Furniture and fixtures	518	539
Leasehold improvements	1,234	1,311

	22,807	30,247
Less accumulated depreciation and amortization	(15,124)	(21,399)

Total property and equipment, net	$7,683	$8,848

      Depreciation and amortization expense for the years ended December 31, 2002, 2003 and 2004 was $4,485,000, $3,911,000 and $6,275,000, respectively.

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Intangible Assets
      Goodwill and intangible assets consist of the following:

	December 31,

	2003	2004

	(In thousands)
Goodwill	$10,252	$10,252

Acquired technology	$10,400	$10,400
Contracts and customer lists	5,443	5,443
Non-compete agreements	2,043	2,043
Trademarks and domain names	71	71

Subtotal	17,957	17,957

Less accumulated amortization	(13,614)	(17,131)

Intangible assets, net	$4,343	$826

      Amortization of intangible assets for the years ended December 31, 2005, 2006, 2007 and 2008 is expected to be $266,000, $266,000, $266,000 and $28,000, respectively.
      Upon adoption of SFAS 142 in 2002, the Company recorded a one-time charge of $26,632,000 to reduce the carrying value of its goodwill. This charge was reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations. In calculating the impairment charge, the fair value of the reporting unit was estimated using a discounted cash flow methodology.
      The SFAS 142 goodwill impairment was associated solely with goodwill resulting from acquisitions in 2000, which represents the reporting unit, including operations, resulting from the Company’s acquisitions of CampusWide Access Solutions and Special Teams Inc. The amount of the impairment primarily reflected a decline in value due to changes in market valuation conditions. The goodwill recorded at the time of the 2000 acquisitions reflected valuation multiples appropriate at the time of the transactions; however, the goodwill as of January 1, 2002 was impaired when measured under a discounted cash flow analysis. Accordingly, the balance of goodwill was written down to reflect the fair value as of January 1, 2002.

7.	Debt

Working Capital and Equipment Lines
      During November 2001, the Company amended its working capital and equipment lines of credit. The amendment increased the borrowing capacity on the working capital and equipment lines to $8,000,000 and $3,000,000, respectively. Further, the interest rate on the working capital line was amended to prime rate (5.25% as of December 31, 2004) and the interest rate on new advances under the equipment line was amended to 9.0%. The outstanding equipment lines had interest rates ranging from 7.5% to 9.0% as of December 31, 2004. The assets of the Company are pledged as collateral. As of December 31, 2003, $7,880,000 and $1,684,000 were outstanding on the working capital and equipment lines, respectively. As of December 31, 2004, no amounts were outstanding on the working capital line and $762,000 was outstanding on the equipment lines. As of December 31, 2004, $7,880,000 was available for borrowing under the working capital line of credit.
      During May 2003, the Company amended the working capital and equipment lines. The amendment extended the maturity date on the working capital line to April 2004, increased the borrowing capacity on

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the equipment lines up to an additional $1,500,000 and revised certain revenue, profitability and working capital financial covenants.
      In April 2004, the Company extended the maturity date on the working capital line to June 2004.
      In July 2004, the Company extended the maturity date on the working capital line to August 2004.
      In August 2004, the Company extended the maturity date on the working capital line to November 2004.
      In November 2004, the Company extended the maturity date on the working capital line to April 30, 2005.
      As of December 31, 2004, remaining principal payments of the working capital and equipment lines are as follows (in thousands):

2005	$525
2006	237

Total	762
Less current portion	(525)

Long-term portion	$237

Note Payable
      In connection with the acquisition of Prometheus, the Company entered into a $3,000,000 note payable with The George Washington University. The note payable accrues interest at 6.5%, payable quarterly. Three $1,000,000 principal payments were due in July 2003, January 2004 and July 2004. In July 2003, the Company paid $1,049,000 in principal and interest to The George Washington University. In January 2004, the Company made a principal and interest payment of $1,033,000 to The George Washington University. In July 2004, the Company made the final principal and interest payment of $1,016,250 to The George Washington University. As of December 31, 2004, the Company had no further payments due to The George Washington University.

8.	Convertible Preferred Stock
      The Company completed an initial public offering (IPO) in June 2004 (see Note 9). Upon the closing of the IPO, 13,371,980 shares of common stock were issued upon conversion of all of the Company’s outstanding preferred stock and 2,414,857 shares of common stock were issued in satisfaction of accrued dividends on the Company’s preferred stock.

Issuances
      During December 2000, the Company issued Series D Warrants to purchase 962,711 shares of the Company’s Series D at an exercise price of $3.27 per share to some of its investors for guaranteeing a line of credit. The fair value of the Series D Warrants was estimated at the date of the issuance using the Black-Scholes option-pricing model. The Company recorded the fair value of the Series D Warrants, $1,365,000, as debt issuance costs. The Series D Warrants were exercisable immediately and 134,799 shares of common stock have been issued pursuant to exercises of the Series D Warrants as of December 31, 2004. As of December 31, 2004, 256,009 shares of common stock are reserved for future issuance upon exercise of Series D Warrants assuming conversion ratio of 2.1189894-to-1 into the Company’s common stock. In January 2005, the Company issued 20,190 shares of common stock upon a cashless exercise of Series D warrants held by a certain stockholder.

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In April 2001, the Company increased the number of authorized shares of its preferred stock to 30,000,000. Also during April 2001, the Company issued 9,468,309 shares of Series E and warrants for the purchase of 3,313,907 of Series E (Series E Warrants) for total net proceeds of $51,373,000. The Series E Warrants had an exercise price of $0.01 and became exercisable in 2002, subject to certain restrictions as defined in the Series E Warrants. The Company allocated $38,682,000 of the proceeds from this offering to the Series E and $13,528,000 to Series E Warrants based on their relative fair value. Beneficial conversion features of $3,073,421 and $1,052,870 were calculated based on the difference between the accounting conversion price of the Series E and Series E Warrants, respectively, and the fair value of common stock at the commitment date. The Company accreted the discounts resulting from recording the beneficial conversion features from the date of issuance to the redemption date of the Series E. Accretion of the discount resulting from recording the beneficial conversion feature related to the Series E amounted to $615,000, $615,000 and $1,409,000 in 2002, 2003 and 2004, respectively. Accretion of the discount resulting from recording a beneficial conversion feature related to the Series E Warrants amounted to $210,000, $210,000 and $366,000 in 2002, 2003 and 2004, respectively.
      The Company incurred $837,000 of issuance costs related to the Series E. The Company accreted $4,567,000, $2,077,000 and $998,000, from the Series E Warrants to the Series E in 2002, 2003 and 2004, respectively. Effective with the issuance of the Series E, the redemption date for the Series B Convertible Preferred Stock, par value $0.01 per share (Series B), Series C Convertible Preferred Stock, par value $0.01 per share (Series C), and Series D was extended to July 10, 2006. The redemption date for the Series E was April 6, 2006.
      During 2002, the Company issued 768,625 shares of Series E as the result of exercises of Series E Warrants by certain Series E investors.

Series A Preferred Stock
      Each share of the Company’s Series A Convertible Preferred Stock, par value $0.01 per share (Series A) was convertible, at the option of the holder, into common stock at any time at a conversion ratio of 2.1189894-to-1. The conversion ratio was subject to adjustment for events such as a stock split, stock dividend or an issuance of stock. The holders of the Series A were entitled to receive, when and if declared by the Board of Directors, dividends at a rate of $0.05 per preferred share per annum issuable upon conversion of the Series A until dividends due to the holders of the Series B, C, D and E had been paid.
      The Series A had a deemed liquidation provision included among the rights given to its holders whereby, upon a sale of the Company or substantially all of the Company’s assets, the holders of the Series A were to receive a cash payment equal to the liquidation preference. In the event of any liquidation or winding up of the Company, the holders of Series A were entitled to a liquidation preference before the Company’s common stock but after Series B, C, D and E. The liquidation preference equaled the original face amount plus any accrued and unpaid dividends which have been declared.
      Each share of Series A automatically converted into shares of common stock immediately prior to the closing of the Company’s IPO. At the time of the IPO, all accrued and unpaid dividends were paid-in-kind with shares of the Company’s common stock valued at the public offering price per share

Series B, C, D and E Preferred Stock
      Each share of Series B, C, D and E was convertible, at the option of the holder, into shares of the Company’s common stock at the respective conversion price which was subject to adjustment for events such as a stock split, stock dividend or certain issuances of securities. The Series B, C, D and E shares were convertible 2.1189894-to-1 into the Company’s common stock.

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Holders of Series B, voting as a single class, were entitled to elect two directors of the Company as long as at least 2,512,967 shares of Series B remain issued and outstanding. Holders of Series C and D, voting as a single class, were entitled to elect one director of the Company. Holders of Series E, voting as a single class, were entitled to elect one director of the Company as long as at least 25% of the Series E issued remained outstanding.
      The Series B, C and D accrued dividends at the rate of 8.0% per share per annum. The Series E accrued and compounded quarterly dividends at the rate of 8.0% per annum of the original shareholder investment. These dividends were payable quarterly, when and if declared, and were equal to the total accrued and unpaid dividends prior to any dividend payments to the Series A, B, C or D. The holders of the Series B, C and D were entitled to receive quarterly dividend payments, when and if declared, equal to the total accrued and unpaid dividends prior to any dividend payments to the Series A.
      In the event of any liquidation or winding up of the Company, or the merger or combination of the Company with another entity, unless consented to by a majority of the Series E holders, the holders of Series E were entitled to a liquidation preference over holders of all other series of preferred and common stock. The holders of the Series B, C and D were pari passu and had a preference over the Series A and common stockholders.
      The liquidation preference for the Series B, C, D and E equaled the amount paid per share upon issuance of such shares plus any accrued and unpaid dividends there on. Series B, C and D also participated so that, after payment of the original purchase price plus unpaid dividends to the holders of Series E together with holders of any other series of preferred stock, the remaining assets would be distributed on a pro-rata basis to all shareholders on a common equivalent share basis, subject to certain limitations.
      The Series B, C, D and E had mandatory redemption provisions. These shares were redeemable in amounts equal to the original investment plus accrued dividends. The Series B, C, D and E were accreted to the redemption date.
      Each share of Series B, C, D and E automatically converted into shares of common stock immediately prior to the closing of the Company’s IPO. At the time of the IPO, all accrued and unpaid dividends were paid-in-kind with shares of the Company’s common stock valued at the public offering price per share.

9.	Common Stock
      During January 2002, the Company issued 512,959 shares of common stock, in connection with the acquisition of Prometheus, to The George Washington University. In October 2002 and April 2003, the Company issued an additional 7,203 and 666 shares of common stock, respectively, to The George Washington University pursuant to an antidilution provision in the Prometheus sales agreement (see Note 3) and as a result of the exercises of certain Series E Warrants in connection with the Company’s IPO. In April 2004, the Company issued an additional 27,447 shares under this agreement. As of December 31, 2004, the Company is not obligated to issue any more shares under this agreement.
      During March 2003, the Company increased the authorized number of common stock shares to 30,000,000.
      On June 16, 2004, the Company issued 21,372 shares of common stock upon exercise of common warrants held by a certain stockholder.
      The Company completed its IPO of 6,325,000 shares of common stock on June 23, 2004, which included the underwriter’s over-allotment option exercise of 825,000 shares of common stock. Of the 6,325,000 shares of common stock sold in the IPO, 2,251,062 shares were sold by selling shareholders and

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4,073,938 shares were sold by the Company, generating approximately $50,986,000 in proceeds to the Company, net of offering expenses and underwriters discounts. Upon closing of the IPO, 13,371,980 shares of common stock were issued upon conversion of the Company’s preferred stock and 2,414,857 shares of common stock were issued in satisfaction of accrued dividends on the Company’s preferred stock.
      Upon the closing of the IPO, the Company’s Amended and Restated Certificate of Incorporation became effective. The Amended and Restated Certificate of Incorporation authorized common stock of 200,000,000 shares and authorized 5,000,000 shares of undesignated preferred stock. No shares of preferred stock were outstanding at December 31, 2004.
      On June 23, 2004, in connection with the IPO, the Company issued 1,199,334 shares of common stock upon cashless exercises of Series E warrants held by certain stockholders.
      On June 30, 2004, the Company issued 23,802 shares of common stock upon a cashless exercise of Series D warrants held by a certain stockholder.
      In August 2004, the Company issued 110,997 shares of common stock upon cashless exercises of Series D warrants held by certain stockholders.
      In January 2005, the Company issued 20,190 shares of common stock upon a cashless exercise of Series D warrants held by a certain stockholder.

10.	Stock Option Plan
      In 1998, the Company adopted a stock option plan in order to provide an incentive to eligible employees, consultants, directors and officers of the Company. In March 2003, the Company increased the number of shares of common stock reserved under the stock option plan by 505,776 shares. As of December 31, 2004, 4,563,035 shares of common stock were reserved under the stock option plan and no shares are reserved for issuance upon exercise of options available for future grant as of December 31, 2004. Shares of common stock available for distribution pursuant to stock options outstanding under the stock option plan were 3,839,837 as of December 31, 2004. Stock options granted under the stock option plan generally vest over a four-year period.
      In March 2004, the Company adopted the 2004 Stock Incentive Plan in which 1,887,692 shares of common stock are reserved under the plan. The Company’s officers, employees, directors, outside consultants and advisors are eligible to receive grants under the plan. The plan expires February 2014. As of December 31, 2004, 1,886,192 shares of common stock were reserved under the stock option plan. Shares of common stock available for distribution pursuant to stock options outstanding under the stock option plan were 290,155 as of December 31, 2004. Stock options granted under the stock option plan generally vest over a four-year period. Shares reserved for issuance upon exercise of options available for future grant as of December 31, 2004 were 1,596,037.

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the status of the Company’s stock option plans is presented below for the years ended December 31, 2002, 2003 and 2004:

		Weighted-Average
	Shares	Exercise Price

Options outstanding at December 31, 2001	3,080,210	$8.84
Options granted	776,928	9.81
Options exercised	(33,980)	2.02
Options forfeited	(251,650)	10.37

Options outstanding at December 31, 2002	3,571,508	9.01
Options granted	571,567	9.66
Options exercised	(33,298)	5.85
Options forfeited	(616,686)	10.09

Options outstanding at December 31, 2003	3,493,091	8.95
Options granted	1,124,272	13.22
Options exercised	(397,033)	4.95
Options forfeited	(282,737)	11.68

Options outstanding at December 31, 2004	3,937,593	10.37

Options exercisable at December 31, 2004	2,555,891	9.43

Options exercisable at December 31, 2003	2,232,977	8.46

Options exercisable at December 31, 2002	1,721,629	7.91

      For various price ranges, weighted average characteristics of outstanding and exercisable options as of December 31, 2004 were as follows:

	Outstanding Options			Exercisable Options

		Weighted Average	Weighted		Weighted
		Remaining Life	Average		Average
Range of Exercise Prices	Shares	(Years)	Price	Shares	Price

$0.02-$8.71	412,219	3.85	$1.37	412,219	$1.37
$8.71-$10.81	2,521,521	7.37	9.56	1,767,055	9.50
$10.82-$21.12	1,003,853	7.94	16.07	376,617	17.89

	3,937,593			2,555,891

      In certain instances, the Company has determined that the fair value of the underlying common stock on the date of grant was in excess of the exercise price of the options. As a result, the Company recorded deferred compensation on these stock options of approximately $33,000, $18,000 and $279,000 for the years ended December 31, 2002, 2003 and 2004, respectively, as an increase in additional paid-in capital and is amortizing it as a charge to operations over the vesting periods of four years. The Company recognized stock compensation expense related to those stock options of $198,000, $68,000 and $105,000 for the years ended December 31, 2002, 2003 and 2004, respectively. The Company recognized $135,000, $5,000 and $69,000 in stock compensation expense related to options issued to nonemployees for the years ended December 31, 2002, 2003 and 2004, respectively.
      During 2002 and 2003, the Company modified the stock option awards for certain individuals by modifying the terms of their agreements at the time they separated from the Company. The Company has

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
remeasured these options and recognized compensation expense of $141,000 and $245,000 for these modifications in 2002 and 2003, respectively. There are no remaining unvested options as of December 31, 2003 and 2004 related to these individuals.

11.	Income Taxes
      During 2004, the Internal Revenue Service issued an Internal Revenue Bulletin — Revenue Procedure 2004-34, which allows for greater consistency between generally accepted accounting principles and income tax revenue recognition for companies that recognize revenues in a ratable manner. During 2004, the Company determined that it would adopt this method for its 2004 and subsequent income tax filings. As a result of this adoption, the Company will recognize cumulative income tax expense adjustments that will decrease its federal and state taxable income by approximately $34.0 million. The provision for income taxes for the year ended December 31, 2004 reflects this adoption.
      The provision for income taxes for the years ended December 31 is comprised of the following:

	December 31,

	2002	2003	2004

	(In thousands)
Current expense	$283	$614	$299
Deferred expense (benefit)	—	—	—

Provision for income taxes	$283	$614	$299

      The tax effect of temporary differences is as follows:

	December 31,

	2003	2004

	(In thousands)
Deferred tax assets (liabilities):
Net operating loss carryforwards	$11,055	$23,077
AMT and other tax credits	1,528	2,030
Net operating loss attributable to stock option exercises	—	704
Depreciation	2,418	1,139
Amortization	2,077	2,927
Bad debts	397	371
Deferred rent	326	384
Deferred revenues	16,418	1,365
Deferred cost of revenues	(1,301)	(1,888)
Other accruals and prepaids	787	1,058
Valuation allowance	(33,705)	(31,167)

Net deferred tax assets (liabilities)	$—	$—

      Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance is required. Such factors include the lack of a significant history of profits, recent increases in expense levels to support the Company’s growth, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, the lack of carryback capacity to realize deferred tax assets and the uncertainty regarding market acceptance of new versions of the Company’s software.

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company had approximately $28 million and $49 million of federal net operating loss carryforwards as of December 31, 2003 and 2004, respectively. The use of the net operating loss carryforwards may be limited by certain ownership change limitations. The magnitude of any potential limitation has not yet been quantified. The net operating loss carryforwards will begin to expire in 2020.
      The provision for income taxes differs from the amount of taxes determined by applying the U.S. federal statutory rate to loss (income) before provision for income taxes as a result of the following for the year ended December 31:

	2002	2003	2004

Federal tax at statutory rates	34.0%	34.0%	34.0%
State taxes, net of federal benefit	4.6	4.6	4.6
Change in valuation allowance	(31.7)	(390.9)	(24.5)
Permanent differences	(8.8)	276.6	(11.2)

Provision for income taxes	(1.9)%	(75.7)%	2.9%

12.	Commitments and Contingencies
      Total rent expense recorded for the years ended December 31, 2002, 2003 and 2004 was $3,207,000, $3,244,000 and $3,170,000, respectively. Total sublease income recorded for the years ended December 31, 2002, 2003 and 2004 was $501,000, $212,000 and $226,000, respectively.
      As of December 31, 2004, minimum future rental payments under non-cancelable operating leases and rental income from subleases are as follows:

		Sub-Lease
	Operating	Income

	(In thousands)
2005	$3,374	$135
2006	3,459	139
2007	2,552	131
2008	522	—
2009	353	—

Total minimum lease payments	$10,260	$405

      The Company, from time to time, is subject to litigation relating to matters in the ordinary course of business. The Company believes that any ultimate liability resulting from these contingencies will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

13.	Employee Benefit Plans
      In 1999, the Company adopted a 401(k) plan covering all employees of the Company who have met certain eligibility requirements. Under the terms of the 401(k) plan, the employees may elect to make tax-deferred contributions to the 401(k) plan. In addition, the Company may match employee contributions, as determined by the Board of Directors and may make discretionary contributions to the 401(k) plan. No matching or discretionary contributions have been made to the 401(k) plan in 2002, 2003 or 2004.

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Financial Information (Unaudited)

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

	(In thousands, except per share amounts)
Summary consolidated statement of operations:
Total revenues	$20,181	$22,744	$25,570	$23,983
Costs of revenues	6,525	7,282	8,714	7,186
Net loss attributable to common stockholders	(4,517)	(3,912)	(1,940)	(1,133)
Net loss attributable to common stockholders per common share:
Basic	$(0.82)	$(0.71)	$(0.35)	$(0.20)
Diluted	$(0.82)	$(0.71)	$(0.35)	$(0.20)

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

	(In thousands, except per share amounts)
Summary consolidated statement of operations:
Total revenues	$25,219	$26,355	$29,776	$30,053
Costs of revenues	7,613	8,030	9,191	9,025
Net (loss) income attributable to common stockholders	(1,809)	(2,698)	3,480	4,732
Net (loss) income attributable to common stockholders per common share:
Basic	$(0.33)	$(0.37)	$0.14	$0.18
Diluted	$(0.33)	$(0.37)	$0.12	$0.17

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures.
      Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this annual report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of such period, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.
(b) Changes in Internal Control over Financial Reporting.
      There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      The information regarding our executive officers required by this Item is set forth under Item 1 to this annual report.
      The following information will be included in our Proxy Statement to be filed within 120 days after the fiscal year end of December 31, 2004, and is incorporated herein by reference:

•	Information regarding our directors required by this Item is set forth under the heading “Election of Directors”

•	Information regarding our audit committee and designated “audit committee financial experts” is set forth under the heading “Corporate Governance Principles and Board Matters, Board Structure and Committee Composition — Audit Committee”

•	Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”
Code of Ethics
      We have adopted a code of ethics and business conduct that applies to our employees including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. Our code of ethics and business conduct can be found posted in the investor relations section on our website at http://investor.blackboard.com.

Item 11.	Executive Compensation.
      The information required by this Item is incorporated by reference to the information provided under the heading “Executive Compensation” of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.
      The information required by this Item is incorporated by reference to the information provided under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.
      The information required by this Item is incorporated by reference to the information provided under the heading “Certain Relationships and Related Transactions” of the Proxy Statement.

Item 14.	Principal Accounting Fees and Services.
      The information required by this Item is incorporated by reference to the information provided under the heading “Principal Accountant Fees and Services” of the Proxy Statement.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) 1.	Financial Statements. The consolidated financial statements are listed under Item 8 of this report.

2.	Financial Statement Schedules. Report of Independent Registered Public Accounting Firm on Financial Schedule Schedule II — Valuation and Qualifying Accounts

3.	Exhibits. The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

(b)	Exhibits — see Item 15(a)(3) above.

(c)	Financial Statement Schedules — see Item 15(a)(2) above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of March 2005.

Blackboard Inc.
By: /s/ Peter Q. Repetti Peter Q. Repetti Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael L. Chasen Michael L. Chasen	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2005

/s/ Peter Q. Repetti Peter Q. Repetti	Chief Financial Officer (Principal Financial Officer)	March 1, 2005

/s/ Michael J. Beach Michael J. Beach	Vice President, Finance (Principal Accounting Officer)	March 1, 2005

/s/ Matthew Pittinsky Matthew Pittinsky	Chairman of the Board of Directors	February 25, 2005

/s/ Frank R. Gatti Frank R. Gatti	Director	February 28, 2005

/s/ Steven B. Gruber Steven B. Gruber	Director	February 28, 2005

/s/ Arthur E. Levine Arthur E. Levine	Director	February 28, 2005

/s/ E. Rogers Novak, Jr. E. Rogers Novak, Jr.	Director	February 25, 2005

/s/ William Raduchel William Raduchel	Director	February 28, 2005

EXHIBIT INDEX

Exhibit
Number

3.1	Fourth Restated Certificate of Incorporation of the Registrant(6)
3.2	Amended and Restated By-Laws of the Registrant(6)
4.1	Form of certificate representing the shares of the Registrant’s common stock(3)
10.1	Amended and Restated Stock Incentive Plan, as amended(1)
10.2	2004 Stock Incentive Plan(4)
10.3	Employment Agreement between the Registrant and Matthew L. Pittinsky, dated November 9, 2001(2)
10.4	Employment Agreement between the Registrant and Michael L. Chasen, dated November 9, 2001(2)
10.5	Employment Agreement between the Registrant and Peter Q. Repetti, dated June 1, 2001(2)
10.6	Employment Agreement between the Registrant and Andrew H. Rosen, dated September 15, 2003(2)
10.7	Release Agreement between the Registrant and Andrew H. Rosen dated December 7, 2004 ‡
10.8	Summary of Approved 2004 and 2005 Compensation ‡
10.9	Director Compensation Policy ‡
10.10	Office lease between the Registrant and 1899 L Street LLC, dated November 22, 1999, as amended(1)
10.11	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of November 30, 2001 and various amendments thereto(2)
10.12	Eighth Amendment to Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated July 1, 2004(6)
10.13	Ninth Amendment to the Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated August 30, 2004(7)
10.14	Tenth Amendment to the Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated November 30, 2004(8)
10.15	Form of Warrant(5)
10.16	Third Amended and Restated Registration Rights Agreement, between the Registrant and certain stockholders of the Registrant dated as of April 6, 2001(1)
10.17	Registration Rights Agreement, between the Registrant and The George Washington University, dated January 11, 2002(3)
10.18	Form of Incentive Stock Option Agreement(8)
10.19	Form of Nonstatutory Stock Option Agreement(8)
10.20	Form of Restricted Stock Agreement(8)
10.21	Form of Executive Incentive Stock Option Agreement ‡
10.22	Form of Executive Nonstatutory Stock Option Agreement ‡
21.1	Subsidiaries of the Company ‡
23.1	Consent of Ernst & Young LLP ‡
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ‡
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ‡
32.1	Section 906 Principal Executive Officer Certification †
32.2	Section 906 Principal Financial Officer Certification †

‡	Filed herewith.
†	Furnished herewith.

(1)	Previously filed on March 5, 2004 as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-113332), and incorporated by reference herein.

(2)	Previously filed on April 7, 2004 as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113332), and incorporated by reference herein.
(3)	Previously filed on May 4, 2004 as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113332), and incorporated by reference herein.
(4)	Previously filed on May 28, 2004 as an exhibit to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113332), and incorporated by reference herein.
(5)	Previously filed on June 16, 2004 as an exhibit to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113332), and incorporated by reference herein.
(6)	Previously filed on August 8, 2004 as an exhibit to the Registrant’s Report on Form 10-Q, and incorporated by reference herein.
(7)	Previously filed on September 2, 2004 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated by reference herein.
(8)	Previously filed on December 3, 2004 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated by reference herein.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM ON FINANCIAL SCHEDULE
Board of Directors and Shareholders
Blackboard Inc.
      We have audited the consolidated financial statements of Blackboard Inc. as of December 31, 2003 and 2004, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated January 27, 2005. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
McLean, VA
January 27, 2005

BLACKBOARD INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	As of December 31,

	2002	2003	2004

	(In thousands)
Allowance for Doubtful Accounts
Beginning Balance	$687	$432	$1,018
Additions	888	2,312	140
Reductions(1)	(1,143)	(1,726)	(204)

Ending Balance	$432	$1,018	$954

(1)	Includes accounts written-off, net of collections on accounts previously written-off.