Form 10-Q
period 2005-03-31
BLACKBOARD INC
filed 2005-05-13
CIK 1106942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding at April 30, 2005

Common Stock, $0.01 par value	26,384,822

Blackboard Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2005
      Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “Blackboard” refer to Blackboard Inc. and its subsidiaries.

ii

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
BLACKBOARD INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2004	2005

		(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$78,149	$67,099
Short-term investments	20,000	28,307
Accounts receivable, net of allowance for doubtful accounts of $954,000 and $653,000 at December 31, 2004 and March 31, 2005, respectively	21,686	17,177
Inventories	1,994	2,009
Prepaid expenses and other current assets	1,727	2,469
Deferred cost of revenues, current portion	4,547	4,507

Total current assets	128,103	121,568
Deferred cost of revenues, noncurrent portion	369	2,006
Property and equipment, net	8,848	9,612
Goodwill	10,252	10,252
Intangible assets, net	826	758

Total assets	$148,398	$144,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,114	$2,014
Accrued expenses	9,290	7,465
Equipment note, current portion	525	449
Deferred revenues, current portion	63,901	54,477

Total current liabilities	74,830	64,405
Equipment note, noncurrent portion	237	133
Deferred rent	1,067	986
Deferred revenues, noncurrent portion	3,157	2,851
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, and no shares issued or outstanding at December 31, 2004 and March 31, 2005	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 25,977,822 and 26,213,205 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively	260	262
Additional paid-in capital	191,664	192,948
Deferred stock compensation	(209)	(191)
Accumulated deficit	(122,608)	(117,198)

Total stockholders’ equity	69,107	75,821

Total liabilities and stockholders’ equity	$148,398	$144,196

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2004	2005

	(In thousands)
Revenues:
Product	$22,616	$27,687
Professional services	2,603	3,255

Total revenues	25,219	30,942
Operating expenses:
Cost of product revenues, excludes amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below	6,060	7,216
Cost of professional services revenues	1,553	2,214
Research and development	3,254	3,198
Sales and marketing	8,768	8,484
General and administrative	3,425	4,605
Amortization of intangibles resulting from acquisitions	880	68
Stock-based compensation	83	18

Total operating expenses	24,023	25,803

Income from operations	1,196	5,139
Other income (expense):
Interest expense	(78)	(18)
Interest income	26	483

Income before provision for income taxes	1,144	5,604
Provision for income taxes	(358)	(194)

Net income	786	5,410
Dividends on and accretion of convertible preferred stock	(2,595)	—

Net (loss) income attributable to common stockholders	$(1,809)	$5,410

Net (loss) income attributable to common stockholders per common share:
Basic	$(0.33)	$0.21

Diluted	$(0.33)	$0.20

Weighted average number of common shares:
Basic	5,547,016	26,076,137

Diluted	5,547,016	27,657,202

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2004	2005

	(In thousands)
Cash flows from operating activities
Net income	$786	$5,410
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,533	1,664
Amortization of intangibles	880	68
Change in allowance for doubtful accounts	(230)	(301)
Noncash stock compensation related to options issued to nonemployees	60	—
Noncash deferred stock amortization	23	18
Changes in operating assets and liabilities:
Accounts receivable	4,436	4,810
Inventories	(104)	(15)
Prepaid expenses and other current assets	(417)	(742)
Deferred cost of revenues	(236)	(1,597)
Accounts payable	(459)	900
Accrued expenses	(1,195)	(1,825)
Deferred rent	(36)	(81)
Deferred revenues	(6,908)	(9,730)

Net cash used in operating activities	(1,867)	(1,421)
Cash flows from investing activities
Purchase of property and equipment	(1,857)	(2,428)
Purchase of short-term investments	—	(13,707)
Sale of short-term investments	—	5,400

Net cash used in investing activities	(1,857)	(10,735)
Cash flows from financing activities
Payments on equipment notes	(300)	(180)
Proceeds from line of credit	7,880	—
Payments on line of credit	(7,880)	—
Payments on note payable	(1,000)	—
Proceeds from exercise of stock options	612	1,286

Net cash (used in) provided by financing activities	(688)	1,106

Net decrease in cash and cash equivalents	(4,412)	(11,050)
Cash and cash equivalents at beginning of period	30,456	78,149

Cash and cash equivalents at end of period	$26,044	$67,099

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2004 and 2005
      In these Notes to Unaudited Consolidated Financial Statements, the terms “the Company” and “Blackboard” refer to Blackboard Inc. and its subsidiaries.

1.	Nature of Business
      Blackboard Inc. is a leading provider of enterprise software applications and related services to the education industry. The Company’s suites of products include the following five products: Blackboard Learning SystemTM, Blackboard Community SystemTM, Blackboard Content SystemTM, Blackboard Transaction SystemTM and Blackboard OneTM.
      The Company began operations in 1997 as a limited liability company in Delaware. In 1998, the Company was incorporated in Delaware, merged with the limited liability corporation and is now a C corporation for tax purposes.
      On April 23, 2004, the Company effected a one-for-two reverse stock split of all common stock outstanding. In addition, the Company increased the number of shares of authorized common stock to 40,000,000. On May 26, 2004, the Company effected a one-for-1.0594947 reverse stock split of all common stock outstanding. The accompanying consolidated financial statements give retroactive effect to the reverse stock splits for all periods presented. Upon consummation of the Company’s initial public offering (IPO), the Company adopted its Fourth Restated Certificate of Incorporation, which increased the number of shares of authorized common stock to 200,000,000.

2.	Basis of Presentation
      The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
      These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2003 and 2004 and for each of the three years in the period ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2005.

Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification
      Certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term Investments
      All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification at the time of purchase. At March 31, 2005, the Company held $28.3 million in short-term investments which consisted of $9.2 million in government agency bonds and $19.1 million in auction rate securities. These investments are classified as available-for-sale and are recorded at fair value. Unrealized holding gains and losses are reported in other comprehensive income. Realized gains generated from these investments are recorded as interest income when realized.

Basic and Diluted Net (Loss) Income Attributable to Common Stockholders per Common Share
      Basic net (loss) income attributable to common stockholders per common share excludes dilution for potential common stock issuances and is computed by dividing net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net (loss) income attributable to common stockholders per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Mandatorily redeemable convertible preferred stock, stock options and warrants were not considered in the computation of diluted net (loss) income attributable to common stockholders per common share for the three months ended March 31, 2004 as their effect is anti-dilutive.
      The following schedule presents the calculation of basic and diluted net (loss) income attributable to common stockholders per common share:

	Three Months Ended
	March 31,

	2004	2005

	(Unaudited)
Basic net (loss) income attributable to common stockholders per common share:
Net income	$786	$5,410
Less preferred stock dividends:
Redeemable convertible preferred stock	(2,595)	—

Net (loss) income attributable to common stockholders	$(1,809)	$5,410

Weighted average shares outstanding	5,547,016	26,076,137

Basic net (loss) income attributable to common stockholders per common share	$(0.33)	$0.21

Diluted net (loss) income attributable to common stockholders per common share:
Net (loss) income attributable to common stockholders	$(1,809)	$5,410

Weighted average number of basic shares outstanding	5,547,016	26,076,137
Dilutive effect of:
Stock options related to the purchase of common stock	—	1,443,982
Warrants related to the purchase of common stock	—	137,083

Diluted shares outstanding	5,547,016	27,657,202

Diluted net (loss) income attributable to common stockholders per common share	$(0.33)	$0.20

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements
      On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which is a revision of SFAS 123. SFAS 123(R) supersedes APB No. 25, and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS 123(R).
      On April 14, 2005, the Securities and Exchange Commission (the Commission) adopted a new rule that amends the compliance dates for SFAS 123(R). The Commission’s new rule allows the Company to implement SFAS 123(R) no later than January 1, 2006. Under SFAS 123(R), the Company would have been required to implement the standard no later than July 1, 2005. The Commission’s new rule does not change the accounting required by SFAS 123(R); it changes only the dates for compliance with the standard.
      Early adoption will be permitted in periods in which financial statements have not yet been issued. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•	A “prospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123(R) for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      The Company plans to adopt SFAS 123(R) using the modified prospective method on January 1, 2006.

Comprehensive Net Income
      Comprehensive net income includes net income, combined with unrealized gains and losses not included in earnings and reflected as a separate component of stockholders’ equity. There were no material differences between net income and comprehensive net income for the three months ended March 31, 2004 and 2005.

3.	Stock-Based Compensation
      Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123,” allows companies to account for stock-based compensation using either the provisions of SFAS 123 or the provisions of Accounting Principles Bulletin No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) but requires pro forma disclosure in the notes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company accounts for its stock-based employee compensation in accordance with APB No. 25. Stock-based compensation related to options granted to nonemployees is accounted for using the fair value method in accordance with the SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect of net (loss) income attributable to common stockholders and net (loss) income attributable to common stockholders per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

	Three Months Ended
	March 31,

	2004	2005

	(Unaudited)
	(In thousands)
Pro forma net (loss) income attributable to common stockholders:
As reported	$(1,809)	$5,410
Add: Stock-based compensation included in reported net (loss) income attributable to common stockholders	83	18
Deduct: Stock-based compensation expense determined under fair value-based method for all awards	(827)	(802)

Pro forma net (loss) income attributable to common stockholders	$(2,553)	$4,626

Net (loss) income attributable to common stockholders per common share
Basic — as reported	$(0.33)	$0.21

Basic — pro forma	$(0.46)	$0.18

Diluted — as reported	$(0.33)	$0.20

Diluted — pro forma	$(0.46)	$0.17

      The effect of applying SFAS 123 on pro forma net (loss) income attributable to common stockholders and net (loss) income attributable to common stockholders per common share as stated above is not necessarily representative of the effects on reported net (loss) income attributable to common stockholders and net (loss) income attributable to common stockholders per common share for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in the future years.
      The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants issued during the three months ended March 31, 2004 and 2005:

	Three Months Ended
	March 31,

	2004	2005

	(Unaudited)
Dividend yield	0%	0%
Expected volatility	85.0%	51.4%
Average risk-free interest rate	3.0%	4.0%
Expected term	5 years	5 years
      In March 2004, the Company adopted the 2004 Stock Incentive Plan in which 1,887,692 shares of common stock are reserved under the plan. The Company’s officers, employees, directors, outside consultants and advisors are eligible to receive grants under the plan. The plan expires March 2014. The Board of the Directors of the Company has approved an increase in the total number of shares of common stock issuable under the plan to 2,350,000 shares, which is subject to stockholder approval by the Company’s stockholders at the Company’s annual meeting of stockholders on May 19, 2005.

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Inventories

	December 31,	March 31,
	2004	2005

		(Unaudited)
	(In thousands)
Raw materials	$395	$603
Work-in-process	518	455
Finished goods	1,081	951

Total inventories	$1,994	$2,009

5.	Goodwill and Intangible Assets
      The carrying amounts of goodwill and intangible assets as of December 31, 2004 and March 31, 2005 are as follows:

	December 31,	March 31,
	2004	2005

		(Unaudited)
	(In thousands)
Goodwill	$10,252	$10,252

Acquired technology	$10,400	$10,400
Contracts and customer lists	5,443	5,443
Non-compete agreements	2,043	2,043
Trademarks and domain names	71	71

Subtotal	17,957	17,957
Less accumulated amortization	(17,131)	(17,199)

Intangible assets, net	$826	$758

      Intangible assets from acquisitions are amortized over three to five years. Amortization expense related to intangible assets was approximately $880,000 and $68,000 for the three months ended March 31, 2004 and 2005, respectively. Amortization expense related to intangible assets for the years ended December 31, 2005, 2006, 2007 and 2008 is expected to be approximately $266,000, $266,000, $266,000 and $28,000, respectively.

6.	Debt

Working Capital and Equipment Lines of Credit
      As of March 31, 2005, no amount was outstanding on the working capital line of credit and $582,000 was outstanding on the equipment lines of credit. As of March 31, 2005, $7,880,000 was available for borrowing under the working capital line of credit.
      On April 30, 2005, the Company’s working capital line expired by its terms.

7.	Commitments and Contingencies
      The Company, from time to time, is subject to litigation relating to matters in the ordinary course of business. The Company believes that any ultimate liability resulting from these contingencies will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Stockholders’ Equity
      In April 2004, the Company issued 27,447 shares of common stock to The George Washington University pursuant to an anti-dilution provision in the Prometheus purchase agreement from 2002 and as a result of the exercises of certain Series E Warrants in connection with the IPO.
      On June 16, 2004, the Company issued 21,372 shares of common stock upon exercise of warrants held by a certain stockholder.
      The Company completed an IPO of 6,325,000 shares of common stock in June 2004, which included the underwriter’s over-allotment option exercise of 825,000 shares of common stock. Of the 6,325,000 shares of common stock sold in the IPO, 2,251,062 shares were sold by selling shareholders and 4,073,938 shares were sold by the Company generating approximately $50,896,000 in proceeds to the Company, net of offering expenses and underwriters discounts. Upon closing of the IPO, 13,371,980 shares of common stock were issued upon conversion of the Company’s preferred stock and 2,414,857 shares of common stock were issued in satisfaction of accrued dividends on the Company’s preferred stock.
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
      During the three months ended March 31, 2005, the Company issued 214,107 shares of common stock upon exercise of stock options.
      In January 2005, the Company issued 20,190 shares of common stock upon cashless exercise of warrants held by a certain stockholder.
      In March 2005, the Company issued 1,086 shares of common stock upon cashless exercise of warrants held by a certain stockholder.

9.	Income Taxes
      In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income based on the Company’s history of U.S. generally accepted accounting principles and taxable profitability. We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. We have included changes in the valuation allowance in our consolidated statements of operations as provision for income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business.
      During 2004, the Internal Revenue Service issued an Internal Revenue Bulletin — Revenue Procedure 2004-34 (Rev Proc 2004-34), which allows for greater consistency between U.S. generally accepted accounting principles and income tax revenue recognition for companies that recognize revenues in a ratable

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
manner. During the third quarter 2004, we determined that we would adopt this method for our 2004 and subsequent income tax filings. The provision for income taxes for the three months ended March 31, 2005 reflects this adoption and represents taxes to be paid for certain international and state taxes.
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
      We typically license our individual applications either on a stand-alone basis or bundled as part of either of two suites, the Blackboard Academic SuiteTM and the Blackboard Commerce SuiteTM. The Blackboard Academic Suite includes the Blackboard Learning System, the Blackboard Community System and the Blackboard Content System. The Blackboard Commerce Suite includes the Blackboard Transaction System, the Blackboard Community System and Blackboard One. We generally price our software licenses on the basis of full-time equivalent students or users. Accordingly, annual license fees are generally greater for larger institutions.
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
      Sales and marketing expenses include the costs of compensation, including bonuses and commissions, and benefits for employees who are associated with the generation of revenues, as well as marketing expenses, costs of external marketing-related professional services, investor relations, facility rent, utilities, communications and travel attributable to those sales and marketing employees in the generation of revenues. All of these costs are expensed as incurred.
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
      We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:
      Revenue recognition. Our revenues are derived from two sources: product sales and professional services sales. Product revenues include software license, hardware, premium support and maintenance, and hosting revenues. Professional services revenues include training and consulting services. We recognize software license and maintenance revenues in accordance with the American Institute of Certified Public Accountants’ Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Our software does not require significant modification and customization services. Where services are not essential to the functionality of the software, we begin to recognize software licensing revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collectibility is probable.
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
      Hosting revenues are recorded in accordance with Emerging Issues Task Force, or EITF, 00-3, “Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.” We recognize hosting fees and set-up fees ratably over the term of the hosting agreement.
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
      Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our clients to make required payments. We analyze accounts receivable, historical percentages of uncollectible accounts and changes in payment history when evaluating the adequacy of the allowance for doubtful accounts. We use an internal collection effort, which may include our sales and services groups as we deem appropriate, in our collection efforts. Although we believe that our reserves are adequate, if the financial condition of our clients deteriorates, resulting in an impairment of their ability to make payments, or if we underestimate the allowances required, additional allowances may be necessary, which will result in increased expense in the period in which such determination is made.
      Long-lived assets. We record our long-lived assets, such as property and equipment, at cost. We review the carrying value of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate these assets by examining estimated future cash flows to determine if their current recorded value is impaired. We evaluate these cash flows by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will record a write-down of the carrying value of the identified asset and charge the impairment as an operating expense in the period in which the determination is made. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances.
      Goodwill. We assess the impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we test our goodwill for impairment annually on October 1, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.
      Stock-based compensation. We account for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as modified by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123.” Several companies recently elected to change their accounting policies and record the fair value of options as an expense. We currently are not required to record stock-based compensation charges if the employee stock option exercise price or restricted stock purchase price equals or exceeds the fair value of our common stock at the grant date. Because no market for our common stock existed prior to our IPO in June 2004, our board of directors determined the fair value of our common stock based upon several factors, including our operating performance, anticipated future operating results, the terms of redeemable convertible preferred stock issued by us, including the liquidation value and other preferences of our preferred stockholders, as well as the valuations of other companies.
      On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” known as SFAS 123(R), which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB Opinion No. 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally the approach in SFAS 123(R) is similar to the approach described in SFAS No. 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS 123(R).
      On April 14, 2005, the Securities and Exchange Commission (the Commission) adopted a new rule that amends the compliance dates for SFAS 123(R). The Commission’s new rule allows the Company to implement SFAS 123(R) no later than January 1, 2006. Under SFAS 123(R), the Company would have been required to implement the standard no later than July 1, 2005. The Commission’s new rule does not change the accounting required by SFAS 123(R); it changes only the dates for compliance with the standard.
      Early adoption will be permitted in periods in which financial statements have not yet been issued. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•	A “prospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123(R) for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      The Company plans to adopt SFAS 123(R) using the modified prospective method on January 1, 2006.

      If we had estimated the fair value of the options on the date of grant using the Black-Scholes pricing model and then amortized this estimated fair value over the vesting period of the options, our net (loss) income attributable to common stockholders would have changed, as shown in the table below.

	Three Months Ended
	March 31,

	2004	2005

	(In thousands)
Pro forma net (loss) income attributable to common stockholders:
As reported	$(1,809)	$5,410
Add: Stock-based compensation included in reported net (loss) income attributable to common stockholders	83	18
Deduct: Stock-based compensation expense determined under fair value-based method for all awards	(827)	(802)

Pro forma net (loss) income attributable to common stockholders	$(2,553)	$4,626

Net (loss) income attributable to common stockholders per common share
Basic — as reported	$(0.33)	$0.21

Basic — pro forma	$(0.46)	$0.18

Diluted — as reported	$(0.33)	$0.20

Diluted — pro forma	$(0.46)	$0.17

      Accounting for income taxes. In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income based on our history of U.S. generally accepted accounting principles and taxable profitability. We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. We have included changes in the valuation allowance in our consolidated statements of operations as provision for income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business.
      During 2004, the Internal Revenue Service issued an Internal Revenue Bulletin — Revenue Procedure 2004-34 (Rev Proc 2004-34), which allows for greater consistency between U.S. generally accepted accounting principles and income tax revenue recognition for companies that recognize revenues in a ratable manner. During 2004, we determined that we would adopt this method for our 2004 and subsequent income tax filings. The provision for income taxes for the three months ended March 31, 2005 reflects this adoption.
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

•	Recurring ratable revenues include those product revenues that are recognized ratably over the contract term, which is typically one year, and that recur each year assuming clients renew their contracts. These revenues include revenues from the licensing of all of our software products, hosting arrangements and enhanced support and maintenance contracts related to our software products.

•	Non-recurring ratable revenues include those product revenues that are recognized ratably over the term of the contract, which is typically one year, but that do not contractually recur. These revenues include the hardware components of our Blackboard Transaction System products, with and without our embedded software, and third-party hardware and software sold to our clients in conjunction with our software licenses.

•	Other product revenues include those product revenues that are recognized as earned and are not deferred to future periods. These revenues include the sales of Blackboard One and Blackboard Transaction System, as well as, the supplies and commissions we earn from publishers related to digital course supplement downloads. Each of these individual revenue streams has historically been insignificant.
      In the case of both recurring ratable revenues and non-recurring ratable revenues, an increase or decrease in the revenues in one period would be attributable primarily to increases or decreases in sales in prior periods. Unlike recurring ratable revenues, which benefit both from new license sales and from the renewal of previously existing licenses, non-recurring ratable revenues primarily reflect one-time sales that do not contractually renew.
      Other factors that we consider in making strategic cash flow and operating decisions include cash flows from operations, capital expenditures, total operating expenses and earnings.
Results of Operations
      The following table sets forth selected unaudited consolidated statement of operations data expressed as a percentage of total revenues for each of the periods indicated.

	Three Months
	Ended
	March 31,

	2004	2005

	(Unaudited)
Revenues:
Product	90%	89%
Professional services	10	11

Total revenues	100	100
Operating expenses:
Cost of product revenues	24	23
Cost of professional services revenues	6	7
Research and development	13	10
Sales and marketing	35	28
General and administrative	14	15
Amortization of intangibles resulting from acquisitions	3	0
Stock-based compensation	0	0

Total operating expenses	95	83

Income from operations	5%	17%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2005
      Our total revenues for the three months ended March 31, 2005 were $30.9 million, representing an increase of $5.7 million, or 22.7%, as compared to $25.2 million for the three months ended March 31, 2004.
      Product revenues. Product revenues, including domestic and international, for the three months ended March 31, 2005 were $27.7 million, representing an increase of $5.1 million, or 22.4%, as compared to $22.6 million for the three months ended March 31, 2004. A detail of our total product revenues by classification is as follows:

	Three Months
	Ended
	March 31,

	2004	2005

	(Unaudited)
	(In millions)
Recurring ratable revenues	$16.8	$21.6
Non-recurring ratable revenues	4.9	4.7
Other product revenues	0.9	1.4

Total product revenues	$22.6	$27.7

      The increase in recurring ratable revenues was primarily due to a $1.5 million increase in revenues from Blackboard Learning System licenses, a $990,000 increase in hosting revenues, a $830,000 increase in revenues from Blackboard Community System licenses, a $700,000 increase in revenues from Blackboard Content System licenses, a $360,000 increase in revenues from enhanced support and maintenance revenues related to our software products and a $200,000 increase in revenues from Blackboard Transaction System licenses. These increases in revenues were attributable to current and prior period sales to new and existing clients.
      The increase in Blackboard Learning System license revenue was also attributable to the continued shift from the Blackboard Learning System — Basic EditionTM to the enterprise version of the Blackboard Learning System. The enterprise version of the Blackboard Learning System has additional functionality that is not available in the Blackboard Learning System — Basic Edition and consequently some Blackboard Learning System — Basic Edition clients upgrade to the Blackboard Learning System. Licenses of the enterprise version of the Blackboard Learning System have higher average pricing, which normally results in at least twice the contractual value as compared to a Blackboard Learning System — Basic Edition license.
      The decrease in non-recurring ratable revenues was primarily due to an $860,000 decrease in Blackboard Transaction System hardware revenues due to a decrease in current and prior period sales. This decrease in Blackboard Transaction System hardware revenues was offset in part by a $350,000 increase in non-recurring hosting revenues, including primarily set-up revenues, a $200,000 increase in non-recurring publisher fees and a $100,000 increase in non-recurring third party software revenues. The increase in other product revenues is primarily due to an increase in Blackboard One revenues due to an increase in prior period sales.
      Of our total revenues, our total international revenues for the three months ended March 31, 2005 were $5.1 million, representing an increase of $1.6 million, or 45.7%, as compared to $3.5 million for the three months ended March 31, 2004. International product revenues, which consist primarily of recurring ratable revenues, were $4.6 million for the three months ended March 31, 2005, representing an increase of $1.4 million, or 43.8%, as compared to $3.2 million for the three months ended March 31, 2004. The increase in international revenues was driven primarily by an increase in recurring ratable revenues. The increase in international recurring ratable revenues was primarily due to an increase in international revenues from Blackboard Learning System licenses resulting primarily from a prior period sale to one large international client. Further, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.

      Professional services revenues. Professional services revenues for the three months ended March 31, 2005 were $3.3 million, representing an increase of $652,000, or 25.0%, as compared to $2.6 million for the three months ended March 31, 2004. The increase in professional services revenues was primarily attributable to an increase in the number and size of service engagements, which is directly related to the increase in the number of Blackboard Learning System enterprise version licensees, which generally purchase greater volumes of our service offerings.
      Cost of product revenues. Our cost of product revenues for the three months ended March 31, 2005 was $7.2 million, representing an increase of $1.2 million, or 19.1%, as compared to $6.1 million for the three months ended March 31, 2004. The increase in cost of product revenues is due to a $600,000 increase in sublicense costs primarily associated with the Blackboard Content System which was released in March 2004, a $300,000 increase in our technical support group expenses primarily due to increased personnel-related costs to provide improved service to our clients and a $300,000 increase in expenses for our hosting services due to the increase in the number of clients contracting for our hosting services. Cost of product revenues as a percentage of product revenues decreased to 26.1% for the three months ended March 31, 2005 from 26.8% for the three months ended March 31, 2004, due primarily to improved operating efficiencies related to our hosting engagements resulting in higher product margins.
      Cost of professional services revenues. Our cost of professional services revenues for the three months ended March 31, 2005 was $2.2 million, representing an increase of $661,000, or 42.6%, from $1.6 million for the three months ended March 31, 2004. The increase in cost of professional services revenues is directly related to the increase in professional services revenues. Cost of professional services revenues as a percentage of professional services revenues increased to 68.0% for the three months ended March 31, 2005 from 59.7% for the three months ended March 31, 2004. The decrease in professional services margins is primarily due to a $400,000 increase in personnel-costs due to an increase in staffing related to the expected commencement of service engagements in the second quarter of 2005, annual compensation adjustments in 2004 and a $175,000 increase in subcontractor costs related to the increase in the number and size of service engagements. Our subcontractor costs generally have higher hourly rates than employee hourly rates.
      Research and development expenses. Our research and development expenses for the three months ended March 31, 2005 were $3.2 million, representing a decrease of $56,000, or 1.7%, as compared to $3.3 million for the three months ended March 31, 2004. This decrease was primarily attributable to a $150,000 decrease in personnel-costs due to a decrease in staffing, offset in part by a $100,000 increase in professional service expenses resulting from our continued efforts to increase the functionality of our products.
      Sales and marketing expenses. Our sales and marketing expenses for the three months ended March 31, 2005 were $8.5 million, representing a decrease of $284,000, or 3.2%, as compared to $8.8 million for the three months ended March 31, 2004. This decrease was primarily attributable to a $670,000 decrease in bad expense associated with the continued improvement in collections on our accounts receivable and collections on previously written off accounts from prior periods and a $370,000 decrease in general marketing activities primarily associated with a change in timing of our annual Users Conference, which was held in February in 2004 and in April in 2005. These decreases were primarily offset in part by a $390,000 increase in professional services expense associated with increased costs of being a public company and a $340,000 increase in personnel-related costs due to increase in headcount and compensation.
      General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2005 were $4.6 million, representing an increase of $1.2 million, or 34.5%, as compared to $3.4 million for the three months ended March 31, 2004. The increase in general and administrative expenses was due in part to a $440,000 increase in professional service expenses primarily associated with costs of being a public company, including Sarbanes-Oxley compliance expenses, a $325,000 increase in recruiting expenses related to key hiring initiatives across the Company, a $300,000 increase in personnel-related costs related to senior management hires during 2004 and higher average compensation expense across all general and administrative functional departments due to annual compensation adjustments in 2004 and a $150,000 increase in insurance expenses due to higher liability coverage costs associated with being a public company.

      Net interest income (expense). Our net interest income for the three months ended March 31, 2005 was $465,000, compared to net interest expense of $52,000 for the three months ended March 31, 2004. Our interest income was attributable primarily to higher cash balances during the three months ended March 31, 2005 than the three months ended March 31, 2004 resulting from the receipt of proceeds from our IPO in June 2004, cash generated from operations from prior periods and the repayment of outstanding debt during prior periods.
      Income taxes. Our provision for income taxes for the three months ended March 31, 2005 was $194,000, an effective tax rate of 3.5%, compared to $358,000, an effective tax rate of 31.3%, for the three months ended March 31, 2004. During 2004, the Internal Revenue Service issued an Internal Revenue Bulletin — Revenue Procedure 2004-34, which allows for greater consistency between U.S. generally accepted accounting principles and federal income tax revenue recognition for companies that recognize revenues in a ratable manner. During the third quarter of 2004, we determined that we would adopt this method for our 2004 and subsequent income tax filings. The provision for income taxes for the three months ended March 31, 2005 reflects this adoption and represents taxes to be paid for certain international and state taxes.
      Net income. As a result of the foregoing, we reported net income of $5.4 million for the three months ended March 31, 2005, compared to net income of $786,000 for the three months ended March 31, 2004.
Liquidity and Capital Resources
      We recognize revenues on annually renewable agreements, which results in deferred revenues. Deferred revenues as of March 31, 2005 were $57.3 million, representing a decrease of $9.7 million, or 14.5%, from $67.1 million as of December 31, 2004. This decrease was expected and was due to the seasonal variations in our business. We historically have our lowest sales to new and existing clients in our first quarter due to the timing of our clients’ budget cycles and the renewal dates for our existing clients’ annual licenses. Consequently, deferred revenues decreased due to the lower volume of new sales to new and existing clients, the lower level of renewing licenses during the three months ended March 31, 2005 as compared to the fourth quarter of 2004 and the recognition of revenues from prior period sales.
      Our cash and cash equivalents were $67.1 million at March 31, 2005 compared to $78.1 million at December 31, 2004. The decrease in cash and cash equivalents was primarily due to our $8.3 million investment of our cash and cash equivalents in higher yield short-term investments during the three months ended March 31, 2005, net of sales of short-term investments.
      Net cash used in operating activities was $1.4 million during the three months ended March 31, 2005, compared to net cash used in operating activities of $1.9 million during the three months ended March 31, 2004. This change for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was due to increased net income during the period, improved cash collections during the period and higher accounts payable balances at March 31, 2005 primarily associated with vendor payments due in April 2005 for our Users Conference being held in April 2005. These increases were offset, in part, by the unfavorable impact to cash flows of an increase in deferred revenues due to an increase in invoicing associated with increased sales to new and existing clients during 2004 as compared to 2003, an increase in deferred cost of revenues associated with a prepayment of certain sublicense costs and a decrease in amortization of intangibles resulting from acquisitions due to certain intangible balances being fully amortized in prior periods.
      Net cash used in investing activities was $10.7 million during the three months ended March 31, 2005, an increase in cash usage of $8.9 million, or 478.1%, from $1.9 million during the three months ended March 31, 2004. This increase in cash usage was primarily due to the $13.7 million investment of our cash and cash equivalents in higher yield short-term investments, offset by sales of short-term investments of $5.4 million and purchases of property and equipment of $2.4 million during the three months ended March 31, 2005.
      Net cash provided by financing activities was $1.1 million during the three months ended March 31, 2005, compared to net cash used in financing activities of $688,000 during the three months ended March 31, 2004. This change was primarily due to the $1.3 million in proceeds from exercise of stock options during the three months ended March 31, 2005 and the $1.0 million note payable payment to The George Washington University in January 2004.
      As of March 31, 2005, we had an $8.0 million working capital line of credit and a $4.0 million equipment line of credit, each with Silicon Valley Bank. The working capital line of credit expired on April 30, 2005 by its terms. The interest rate on the working capital line was equal to the prime rate, effectively 5.75% as of March 31, 2005, and the interest rate on new advances under the equipment line was 9.0%. Prior borrowings under the equipment line had interest rates ranging from 6.0% to 9.0%. Pursuant to the terms of these lines of credit, we must comply with financial covenants that require us to maintain on a quarterly basis: a quick ratio of 1.5 and positive earnings before interest, taxes, depreciation and amortization. We were in compliance with all covenants as of March 31, 2005. If we were not compliant with these covenants, the bank would have the right to accelerate the debt under the equipment and working capital lines of credit. We have pledged all of our domestic assets to secure the working capital and equipment lines of credit. As of March 31, 2005, $582,000 was outstanding on the equipment lines and there was no amount outstanding on the working capital line of credit, each subject to covenants and restrictions. As of March 31, 2005, we had approximately $7.9 million in borrowings available under the working capital line of credit due to letter of credit restrictions.
      We believe that our existing cash and cash equivalents, short-term investments, available borrowings and future cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new products or services, the timing of enhancements to existing products and services and the timing of capital expenditures. Also, we may make investments in, or acquisitions of, complementary businesses, services or technologies which could also require us to seek additional equity or debt financing. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
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
      Although we achieved profitability for the year ended December 31, 2004 on a net income basis, we had not been profitable for a full calendar year previously, and we may not be profitable in future periods, either on a short-or long-term basis. We incurred net losses of $41.7 million and $1.4 million for the years ended December 31, 2002 and 2003, respectively, and had net income of $10.0 million and $5.4 million for the year ended December 31, 2004 and three months ended March 31, 2005, respectively. As of March 31, 2005, we had an accumulated deficit of $117.2 million. We can give you no assurance that operating losses will not recur in the future or that we will ever sustain profitability on a quarterly or annual basis.

Our ability to utilize our net operating loss carryforwards may be limited.
      Our federal net operating loss carryforwards are subject to limitations on how much may be utilized on an annual basis. The use of the net operating loss carryforwards may have additional limitations resulting from certain future ownership changes or other factors. If our net operating loss carryforwards are further limited, and we have taxable income which exceeds the available net operating loss carryforwards for that period, we would incur an income tax liability even though net operating loss carryforwards may be available in future years prior to their expiration, and our future cash flow, financial position and financial results may be negatively impacted.

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

If our product development efforts are delayed, fail to develop a product which gains market acceptance or fail to develop a marketable product at all, our financial results could suffer.
      We may experience difficulties that could delay or prevent the successful development, introduction and sale of our new product under development, codenamed Caliper. If introduced for sale, the product may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance, which could cause our financial results to suffer. In addition, during the development period for the new product, our customers may defer or forego purchases of our products and services, which could have a material adverse effect on our business, financial condition or results of operations.

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
      Maintaining the security of online education and transaction networks is an issue of critical importance for our clients because these activities involve the storage and transmission of proprietary and confidential client and student information, including personal student information and consumer financial data, such as credit card numbers. Individuals and groups may develop and deploy viruses, worms and other malicious software programs that attack or attempt to infiltrate our products. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, we could be subject to liability or our business could be interrupted. Penetration of our network security could have a negative impact on our reputation and could lead our present and potential clients to choose competing offerings. Even if we do not encounter a security breach ourselves, a well-publicized breach of the consumer data security of any major consumer Web site could lead to a general public loss of confidence in the use of the Internet, which could significantly diminish the attractiveness of our products and services.

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
      Our primary competitors for the Blackboard Academic Suite are companies that provide course management systems, such as WebCT, Inc., eCollege.com, Desire2Learn Inc., ANGEL Learning, Inc. and Jenzabar, Inc.; learning content management systems, such as HarvestRoad Ltd. and Concord USA, Inc.; and education enterprise information portal technologies, such as SunGard SCT Inc., an operating unit of SunGard Data Systems Inc. We also face competition from clients and potential clients who develop their own applications internally, large diversified software vendors who offer products in numerous markets including the education market and open source software applications such Moodle and Sakai. Our primary competitors for the Blackboard Commerce Suite are companies that provide university transaction systems, such as Diebold, Incorporated’s Card Systems division and The CBORD Group, Inc., as well as off-campus merchant relationship programs.
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
      Our principal exposure to market risk relates to changes in interest rates. At March 31, 2005, we had no borrowings under our worling capital line of credit, which bears interest at a floating rate equal to the prime rate (5.75% as of March 31, 2005). An increase in the interest rate on this line of credit would not affect our interest expense, assuming no change in our current outstanding borrowing balance.
      The interest rates on our equipment line of credit are fixed. At March 31, 2005, we had $582,000 outstanding under our equipment line of credit. The fair value of our fixed rate long-term debt is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of our debt due to differences between market interest rates and rates in effect at the inception of our debt obligation. Changes in the fair value of our fixed rate debt have no impact on our cash flows or consolidated financial statements.
      Interest income on our cash and cash equivalents and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. For the three months ended March 31, 2005, a 100 basis-point adverse change in interest rates would have reduced our interest income for the period by approximately $240,000.

Item 4.	Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures.
      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting.
      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      During the period covered by this report, we issued the following equity securities under the exemptions from registration provided in Section 4(2) of the Securities Act and Regulation D promulgated thereunder:
      On January 26, 2005, we issued 20,190 shares of our common stock to a warrant holder pursuant to the cashless exercise of a warrant held by such warrant holder.
      On March 7, 2005, we issued 1,086 shares of our common stock to a warrant holder pursuant to the cashless exercises of a warrant held by such warrant holder.

Item 6.	Exhibits.
      (a) Exhibits:

Exhibit No.	Description

10.1	Employment Agreement between Blackboard Inc. and Matthew H. Small, dated January 26, 2004

10.2	Employment Agreement between Blackboard Inc. and Todd Gibby, dated May 11, 2005

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blackboard Inc.

By:	/s/ Peter Q. Repetti

Peter Q. Repetti
Chief Financial Officer
(On behalf of the registrant and as Principal
Financial Officer)
Date: May 13, 2005