Form 10-Q
period 2005-06-30
BLACKBOARD INC
filed 2005-08-03
CIK 1106942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding at July 29, 2005

Common Stock, $0.01 par value	26,918,879

Blackboard Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2005
      Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “Blackboard” refer to Blackboard Inc. and its subsidiaries.

ii

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
BLACKBOARD INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2004	2005

		(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$78,149	$58,887
Short-term investments	20,000	40,809
Accounts receivable, net of allowance for doubtful accounts of $954,000 and $1,179,000 at December 31, 2004 and June 30, 2005, respectively	21,686	38,719
Inventories	1,994	2,507
Prepaid expenses and other current assets	1,727	2,367
Deferred cost of revenues, current portion	4,547	4,194

Total current assets	128,103	147,483
Deferred cost of revenues, noncurrent portion	369	1,974
Property and equipment, net	8,848	10,348
Goodwill	10,252	10,252
Intangible assets, net	826	692

Total assets	$148,398	$170,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,114	$1,811
Accrued expenses	9,290	9,256
Equipment note, current portion	525	412
Deferred revenues, current portion	63,901	69,620

Total current liabilities	74,830	81,099
Equipment note, noncurrent portion	237	27
Deferred rent	1,067	915
Deferred revenues, noncurrent portion	3,157	2,533
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, and no shares issued or outstanding at December 31, 2004 and June 30, 2005	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 25,977,822 and 26,825,765 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively	260	268
Additional paid-in capital	191,664	197,215
Deferred stock compensation	(209)	(173)
Accumulated deficit	(122,608)	(111,135)

Total stockholders’ equity	69,107	86,175

Total liabilities and stockholders’ equity	$148,398	$170,749

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2005	2004	2005

	(In thousands)
Revenues:
Product	$23,332	$29,353	$45,948	$57,040
Professional services	3,023	3,696	5,626	6,951

Total revenues	26,355	33,049	51,574	63,991
Operating expenses:
Cost of product revenues, excludes amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below	5,957	7,095	12,017	14,311
Cost of professional services revenues	2,073	2,552	3,626	4,766
Research and development	3,636	3,307	6,890	6,505
Sales and marketing	9,090	9,462	17,858	17,946
General and administrative	3,360	4,791	6,785	9,396
Amortization of intangibles resulting from acquisitions	879	66	1,759	134
Stock-based compensation	28	18	111	36

Total operating expenses	25,023	27,291	49,046	53,094

Income from operations	1,332	5,758	2,528	10,897
Other income (expense), net:
Interest expense	(50)	(12)	(128)	(30)
Interest income	23	524	49	1,007

Income before provision for income taxes	1,305	6,270	2,449	11,874
Provision for income taxes	(254)	(207)	(612)	(401)

Net income	1,051	6,063	1,837	11,473
Dividends on and accretion of convertible preferred stock	(3,749)	—	(6,344)	—

Net (loss) income attributable to common stockholders	$(2,698)	$6,063	$(4,507)	$11,473

Net (loss) income attributable to common stockholders per common share:
Basic	$(0.37)	$0.23	$(0.71)	$0.44

Diluted	$(0.37)	$0.21	$(0.71)	$0.41

Weighted average number of common shares:
Basic	7,202,017	26,516,106	6,374,493	26,303,114

Diluted	7,202,017	28,201,336	6,374,493	27,930,823

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2004	2005

	(In thousands)
Cash flows from operating activities
Net income	$1,837	$11,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,046	3,274
Amortization of intangibles	1,759	134
Change in allowance for doubtful accounts	(272)	225
Noncash stock compensation related to options issued to nonemployees	69	—
Noncash deferred stock amortization	42	36
Changes in operating assets and liabilities:
Accounts receivable	(13,359)	(17,258)
Inventories	(3)	(513)
Prepaid expenses and other current assets	(302)	(640)
Deferred cost of revenues	(583)	(1,252)
Accounts payable	22	697
Accrued expenses	990	(34)
Deferred rent	(77)	(152)
Deferred revenues	9,357	5,095

Net cash provided by operating activities	2,526	1,085
Cash flows from investing activities
Purchase of property and equipment	(3,980)	(4,774)
Purchase of held-to-maturity securities	—	(21,159)
Purchase of available-for-sale securities	—	(9,600)
Sale of available-for-sale securities	—	9,950

Net cash used in investing activities	(3,980)	(25,583)
Cash flows from financing activities
Payments on equipment notes	(503)	(323)
Payments on line of credit	(7,880)	—
Payments on note payable	(1,000)	—
Proceeds from issuance of common stock, net of issuance costs	50,896	—
Proceeds from exercise of Series D Warrants	248	—
Proceeds from exercise of stock options	952	5,559

Net cash provided by financing activities	42,713	5,236

Net increase (decrease) in cash and cash equivalents	41,259	(19,262)
Cash and cash equivalents at beginning of period	30,456	78,149

Cash and cash equivalents at end of period	$71,715	$58,887

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2004 and 2005
      In these Notes to Unaudited Consolidated Financial Statements, the terms “the Company” and “Blackboard” refer to Blackboard Inc. and its subsidiaries.

1.	Nature of Business
      Blackboard Inc. is a leading provider of enterprise software applications and related services to the education industry. The Company’s suites of products include the following five products: Blackboard Learning System™, Blackboard Community System™, Blackboard Content System™, Blackboard Transaction System™and Blackboard OneTM.
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
      The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
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

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term Investments
      All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity under the effective interest method. Such amortization is recorded as interest income. Interest on held-to-maturity securities is recorded as interest income. The Company’s available-for-sale securities are carried at cost, which approximates fair value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are recorded as interest income. At June 30, 2005, the Company held $40.8 million in short-term investments which consisted of $21.1 million in government agency bonds, which are classified as held-to-maturity and $19.7 million in auction rate securities, which are classified as available-for-sale.

Basic and Diluted Net (Loss) Income Attributable to Common Stockholders per Common Share
      Basic net (loss) income attributable to common stockholders per common share excludes dilution for potential common stock issuances and is computed by dividing net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net (loss) income attributable to common stockholders per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Mandatorily redeemable convertible preferred stock, stock options and warrants were not considered in the computation of diluted net (loss) income attributable to common stockholders per common share for the three and six months ended June 30, 2004 as their effect is anti-dilutive.

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following schedule presents the calculation of basic and diluted net (loss) income attributable to common stockholders per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2005	2004	2005

	(Unaudited)
	(In thousands, except share and per share amounts)
Basic net (loss) income attributable to common stockholders per common share:
Net income (loss)	$1,051	$6,063	$1,837	$11,473
Less preferred stock dividends:
Redeemable convertible preferred stock	(3,749)	—	(6,344)	—

Net (loss) income attributable to common stockholders	$(2,698)	$6,063	$(4,507)	$11,473

Weighted average shares outstanding	7,202,017	26,516,106	6,374,493	26,303,114

Basic net (loss) income attributable to common stockholders per common share	$(0.37)	$0.23	$(0.71)	$0.44

Diluted net (loss) income attributable to common stockholders per common share:
Net (loss) income attributable to common stockholders	$(2,698)	$6,063	$(4,507)	$11,473

Weighted average number of basic shares outstanding	7,202,017	26,516,106	6,374,493	26,303,114
Dilutive effect of:
Stock options related to the purchase of common stock	—	1,567,211	—	1,496,960
Warrants related to the purchase of common stock	—	118,019	—	130,749

Diluted shares outstanding	7,202,017	28,201,336	6,374,493	27,930,823

Diluted net (loss) income attributable to common stockholders per common share	$(0.37)	$0.21	$(0.71)	$0.41

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

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Comprehensive Net Income
      Comprehensive net income includes net income, combined with unrealized gains and losses not included in earnings and reflected as a separate component of stockholders’ equity. There were no material differences between net income and comprehensive net income for the three and six months ended June 30, 2004 and 2005.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2005	2004	2005

Pro forma net (loss) income attributable to common stockholders:
As reported	$(2,698)	$6,063	$(4,507)	$11,473
Add: Stock-based compensation included in reported net (loss) income attributable to common stockholders	28	18	111	36
Deduct: Stock-based compensation expense determined under fair value-based method for all awards	(1,338)	(1,835)	(2,165)	(2,637)

Pro forma net (loss) income attributable to common stockholders	$(4,008)	$4,246	$(6,561)	$8,872

Net (loss) income attributable to common stockholders per common share
Basic — as reported	$(0.37)	$0.23	$(0.71)	$0.44

Basic — pro forma	$(0.55)	$0.16	$(1.03)	$0.34

Diluted — as reported	$(0.37)	$0.21	$(0.71)	$0.41

Diluted — pro forma	$(0.55)	$0.15	$(1.03)	$0.32

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
      The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants issued during the three and six months ended June 30, 2004 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2005	2004	2005

	(Unaudited)
Dividend yield	0%	0%	0%	0%
Expected volatility	85.0%	48.3%	85.0%	49.9%
Average risk-free interest rate	3.0%	4.0%	3.0%	4.0%
Expected term	5 years	5 years	5 years	5 years
      In March 2004, the Company adopted the 2004 Stock Incentive Plan in which 1,887,692 shares of common stock are reserved under the plan. The Company’s officers, employees, directors, outside consultants and advisors are eligible to receive grants under the plan. The plan expires March 2014. The Board of the Directors of the Company approved an increase in the total number of shares of common stock issuable under the plan to 2,350,000 shares, which was approved by the Company’s stockholders at the Company’s annual meeting of stockholders on May 19, 2005.

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Inventories

	December 31,	June 30,
	2004	2005

		(Unaudited)
	(In thousands)
Raw materials	$395	$672
Work-in-process	518	543
Finished goods	1,081	1,292

Total inventories	$1,994	$2,507

5.	Goodwill and Intangible Assets
      The carrying amounts of goodwill and intangible assets as of December 31, 2004 and June 30, 2005 are as follows:

	December 31,	June 30,
	2004	2005

		(Unaudited)
	(In thousands)
Goodwill	$10,252	$10,252

Acquired technology	$10,400	$10,400
Contracts and customer lists	5,443	5,443
Non-compete agreements	2,043	2,043
Trademarks and domain names	71	71

Subtotal	17,957	17,957
Less accumulated amortization	(17,131)	(17,265)

Intangible assets, net	$826	$692

      Intangible assets from acquisitions are amortized over three to five years. Amortization expense related to intangible assets was approximately $1,759,000 and $134,000 for the six months ended June 30, 2004 and 2005, respectively. Amortization expense related to intangible assets for the years ended December 31, 2005, 2006, 2007 and 2008 is expected to be approximately $266,000, $266,000, $266,000 and $28,000, respectively.

6.	Debt

Working Capital Line of Credit
      On April 30, 2005, the Company’s working capital line expired by its terms. Based on the Company’s current cash position, which includes the net proceeds from its IPO in June 2004 and historic positive cash flows from operations, the Company elected not to renew the working capital line of credit.

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
      The Company completed an IPO of 6,325,000 shares of common stock in June 2004, which included the underwriter’s over-allotment option exercise of 825,000 shares of common stock. Of the 6,325,000 shares of common stock sold in the IPO, 2,251,062 shares were sold by selling shareholders and 4,073,938 shares were sold by the Company generating approximately $50,896,000 in proceeds to the Company, net of offering expenses and underwriters’ discounts. Upon closing of the IPO, 13,371,980 shares of common stock were issued upon conversion of the Company’s preferred stock and 2,414,857 shares of common stock were issued in satisfaction of accrued dividends on the Company’s preferred stock.
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
      During the six months ended June 30, 2005, the Company issued 756,566 shares of common stock upon exercise of stock options.
      In January 2005, the Company issued 20,190 shares of common stock upon cashless exercise of warrants held by a certain stockholder.
      In March 2005, the Company issued 1,086 shares of common stock upon cashless exercise of warrants held by a certain stockholder.
      In May 2005, the Company issued 70,101 shares of common stock upon cashless exercise of warrants held by certain stockholders.
      In June 2005, the Company issued 1,141 shares of common stock for a cashless exercise of warrants held by a certain stockholder.

9.	Income Taxes
      In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income based on U.S. generally accepted accounting principles and the Company’s taxable profitability. We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. In making this determination, we evaluate a number of factors, including whether we have generated cumulative earnings from operations, as outlined in SFAS No. 109, “Accounting for Income Taxes.” We have included changes in the valuation allowance in our consolidated statements of operations as provision for income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business.
      During 2004, the Internal Revenue Service issued an Internal Revenue Bulletin — Revenue Procedure 2004-34 (Rev Proc 2004-34), that allows for greater consistency between U.S. generally accepted accounting principles and income tax revenue recognition for companies which recognize revenues in a ratable manner. During the third quarter 2004, we determined that we would adopt this method for our 2004 and subsequent income tax filings. The provision for income taxes for the three and six months ended June 30, 2005 reflects this adoption and represents taxes to be paid for certain international and state taxes.
      As of December 31, 2004, we had a valuation allowance of $31.2 million to reduce our deferred tax assets. The valuation allowance primarily relates to deferred tax assets arising from operating loss carryforwards and the book treatment compared to tax treatment of deferred revenues. Should we generate taxable income in the future, we may be able to realize all or part of the operating loss carryforwards against which we have applied the valuation allowance. In that event, our current income tax expense would be reduced or our income tax benefits would be increased, resulting in an increase in net income or a reduction in net loss in the period that event occurs. In subsequent periods, the Company would record a provision for income taxes at a normalized effective tax rate.

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
      We typically license our individual applications either on a stand-alone basis or bundled as part of either of two suites, the Blackboard Academic Suite™ and the Blackboard Commerce SuiteTM. The Blackboard Academic Suite includes the Blackboard Learning System, the Blackboard Community System and the Blackboard Content System. The Blackboard Commerce Suite includes the Blackboard Transaction System, the Blackboard Community System and Blackboard One. We generally price our software licenses on the basis of full-time equivalent students or users. Accordingly, annual license fees are generally greater for larger institutions.
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
      General and administrative expenses include the costs of compensation and benefits for employees in the human resources, legal, finance and accounting, management information systems, facilities management, executive management and other administrative functions that are not directly associated with the generation of revenues or the creation and testing of products. In addition, general and administrative expenses include the costs of external professional services and insurance, as well as related facility rent, communication costs, utilities and depreciation expense used in these functions.
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

      If we had estimated the fair value of the options on the date of grant using the Black-Scholes pricing model and then amortized this estimated fair value over the vesting period of the options, our net (loss) income attributable to common stockholders would have changed, as shown in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2005	2004	2005

Pro forma net (loss) income attributable to common stockholders:
As reported	$(2,698)	$6,063	$(4,507)	$11,473
Add: Stock-based compensation included in reported net (loss) income attributable to common stockholders	28	18	111	36
Deduct: Stock-based compensation expense determined under fair value-based method for all awards	(1,338)	(1,835)	(2,165)	(2,637)

Pro forma net (loss) income attributable to common stockholders	$(4,008)	$4,246	$(6,561)	$8,872

Net (loss) income attributable to common stockholders per common share
Basic — as reported	$(0.37)	$0.23	$(0.71)	$0.44

Basic — pro forma	$(0.55)	$0.16	$(1.03)	$0.34

Diluted — as reported	$(0.37)	$0.21	$(0.71)	$0.41

Diluted — pro forma	$(0.55)	$0.15	$(1.03)	$0.32

      Accounting for income taxes. In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income based on U.S. generally accepted accounting principles and our taxable profitability. We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. In making this determination, we evaluate a number of factors, including whether we have generated cumulative earnings from operations, as outlined in SFAS No. 109, “Accounting for Income Taxes.” We have included changes in the valuation allowance in our consolidated statements of operations as provision for income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business.
      During 2004, the Internal Revenue Service issued an Internal Revenue Bulletin — Revenue Procedure 2004-34 (Rev Proc 2004-34), which allows for greater consistency between U.S. generally accepted accounting principles and income tax revenue recognition for companies that recognize revenues in a ratable manner. During 2004, we determined that we would adopt this method for our 2004 and subsequent income tax filings. The provision for income taxes for the three and six months ended June 30, 2005 reflects this adoption.
      As of December 31, 2004, we had a valuation allowance of $31.2 million to reduce our deferred tax assets. The valuation allowance primarily relates to deferred tax assets arising from operating loss carryforwards and the book treatment compared to tax treatment of deferred revenues. Should we generate taxable income in the future, we may be able to realize all or part of the operating loss carryforwards against which we have applied the valuation allowance. In that event, our current income tax expense would be reduced or our income tax benefits would be increased, resulting in an increase in net income or a reduction in net loss in the period that event occurs. In subsequent periods, the Company would record a provision for income taxes at a normalized effective tax rate.

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

	Three
	Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2005	2004	2005

	(Unaudited)
Revenues:
Product	89%	89%	89%	89%
Professional services	11	11	11	11

Total revenues	100	100	100	100
Operating expenses:
Cost of product revenues	23	21	24	22
Cost of professional services revenues	8	8	7	8
Research and development	14	10	13	10
Sales and marketing	34	29	35	28
General and administrative	13	15	13	15
Amortization of intangibles resulting from acquisitions	3	0	3	0
Stock-based compensation	0	0	0	0

Total operating expenses	95	83	95	83

Income from operations	5%	17%	5%	17%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2005
      Our total revenues for the three months ended June 30, 2005 were $33.0 million, representing an increase of $6.7 million, or 25.4%, as compared to $26.4 million for the three months ended June 30, 2004.
      Product revenues. Product revenues, including domestic and international, for the three months ended June 30, 2005 were $29.4 million, representing an increase of $6.0 million, or 25.8%, as compared to $23.3 million for the three months ended June 30, 2004. A detail of our total product revenues by classification is as follows:

	Three Months
	Ended June 30,

	2004	2005

	(Unaudited)
	(In millions)
Recurring ratable revenues	$17.6	$23.3
Non-recurring ratable revenues	4.4	4.6
Other product revenues	1.3	1.5

Total product revenues	$23.3	$29.4

      Certain amounts in the prior period’s product revenues classifications have been reclassified to conform to the current period presentation.
      The increase in recurring ratable revenues was primarily due to a $1.6 million increase in revenues from Blackboard Learning System licenses, a $1.3 million increase in hosting revenues, a $900,000 increase in revenues from Blackboard Community System licenses, a $700,000 increase in revenues from Blackboard Content System licenses, a $400,000 increase in revenues from Blackboard Learning System-Basic Editiontm licenses, a $400,000 increase in revenues from enhanced support and maintenance revenues related to our software products and a $300,000 increase in revenues from Blackboard Transaction System licenses. These increases in revenues were attributable to current and prior period sales to new and existing clients.
      The increase in Blackboard Learning System license revenue was also attributable to the continued shift from the Blackboard Learning System-Basic Edition to the enterprise version of the Blackboard Learning System. The enterprise version of the Blackboard Learning System has additional functionality that is not available in the Blackboard Learning System-Basic Edition and consequently some Blackboard Learning System-Basic Edition clients upgrade to the Blackboard Learning System. Licenses of the enterprise version of the Blackboard Learning System have higher average pricing, which normally results in at least twice the contractual value as compared to a Blackboard Learning System-Basic Edition license.
      The increase in non-recurring ratable revenues was primarily due to a $200,000 increase in non-recurring hosting revenues, primarily including set-up revenues, and a $135,000 increase in non-recurring publisher fees. These increases were offset in part by a $100,000 decrease in third-party hardware and software revenues due to a decrease in current and prior period sales.
      The increase in other product revenues is primarily due to an increase in Blackboard One revenues due to an increase in current and prior period sales.
      Of our total revenues, our total international revenues for the three months ended June 30, 2005 were $5.4 million, representing an increase of $820,000, or 17.9%, as compared to $4.6 million for the three months ended June 30, 2004. International product revenues, which consist primarily of recurring ratable revenues, were $5.0 million for the three months ended June 30, 2005, representing an increase of $1.3 million, or 35.1%, as compared to $3.7 million for the three months ended June 30, 2004. The increase in international revenues was driven primarily by an increase in recurring ratable revenues. The increase in international recurring ratable revenues was primarily due to an increase in international revenues from Blackboard Learning System licenses resulting from prior period sales to new and existing clients. Further, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.
      Professional services revenues. Professional services revenues for the three months ended June 30, 2005 were $3.7 million, representing an increase of $673,000, or 22.3%, as compared to $3.0 million for the three months ended June 30, 2004. The increase in professional services revenues was primarily attributable to an increase in the number and size of service engagements, which is directly related to the increase in the number of Blackboard Learning System enterprise version licensees, which generally purchase greater volumes of our service offerings.
      Cost of product revenues. Our cost of product revenues for the three months ended June 30, 2005 was $7.1 million, representing an increase of $1.1 million, or 19.1%, as compared to $6.0 million for the three months ended June 30, 2004. The increase in cost of product revenues is due to a $760,000 increase in expenses for our hosting services due to the increase in the number of clients contracting for our hosting services and the expansion of our hosting services facilities during 2005 and a $240,000 increase in our technical support group expenses. Cost of product revenues as a percentage of product revenues decreased to 24.2% for the three months ended June 30, 2005 from 25.5% for the three months ended June 30, 2004, due primarily to the lower sublicense costs on the renewal of our licenses.
      Cost of professional services revenues. Our cost of professional services revenues for the three months ended June 30, 2005 was $2.6 million, representing an increase of $479,000, or 23.1%, from $2.1 million for the three months ended June 30, 2004. The increase in cost of professional services revenues is directly related to the increase in professional services revenues. Cost of professional services revenues as a percentage of professional services revenues was 69.0% for the three months ended June 30, 2005 as compared to 68.6% for the three months ended June 30, 2004. The decrease in professional services margins is primarily due to a $300,000 increase in personnel-costs due to an increase in staffing related to the increase in the number and size of service engagements.

      Research and development expenses. Our research and development expenses for the three months ended June 30, 2005 were $3.3 million, representing a decrease of $329,000, or 9.0%, as compared to $3.6 million for the three months ended June 30, 2004. This decrease was primarily attributable to a $200,000 decrease in personnel-costs due to a decrease in staffing during 2005 and a $295,000 decrease in recruiting and relocation costs related to hiring efforts during 2004 in our research and development department. These increases were offset in part by a $125,000 increase in professional service expenses resulting from our continued efforts to increase the functionality of our products.
      Sales and marketing expenses. Our sales and marketing expenses for the three months ended June 30, 2005 were $9.5 million, representing an increase of $372,000, or 4.1%, as compared to $9.1 million for the three months ended June 30, 2004. This increase was primarily attributable to a $990,000 increase in personnel-related costs due to increase in headcount and compensation and a $580,000 increase in general marketing activities primarily associated with a change in timing of our annual Users Conference, which was held in February in 2004 and in April in 2005. These increases were offset in part by a $975,000 decrease in bad debt expense, which includes a $500,000 income statement benefit for a reduction in our allowance for doubtful accounts, for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This decrease is associated with the continued improvement in collections on our accounts receivable over prior periods and the reinstatement and subsequent collections on accounts receivable that were deemed uncollectible in prior periods.
      General and administrative expenses. Our general and administrative expenses for the three months ended June 30, 2005 were $4.8 million, representing an increase of $1.4 million, or 42.6%, as compared to $3.4 million for the three months ended June 30, 2004. The increase in general and administrative expenses was due in part to a $630,000 increase in professional service expenses primarily associated with costs of being a public company, including Sarbanes-Oxley compliance expenses, a $300,000 increase in personnel-related costs related to increased headcount and senior management hires during 2004 and 2005, a $200,000 increase in insurance costs due to higher liability coverage costs associated with being a public company and a $260,000 increase in recruiting expenses related to key hiring initiatives across the Company.
      Net interest income (expense). Our net interest income for the three months ended June 30, 2005 was $512,000 as compared to net interest expense of $27,000 for the three months ended June 30, 2004. Our interest income was attributable primarily to higher cash and short-term investment balances during the three months ended June 30, 2005 than the three months ended June 30, 2004 resulting from the receipt of proceeds from our IPO in June 2004, cash generated from operations from current and prior periods and the repayment of outstanding debt during prior periods.
      Income taxes. Our provision for income taxes for the three months ended June 30, 2005 was $207,000, an effective tax rate of 3.3%, compared to $254,000, an effective tax rate of 19.5%, for the three months ended June 30, 2004. During 2004, the Internal Revenue Service issued an Internal Revenue Bulletin — Revenue Procedure 2004-34, that allows for greater consistency between U.S. generally accepted accounting principles and federal income tax revenue recognition for companies which recognize revenues in a ratable manner. During the third quarter of 2004, we determined that we would adopt this method for our 2004 and subsequent income tax filings. The provision for income taxes for the three months ended June 30, 2005 reflects this adoption and represents taxes to be paid for certain international and state taxes.
      Net income. As a result of the foregoing, we reported net income of $6.1 million for the three months ended June 30, 2005, compared to net income of $1.1 million for the three months ended June 30, 2004.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2005
      Revenues. Our total revenues for the six months ended June 30, 2005 were $64.0 million, representing an increase of $12.4 million, or 24.1%, as compared to $51.6 million for the six months ended June 30, 2004.

      Product revenues, including domestic and international, for the six months ended June 30, 2004 were $57.0 million, representing an increase of $11.1 million, or 24.1%, as compared to $45.9 million for the six months ended June 30, 2004. A detail of our total product revenues by classification is as follows:

	Six Months
	Ended June 30,

	2004	2005

	(Unaudited)
	(In millions)
Recurring ratable revenues	$34.3	$44.8
Non-recurring ratable revenues	8.9	9.3
Other product revenues	2.7	2.9

Total product revenues	$45.9	$57.0

      Certain amounts in the prior period’s product revenues classifications have been reclassified to conform to the current period presentation.
      The increase in recurring ratable revenues was primarily due to a $3.1 million increase in revenues from Blackboard Learning System licenses, a $2.4 million increase in hosting revenues, a $1.7 million increase in revenues from Blackboard Community System licenses, a $1.4 million increase in revenues from Blackboard Content System licenses, a $640,000 increase in revenues from enhanced support and maintenance revenues related to our software products, a $640,000 increase in revenues from Blackboard Transaction System licenses and a $550,000 increase in revenues from Blackboard Learning System-Basic Editionlicenses. These increases in revenues were attributable to current and prior period sales to new and existing clients.
      The increase in Blackboard Learning System license revenue was also attributable to the continued shift from the Blackboard Learning System — Basic Edition to the enterprise version of the Blackboard Learning System. The enterprise version of the Blackboard Learning System has additional functionality that is not available in the Blackboard Learning System — Basic Edition and consequently some Blackboard Learning System — Basic Editionclients upgrade to the Blackboard Learning System. Licenses of the enterprise version of the Blackboard Learning System have higher average pricing, which normally results in at least twice the contractual value of a Blackboard Learning System — Basic Edition license.
      The increase in non-recurring ratable revenues was primarily due to a $400,000 increase in non-recurring hosting revenues, primarily including set-up revenues, and a $270,000 increase in non-recurring publisher fees. These increases were offset in part by a $400,000 decrease in Blackboard Transaction System hardware revenues due to a decrease in current and prior period sales.
      The increase in other product revenues is primarily due to an increase in Blackboard One revenues due to an increase in current and prior period sales.
      Of our total revenues, our total international revenues for the six months ended June 30, 2005 were $10.5 million, representing an increase of $2.5 million, or 30.3%, as compared to $8.1 million for the six months ended June 30, 2004. International product revenues, which consist primarily of recurring ratable revenues, were $9.6 million, representing an increase of $2.7 million, or 39.3%, as compared to $6.9 million for the six months ended June 30, 2004. The increase in international revenues was driven primarily by an increase in recurring ratable revenues. This increase was primarily due to an increase in international revenues from Blackboard Learning System licenses resulting from prior period sales to new and existing clients, including a prior period sale to one large international client. The increase in international Blackboard Learning System revenues was primarily attributable to the same factors that contributed to the increase in overall Blackboard Learning System revenues. Further, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.

      Professional services revenues for the six months ended June 30, 2005, were $7.0 million, representing an increase of $1.3 million, or 23.6%, as compared to $5.6 million for the six months ended June 30, 2004. The increase in professional services revenues was primarily attributable to an increase in the number and size of service engagements, which is directly related to the increase in the number of licensees of the enterprise version of the Blackboard Learning System, which generally purchase greater volumes of our service offerings.
      Cost of product revenues. Our cost of product revenues for the six months ended June 30, 2005 was $14.3 million, representing an increase of $2.3 million, or 19.1%, compared to $12.0 million for the six months ended June 30, 2004. The increase in cost of product revenues is due to an $1.1 million increase in expenses for our hosting services due to the increase in the number of clients contracting for our hosting services and the expansion of our hosting services facilities during 2005, a $650,000 increase in sublicense costs primarily associated with the Blackboard Content System which was released in March 2004 and a $500,000 increase in our technical support group expenses. Cost of product revenues as a percentage of product revenues decreased to 25.1% for the six months ended June 30, 2005 from 26.2% for the six months ended June 30, 2004, due primarily to lower sublicense costs on the renewal of our licenses.
      Cost of professional services revenues. Our cost of professional services revenues for the six months ended June 30, 2005 was $4.8 million, representing an increase of $1.1 million, or 31.4%, from $3.6 million for the six months ended June 30, 2004. The increase in cost of professional services revenues is directly related to the increase in service revenues. Cost of professional services revenues as a percentage of professional services revenues increased to 68.6% for the six months ended June 30, 2005 from 64.5% for the six months ended June 30, 2004. The decrease in professional services margins is primarily due to a $650,000 increase in personnel-costs due to an increase in staffing related to the increase in the number and size of service engagements.
      Research and development expenses. Our research and development expenses for the six months ended June 30, 2005 were $6.5 million, representing a decrease of $385,000, or 5.6%, as compared to research and development expenses of $6.9 million for the six months ended June 30, 2004. This decrease was primarily attributable to a $300,000 decrease in personnel-costs due to a decrease in staffing during 2005 and a $330,000 decrease in recruiting and relocation costs related to hiring efforts during 2004 in our research and development department. These increases were offset in part by a $230,000 increase in professional service expenses resulting from our continued efforts to increase the functionality of our products.
      Sales and marketing expenses. Our sales and marketing expenses for the six months ended June 30, 2005 were $17.9 million, which is consistent with sales and marketing expenses of $17.9 million for the six months ended June 30, 2004. For the six months ended June 30, 2005, there was a $1.5 million increase in personnel-related costs due to increase in headcount and compensation and a $200,000 increase in general marketing activities as compared to the six months ended June 30, 2004 primarily associated with a larger annual Users Conference in April 2005 as compared to our Users Conference in February 2004. These increases were offset in part by a $1.6 million decrease in bad debt expense, which includes a $950,000 income statement benefit for a reduction in our allowance for doubtful accounts, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This decrease is associated with the continued improvement in collections on our accounts receivable over prior periods and the reinstatement and subsequent collections on accounts receivable that were deemed uncollectible in prior periods.
      General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2005 were $9.4 million, representing an increase of $2.6 million, or 38.5%, as compared to general and administrative expenses of $6.8 million for the six months ended June 30, 2004. This increase was due in part to a $1.1 million increase in professional service expenses primarily associated with costs of being a public company, including Sarbanes-Oxley compliance expenses, a $675,000 increase in personnel-related costs related to increased headcount and senior management hires during 2004 and 2005, a $565,000 increase in recruiting and relocation expenses related to key hiring initiatives across the Company and a $350,000 increase in insurance costs due to higher liability coverage costs associated with being a public company.
      Net interest income (expense). Our net interest income for the six months ended June 30, 2005 was $977,000 as compared to net interest expense of $79,000 for the six months ended June 30, 2004. Our interest income was attributable primarily to higher cash and short-term investment balances during the six months ended June 30, 2005 than the six months ended June 30, 2004 resulting from the receipt of proceeds from our IPO in June 2004, cash generated from operations from current and prior periods and the repayment of outstanding debt during prior periods.
      Income taxes. Our provision for income taxes for the six months ended June 30, 2005 was $401,000, an effective tax rate of 3.4%, compared to $612,000, an effective tax rate of 25.0%, for the six months ended June 30, 2004. During 2004, the Internal Revenue Service issued an Internal Revenue Bulletin — Revenue Procedure 2004-34, that allows for greater consistency between U.S. generally accepted accounting principles and federal income tax revenue recognition for companies which recognize revenues in a ratable manner. During the third quarter of 2004, we determined that we would adopt this method for our 2004 and subsequent income tax filings. The provision for income taxes for the six months ended June 30, 2005 reflects this adoption and represents taxes to be paid for certain international and state taxes.
      Net income. As a result of the foregoing, we reported net income of $11.5 million for the six months ended June 30, 2005, compared to net income of $1.8 million for the six months ended June 30, 2004.
Liquidity and Capital Resources
      We recognize revenues on annually renewable agreements, which results in deferred revenues. Deferred revenues as of June 30, 2005 were $72.2 million, representing an increase of $5.1 million, or 7.6%, from $67.1 million as of December 31, 2004. This increase was expected due to the seasonal variations in our business. We historically have lower sales to new and existing clients in our fourth quarter due to the timing of our clients’ budget cycles and the renewal dates for our existing clients’ annual licenses. Consequently, deferred revenues increased due to the higher volume of new sales to new and existing clients and the higher level of renewing licenses during the six months ended June 30, 2005 as compared to the fourth quarter of 2004, offset by the recognition of revenues from prior period sales.
      Our cash and cash equivalents were $58.9 million at June 30, 2005 compared to $78.1 million at December 31, 2004. The decrease in cash and cash equivalents was primarily due to our $20.8 million investment of our cash and cash equivalents in higher yield short-term investments during the six months ended June 30, 2005, net of sales of short-term investments.
      Net cash provided by operating activities was $1.1 million during the six months ended June 30, 2005 as compared to net cash provided by operating activities of $2.5 million during the six months ended June 30, 2004. This change for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was due to the unfavorable impact to cash flows of an increase in accounts receivable due to an increase in invoicing associated with increased sales to new and existing clients during 2005 as compared to 2004, a smaller increase in deferred revenues from December 31, 2004 to June 30, 2005 as compared to December 31, 2003 to June 30, 2004 due to significant lower deferred revenues at December 31, 2003 as compared to December 31, 2004 resulting from lower volume of new sales to new and existing clients during 2003 as compared to 2004, an increase in deferred cost of revenues associated with prepayments of certain sublicense costs, an increase in prepaid expenses associated with prepayments of certain expenses and a decrease in amortization of intangibles resulting from acquisitions due to certain intangible balances being fully amortized in prior periods. These unfavorable impacts to cash flows were offset in part by increased net income during the period and higher accounts payable balances at June 30, 2005 resulting primarily from timing of vendor payments.
      Net cash used in investing activities was $25.6 million during the six months ended June 30, 2005, an increase in cash usage of $21.6 million, or 542.8%, from $4.0 million during the six months ended June 30, 2004. This increase in cash usage was due to the $30.8 million investment of our cash and cash equivalents in higher yield short-term investments, offset by sales of short-term investments of $10.0 million and purchases of property and equipment of $4.8 million during the six months ended June 30, 2005.
      Net cash provided by financing activities was $5.2 million during the six months ended June 30, 2005 as compared to net cash provided by financing activities of $42.7 million during the six months ended June 30,

2004. This change was primarily due to the $50.9 million in proceeds from our IPO in June 2004, net of offering costs, offset in part by $5.6 million in proceeds from exercise of stock options during the six months ended June 30, 2005.
      Our working capital line of credit with Silicon Valley Bank expired on April 30, 2005 by its terms. We believe that our existing cash and cash equivalents, short-term investments and future cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Accordingly, we did not deem the working capital line of credit to be necessary and consequently did not renew it upon its expiration.
      As of June 30, 2005, $439,000 was outstanding on our equipment lines of credit with Silicon Valley Bank, which is subject to covenants and restrictions. Pursuant to the terms of this line of credit, we must comply with financial covenants that require us to maintain on a quarterly basis: a quick ratio of 1.5 and positive earnings before interest, taxes, depreciation and amortization. If we were not compliant with these covenants, the bank would have the right to accelerate the debt under the equipment lines of credit. We have pledged all of our domestic assets to secure the equipment lines of credit. We were in compliance with all covenants as of June 30, 2005.
      We believe that our existing cash and cash equivalents, short-term investments and future cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new products or services, the timing of enhancements to existing products and services and the timing of capital expenditures. Also, we may make investments in, or acquisitions of, complementary businesses, services or technologies which could also require us to seek additional equity or debt financing. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
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
      Although we achieved profitability for the year ended December 31, 2004 on a net income basis, we had not been profitable for a full calendar year previously, and we may not be profitable in future periods, either on a short-or long-term basis. We incurred net losses of $41.7 million and $1.4 million for the years ended December 31, 2002 and 2003, respectively, and had net income of $10.0 million and $11.5 million for the year ended December 31, 2004 and six months ended June 30, 2005, respectively. As of June 30, 2005, we had an accumulated deficit of $111.1 million. We can give you no assurance that operating losses will not recur in the future or that we will ever sustain profitability on a quarterly or annual basis.

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
      Unanticipated problems affecting our network systems could cause interruptions or delays in the delivery of the hosting service we provide to some of our clients. We provide remote hosting through computer hardware that is currently located in third-party co-location facilities in Virginia and The Netherlands. We do not control the operation of these co-location facilities. Lengthy interruptions in our hosting service could be caused by the occurrence of a natural disaster, power loss, vandalism or other telecommunications problems at the co-location facilities or if these co-location facilities were to close without adequate notice. Although we have multiple transmission lines into the co-location facilities through two telecommunications service providers, we have experienced problems of this nature from time to time in the past, and we will continue to be exposed to the risk of network failures in the future. We currently do not have adequate computer hardware and systems to provide alternative service for most of our hosted clients in the event of an extended loss of service at the co-location facilities. Each Virginia co-location facility provides data backup redundancy for the other Virginia co-location facility, however, is not equipped to provide full disaster recovery to all of our hosted clients. If there are operational failures in our network infrastructure that cause interruptions, slower response times, loss of data or extended loss of service for our remotely hosted clients, we may be required to issue credits or pay penalties, current hosting clients may terminate their contracts or elect not to renew them, and we may lose sales to potential hosting clients.

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
      Our principal exposure to market risk relates to changes in interest rates. Our working capital line of credit with Silicon Valley Bank expired on April 30, 2005 by its terms. At June 30, 2005, $439,000 was outstanding on our equipment lines of credit with Silicon Valley Bank, subject to covenants and restrictions. The interest rates on our equipment lines of credit are fixed. The fair value of our fixed rate long-term debt is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of our debt due to differences between market interest rates and rates in effect at the inception of our debt obligation. Changes in the fair value of our fixed rate debt have no impact on our cash flows or consolidated financial statements.
      Interest income on our cash and cash equivalents and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. For the three months ended June 30, 2005, a 100 basis-point adverse change in interest rates would have reduced our interest income for the period by approximately $240,000.

Item 4.	Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures.
      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting.
      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      During the period covered by this report, we issued the following equity securities under the exemptions from registration provided in Section 4(2) of the Securities Act and Regulation D promulgated thereunder:
      On May 27, 2005, we issued 59,586 shares of our common stock to a warrant holder pursuant to the cashless exercises of a warrant held by such warrant holder.
      On May 27, 2005, we issued 10,515 shares of our common stock to a warrant holder pursuant to the cashless exercises of a warrant held by such warrant holder.
      On June 29, 2005, we issued 1,141 shares of our common stock to a warrant holder pursuant to the cashless exercises of a warrant held by such warrant holder.

Item 4.	Submission of Matters to a Vote of Security Holders.
      We held our annual meeting of stockholders on May 19, 2005. At the annual meeting, our stockholders elected the persons listed below as Class I directors of our board of directors, approved the Amended and Restated 2004 Stock Incentive Plan to increase the number of shares authorized for issuance under the plan from 1,887,692 to 2,350,000 and make other specified changes, and ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005. The voting results of the meeting are presented in the following tables:

	For	Withheld

Election of Directors
E. Rogers Novak, Jr.	24,405,554	28,651
William Raduchel	23,795,042	639,163

	For	Against	Abstain

Ratification of Selection of Independent Registered Public Accounting Firm	24,388,969	40,901	4,335
Approval of the Amended and Restated 2004 Stock Incentive Plan to increase the number of shares authorized for issuance under the plan from 1,887,692 to 2,350,000 and make other specified changes	17,342,805	2,341,394	9,136

Item 6.	Exhibits.
      (a) Exhibits:

Exhibit No.	Description

10.1	Amended and Restated 2004 Stock Incentive Plan(1).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed on May 25, 2005 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated by reference herein.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blackboard Inc.

By:	/s/ Peter Q. Repetti

Peter Q. Repetti
Chief Financial Officer
(On behalf of the registrant and as Principal
Financial Officer)
Date: August 3, 2005