Form 10-Q
period 2005-09-30
BLACKBOARD INC
filed 2005-11-07
CIK 1106942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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
(202) 463-4860

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding at October 31, 2005

Common Stock, $0.01 par value	27,140,586

Blackboard Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2005
      Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “Blackboard” refer to Blackboard Inc. and its subsidiaries.

ii

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
BLACKBOARD INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2004	2005

		(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$78,149	$84,837
Short-term investments	20,000	37,780
Accounts receivable, net of allowance for doubtful accounts of $954,000 and $930,000 at December 31, 2004 and September 30, 2005, respectively	21,686	33,200
Inventories	1,994	2,053
Prepaid expenses and other current assets	1,727	2,313
Deferred cost of revenues, current portion	4,547	5,288

Total current assets	128,103	165,471
Deferred cost of revenues, noncurrent portion	369	1,587
Property and equipment, net	8,848	10,541
Goodwill	10,252	10,252
Intangible assets, net	826	626

Total assets	$148,398	$188,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,114	$1,225
Accrued expenses	9,290	10,087
Equipment note, current portion	525	338
Deferred revenues, current portion	63,901	77,536

Total current liabilities	74,830	89,186
Equipment note, noncurrent portion	237	—
Deferred rent	1,067	846
Deferred revenues, noncurrent portion	3,157	2,319
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, and no shares issued or outstanding at December 31, 2004 and September 30, 2005	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 25,977,822 and 27,083,302 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	260	270
Additional paid-in capital	191,664	199,876
Deferred stock compensation	(209)	(154)
Accumulated deficit	(122,608)	(103,866)

Total stockholders’ equity	69,107	96,126

Total liabilities and stockholders’ equity	$148,398	$188,477

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

	(In thousands, except share and per share data)
Revenues:
Product	$25,468	$31,301	$71,416	$88,341
Professional services	4,308	4,626	9,934	11,577

Total revenues	29,776	35,927	81,350	99,918
Operating expenses:
Cost of product revenues, excludes amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below	6,813	7,507	18,830	21,818
Cost of professional services revenues	2,378	2,733	6,004	7,499
Research and development	3,537	3,657	10,427	10,162
Sales and marketing	9,074	10,323	26,932	28,269
General and administrative	3,957	5,013	10,742	14,409
Amortization of intangibles resulting from acquisitions	879	66	2,638	200
Stock-based compensation	44	19	155	55

Total operating expenses	26,682	29,318	75,728	82,412

Income from operations	3,094	6,609	5,622	17,506
Other income (expense), net:
Interest expense	(27)	(9)	(155)	(39)
Interest income	163	932	212	1,939

Income before benefit (provision) for income taxes	3,230	7,532	5,679	19,406
Benefit (Provision) for income taxes	250	(263)	(362)	(664)

Net income	3,480	7,269	5,317	18,742
Dividends on and accretion of convertible preferred stock	—	—	(6,344)	—

Net income (loss) attributable to common stockholders	$3,480	$7,269	$(1,027)	$18,742

Net income (loss) attributable to common stockholders per common share:
Basic	$0.14	$0.27	$(0.08)	$0.71

Diluted	$0.12	$0.25	$(0.08)	$0.66

Weighted average number of common shares:
Basic	25,683,200	26,986,242	12,868,696	26,529,922

Diluted	27,906,730	28,829,768	12,868,696	28,240,576

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2004	2005

	(In thousands)
Cash flows from operating activities
Net income	$5,317	$18,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,669	5,003
Amortization of intangibles	2,638	200
Change in allowance for doubtful accounts	186	(24)
Noncash stock compensation related to options issued to nonemployees	69	—
Noncash deferred stock amortization	86	55
Changes in operating assets and liabilities:
Accounts receivable	(2,805)	(11,490)
Inventories	(72)	(59)
Prepaid expenses and other current assets	(469)	(586)
Deferred cost of revenues	(1,659)	(1,959)
Accounts payable	(419)	111
Accrued expenses	(950)	797
Deferred rent	(19)	(221)
Deferred revenues	14,057	12,797

Net cash provided by operating activities	20,629	23,366
Cash flows from investing activities
Purchase of property and equipment	(6,356)	(6,696)
Purchase of held-to-maturity securities	—	(27,230)
Sale of held-to-maturity securities	—	5,750
Purchase of available-for-sale securities	—	(21,900)
Sale of available-for-sale securities	—	25,600

Net cash used in investing activities	(6,356)	(24,476)
Cash flows from financing activities
Payments on equipment notes	(710)	(424)
Payments on line of credit	(7,880)	—
Payments on note payable	(2,000)	—
Proceeds from issuance of common stock, net of issuance costs	50,896	—
Proceeds from exercise of Series D Warrants	248	—
Proceeds from exercise of stock options	1,063	8,222

Net cash provided by financing activities	41,617	7,798

Net increase in cash and cash equivalents	55,890	6,688
Cash and cash equivalents at beginning of period	30,456	78,149

Cash and cash equivalents at end of period	$86,346	$84,837

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2004 and 2005
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
      On April 23, 2004, the Company effected a one-for-two reverse stock split of all common stock outstanding. In addition, the Company increased the number of shares of authorized common stock to 40,000,000. On May 26, 2004, the Company effected a one-for-1.0594947 reverse stock split of all common stock outstanding. The accompanying unaudited consolidated financial statements give retroactive effect to the reverse stock splits for all periods presented. Upon consummation of the Company’s initial public offering (IPO), the Company adopted its Fourth Restated Certificate of Incorporation, which increased the number of shares of authorized common stock to 200,000,000.

2.	Basis of Presentation
      The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
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

Short-term Investments
      All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and Equity Securities.” The Company determines the appropriate classification at the time of purchase and reevaluates such designation as of each balance sheet date. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity under the effective interest method. Such amortization is recorded as interest income. Interest on held-to-maturity securities is recorded as interest income. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are recorded as interest income. At September 30, 2005, the Company held $37.8 million in short-term investments which consisted of $21.5 million in government agency bonds, which are classified as held-to-maturity and $16.3 million in auction rate securities, which are classified as available-for-sale.

Basic and Diluted Net Income (Loss) Attributable to Common Stockholders per Common Share
      Basic net income (loss) attributable to common stockholders per common share excludes dilution for potential common stock issuances and is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) attributable to common stockholders per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Mandatorily redeemable convertible preferred stock, stock options and warrants were not considered in the computation of diluted net income (loss) attributable to common stockholders per common share for the nine months ended September 30, 2004 as their effect is anti-dilutive.

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following schedule presents the calculation of basic and diluted net income (loss) attributable to common stockholders per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

	(Unaudited)
	(In thousands, except share and per share amounts)
Basic net income (loss) attributable to common stockholders per common share:
Net income	$3,480	$7,269	$5,317	$18,742
Less preferred stock dividends:
Redeemable convertible preferred stock	—	—	(6,344)	—

Net income (loss) attributable to common stockholders	$3,480	$7,269	$(1,027)	$18,742

Weighted average shares outstanding	25,683,200	26,986,242	12,868,696	26,529,922

Basic net income (loss) attributable to common stockholders per common share	$0.14	$0.27	$(0.08)	$0.71

Diluted net income (loss) attributable to common stockholders per common share:
Net income (loss) attributable to common stockholders	$3,480	$7,269	$(1,027)	$18,742

Weighted average number of basic shares outstanding	25,683,200	26,986,242	12,868,696	26,529,922
Dilutive effect of:
Stock options related to the purchase of common stock	1,980,831	1,761,668	—	1,598,334
Warrants related to the purchase of common stock	242,699	81,858	—	112,320

Diluted shares outstanding	27,906,730	28,829,768	12,868,696	28,240,576

Diluted net income (loss) attributable to common stockholders per common share	$0.12	$0.25	$(0.08)	$0.66

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
      The Company must implement SFAS 123(R) no later than January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	A “prospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      The Company plans to adopt SFAS 123(R) using the modified prospective method on January 1, 2006.

Comprehensive Net Income
      Comprehensive net income includes net income, combined with unrealized gains and losses not included in earnings and reflected as a separate component of stockholders’ equity. There were no material differences between net income and comprehensive net income for the three and nine months ended September 30, 2004 and 2005.

3.	Stock-Based Compensation
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

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect of net income (loss) attributable to common stockholders and net income (loss) attributable to common stockholders per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

	(Unaudited)
	(In thousands, except share and per share amounts)
Pro forma net income (loss) attributable to common stockholders:
As reported	$3,480	$7,269	$(1,027)	$18,742
Add: Stock-based compensation included in reported net income (loss) attributable to common stockholders	44	19	155	55
Deduct: Stock-based compensation expense determined under fair value-based method for all awards	(1,327)	(1,623)	(3,492)	(4,260)

Pro forma net income (loss) attributable to common stockholders	$2,197	$5,665	$(4,364)	$14,537

Net income (loss) attributable to common stockholders per common share Basic — as reported	$0.14	$0.27	$(0.08)	$0.71

Basic — pro forma	$0.09	$0.21	$(0.34)	$0.55

Diluted — as reported	$0.12	$0.25	$(0.08)	$0.66

Diluted — pro forma	$0.08	$0.20	$(0.34)	$0.51

      The effect of applying SFAS 123 on pro forma net income (loss) attributable to common stockholders and net income (loss) attributable to common stockholders per common share as stated above is not necessarily representative of the effects on reported net income (loss) attributable to common stockholders and net income (loss) attributable to common stockholders per common share for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in the future years.
      The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants issued during the three and nine months ended September 30, 2004 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

	(Unaudited)
Dividend yield	0%	0%	0%	0%
Expected volatility	85.0%	45.0%	85.0%	48.2%
Average risk-free interest rate	3.0%	4.0%	3.0%	4.0%
Expected term	5 years	5 years	5 years	5 years

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Inventories

	December 31,	September 30,
	2004	2005

		(Unaudited)
	(In thousands)
Raw materials	$395	$695
Work-in-process	518	334
Finished goods	1,081	1,024

Total inventories	$1,994	$2,053

5.	Goodwill and Intangible Assets
      The carrying amounts of goodwill and intangible assets as of December 31, 2004 and September 30, 2005 are as follows:

	December 31,	September 30,
	2004	2005

		(Unaudited)
	(In thousands)
Goodwill	$10,252	$10,252

Acquired technology	$10,400	$10,400
Contracts and customer lists	5,443	5,443
Non-compete agreements	2,043	2,043
Trademarks and domain names	71	71

Subtotal	17,957	17,957
Less accumulated amortization	(17,131)	(17,331)

Intangible assets, net	$826	$626

      Intangible assets from acquisitions are amortized over three to five years. Amortization expense related to intangible assets was approximately $2,638,000 and $200,000 for the nine months ended September 30, 2004 and 2005, respectively. Amortization expense related to intangible assets for the years ended December 31, 2005, 2006, 2007 and 2008 is expected to be approximately $266,000, $266,000, $266,000 and $28,000, respectively.

6.	Commitments and Contingencies
      The Company, from time to time, is subject to litigation relating to matters in the ordinary course of business. The Company believes that any ultimate liability resulting from these contingencies will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

7.	Stockholders’ Equity
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
      During the nine months ended September 30, 2005, the Company issued 1,012,962 shares of common stock upon exercise of stock options, respectively.
      In January 2005, the Company issued 20,190 shares of common stock upon cashless exercise of warrants held by a certain stockholder.
      In March 2005, the Company issued 1,086 shares of common stock upon cashless exercise of warrants held by a certain stockholder.
      In May 2005, the Company issued 70,101 shares of common stock upon cashless exercise of warrants held by certain stockholders.
      In June 2005, the Company issued 1,141 shares of common stock for a cashless exercise of warrants held by a certain stockholder.

8.	Income Taxes
      In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income based on U.S. generally accepted accounting principles and the Company’s expectation of future profitability. We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. In making this determination, we evaluate a number of factors, including whether we have generated cumulative earnings from operations, as outlined in SFAS No. 109, “Accounting for Income Taxes.” We have included changes in the valuation allowance in our consolidated statements of operations as provision for income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business.
      During 2004, the Internal Revenue Service issued an Internal Revenue Bulletin — Revenue Procedure 2004-34 (Rev Proc 2004-34), that allows for greater consistency between U.S. generally accepted accounting principles and income tax revenue recognition for companies which recognize revenues in a ratable manner. During the third quarter 2004, we determined that we would adopt this method for our 2004 and

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
subsequent income tax filings. The provision for income taxes for the three and nine months ended September 30, 2005 reflects this adoption and represents taxes to be paid for certain international and state taxes.
      As of December 31, 2004, we had a valuation allowance of $31.2 million to reduce our deferred tax assets. The valuation allowance primarily relates to deferred tax assets arising from operating loss carryforwards and the book treatment compared to tax treatment of deferred revenues. Should we generate taxable income in the future, we may be able to realize all or part of the operating loss carryforwards against which we have applied the valuation allowance. In that event, our current income tax expense would be reduced or our income tax benefits would be increased, resulting in an increase in net income or a reduction in net loss in the period that event occurs. In subsequent periods, the Company would record a provision for income taxes at a rate which more closely approximates the federal statutory tax rate. The Company believes it is possible that it will reverse a portion or potentially all of the valuation allowance in late 2005.

9.	Subsequent Event
      On October 12, 2005, the Company entered into an Agreement and Plan of Merger (the Agreement) with College Acquisition Sub, Inc., a wholly owned subsidiary of the Company (the Transitory Subsidiary), and WebCT, Inc. (WebCT). The Agreement contemplates that the Company will acquire WebCT for a purchase price of $180.0 million in cash, less certain expenses and other deductions set forth in the Agreement, pursuant to the merger of the Transitory Subsidiary with and into WebCT (the Merger). The Company will pay the purchase price from a combination of its working capital and financing to be provided pursuant to the $80.0 million Senior Secured Credit Facilities Commitment Letter described below. The Merger is subject to customary closing conditions. The Company and WebCT each have a right to terminate the Agreement if a court or governmental agency has issued a final, non-appealable order preventing the consummation of the Merger. In addition, if the Agreement is terminated other than by mutual consent or as a result of a breach by WebCT, the Company will be required to pay WebCT $15.0 million in liquidated damages.
      On October 12, 2005, the Company entered into an $80.0 million Senior Secured Credit Facilities Commitment Letter (Commitment Letter) with Credit Suisse, Cayman Islands Branch (Credit Suisse). The Commitment Letter provides for a $70.0 million senior secured term loan facility repayable over six years and a $10.0 million senior secured revolving credit facility due and payable in full at the end of five years (collectively, the Facilities). If the Facilities are rated at or above the ratings threshold set forth in the Commitment Letter, the interest on the Facilities will accrue at one of the following rates selected by the Company (a) Adjusted LIBOR plus 2.25%-2.50% or (b) Alternate Base Rate (ABR, defined below) plus 1.25%-1.50%. If the Facilities are rated below such ratings threshold, the interest on the Facilities will accrue and be payable quarterly in arrears at one of the following rates selected by the Company (a) Adjusted LIBOR plus 2.50%-2.75% or (b) ABR plus 1.50%-1.75%. ABR is the higher of Credit Suisse’s Prime Rate and the Federal Funds Effective Rate plus 0.5%. In addition, the Company and Credit Suisse have agreed to “flex” terms, allowing Credit Suisse to alter certain provisions of the Facilities, including but not limited to the interest rate, if advisable to ensure a successful syndication of the Facilities.
      Under the Commitment Letter, in connection with the Facilities, the Company has agreed to pay a commitment fee, payable quarterly after the closing date of the Merger at an initial rate of 0.50% per annum of the undrawn amount of the revolving credit facility. The Facilities will be guaranteed by all domestic subsidiaries of the Company and secured by perfected first priority security interests in, and mortgages on, substantially all tangible and intangible assets of the Company (including the capital stock of each subsidiary) and each subsidiary. In addition, the Facilities will contain customary negative covenants applicable to the Company and its subsidiaries with respect to their operations and financial condition.

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
      We must implement SFAS 123(R) no later than January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•	A “prospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      We plan to adopt SFAS 123(R) using the modified prospective method on January 1, 2006.

      If we had estimated the fair value of the options on the date of grant using the Black-Scholes pricing model and then amortized this estimated fair value over the vesting period of the options, our net income (loss) attributable to common stockholders would have changed, as shown in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

	(Unaudited)
	(In thousands, except share
	and per share amounts)
Pro forma net income (loss) attributable to common stockholders:
As reported	$3,480	$7,269	$(1,027)	$18,742
Add: Stock-based compensation included in reported net income (loss) attributable to common stockholders	44	19	155	55
Deduct: Stock-based compensation expense determined under fair value-based method for all awards	(1,327)	(1,623)	(3,492)	(4,260)

Pro forma net income (loss) attributable to common stockholders	$2,197	$5,665	$(4,364)	$14,537

Net income (loss) attributable to common stockholders per common share
Basic — as reported	$0.14	$0.27	$(0.08)	$0.71

Basic — pro forma	$0.09	$0.21	$(0.34)	$0.55

Diluted — as reported	$0.12	$0.25	$(0.08)	$0.66

Diluted — pro forma	$0.08	$0.20	$(0.34)	$0.51

      Accounting for income taxes. In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income based on U.S. generally accepted accounting principles and our expectation of future profitability. We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. In making this determination, we evaluate a number of factors, including whether we have generated cumulative earnings from operations, as outlined in SFAS No. 109, “Accounting for Income Taxes.” We have included changes in the valuation allowance in our consolidated statements of operations as provision for income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business.
      During 2004, the Internal Revenue Service issued an Internal Revenue Bulletin — Revenue Procedure 2004-34 (Rev Proc 2004-34), which allows for greater consistency between U.S. generally accepted accounting principles and income tax revenue recognition for companies that recognize revenues in a ratable manner. During 2004, we determined that we would adopt this method for our 2004 and subsequent income tax filings. The provision for income taxes for the three and nine months ended September 30, 2005 reflects this adoption.
      As of December 31, 2004, we had a valuation allowance of $31.2 million to reduce our deferred tax assets. The valuation allowance primarily relates to deferred tax assets arising from operating loss carryforwards and the book treatment compared to tax treatment of deferred revenues. Should we generate taxable income in the future, we may be able to realize all or part of the operating loss carryforwards against which we have applied the valuation allowance. In that event, our current income tax expense would be reduced or our income tax benefits would be increased, resulting in an increase in net income or a reduction in net loss in the period that event occurs. In subsequent periods, the Company would record a provision for income taxes at a rate which more closely approximates the federal statutory tax rate. We believe it is possible that we will reverse a portion or potentially all of the valuation allowance in late 2005.
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

•	Recurring ratable revenues include those product revenues that are recognized ratably over the contract term, which is typically one year, and that recur each year assuming clients renew their contracts. These revenues include revenues from the licensing of all of our software products, hosting arrangements and enhanced support and maintenance contracts related to our software products.

•	Non-recurring ratable revenues include those product revenues that are recognized ratably over the term of the contract, which is typically one year, but that do not contractually recur. These revenues include the hardware components of our Blackboard Transaction System products, with and without our embedded software, and third-party hardware and software sold to our clients in conjunction with our software licenses.

•	Other product revenues include those product revenues that are recognized as earned and are not deferred to future periods. These revenues include the sales of Blackboard One and Blackboard Transaction System, as well as the supplies and commissions we earn from publishers related to digital course supplement downloads. Each of these individual revenue streams has historically been insignificant.
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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2005	2004	2005

		(Unaudited)

Revenues:
Product	86%	87%	88%	88%
Professional services	14	13	12	12

Total revenues	100	100	100	100
Operating expenses:
Cost of product revenues	23	21	23	22
Cost of professional services revenues	8	8	8	8
Research and development	12	10	13	10
Sales and marketing	30	29	33	28
General and administrative	13	14	13	14
Amortization of intangibles resulting from acquisitions	3	0	3	0
Stock-based compensation	0	0	0	0

Total operating expenses	89	82	93	82

Income from operations	11%	18%	7%	18%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2005
      Our total revenues for the three months ended September 30, 2005 were $35.9 million, representing an increase of $6.2 million, or 20.7%, as compared to $29.8 million for the three months ended September 30, 2004.
      Product revenues. Product revenues, including domestic and international, for the three months ended September 30, 2005 were $31.3 million, representing an increase of $5.8 million, or 22.9%, as compared to $25.5 million for the three months ended September 30, 2004. A detail of our total product revenues by classification is as follows:

	Three Months
	Ended
	September 30,

	2004	2005

	(Unaudited)
	(In millions)
Recurring ratable revenues	$19.3	$25.2
Non-recurring ratable revenues	4.6	4.3
Other product revenues	1.6	1.8

Total product revenues	$25.5	$31.3

      Certain amounts in the prior period’s product revenues classifications have been reclassified to conform to the current period presentation.
      The increase in recurring ratable revenues was primarily due to a $1.9 million increase in revenues from Blackboard Learning System licenses, a $1.2 million increase in hosting revenues, a $1.0 million increase in revenues from Blackboard Community System licenses, an $800,000 increase in revenues from Blackboard

Content System licenses, a $450,000 increase in revenues from Blackboard Transaction System licenses and a $450,000 increase in revenues from Blackboard Learning System-Basic Edition™ licenses. These increases in revenues were attributable to current and prior period sales to new and existing clients.
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
      The decrease in non-recurring ratable revenues was primarily due to a decrease in sales and shipments of Blackboard Transaction System hardware during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.
      The increase in other product revenues was primarily due to an increase in Blackboard One revenues due to an increase in current and prior period sales.
      Of our total revenues, our total international revenues for the three months ended September 30, 2005 were $5.7 million, representing an increase of $1.7 million, or 42.9%, as compared to $4.0 million for the three months ended September 30, 2004. International product revenues, which consist primarily of recurring ratable revenues, were $5.2 million for the three months ended September 30, 2005, representing an increase of $1.6 million, or 42.0%, as compared to $3.6 million for the three months ended September 30, 2004. The increase in international revenues was driven primarily by an increase in recurring ratable revenues. The increase in international recurring ratable revenues was primarily due to an increase in international revenues from Blackboard Learning System licenses resulting from prior period sales to new and existing clients. Further, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.
      Professional services revenues. Professional services revenues for the three months ended September 30, 2005 were $4.6 million, representing an increase of $318,000, or 7.4%, as compared to $4.3 million for the three months ended September 30, 2004. The increase in professional services revenues was primarily attributable to an increase in the number and size of service engagements, which is directly related to the increase in the number of Blackboard Learning System enterprise version licensees, which generally purchase greater volumes of our service offerings.
      Cost of product revenues. Our cost of product revenues for the three months ended September 30, 2005 was $7.5 million, representing an increase of $694,000, or 10.2%, as compared to $6.8 million for the three months ended September 30, 2004. The increase in cost of product revenues was due to a $460,000 increase in expenses for our hosting services resulting from the increase in the number of clients contracting for our hosting services and the expansion of our hosting services facilities during 2005 and a $250,000 increase in sublicense costs primarily associated with the Blackboard Content System. Cost of product revenues as a percentage of product revenues decreased to 24.0% for the three months ended September 30, 2005 from 26.8% for the three months ended September 30, 2004, due primarily to the lower sublicense costs on the renewal of our licenses.
      Cost of professional services revenues. Our cost of professional services revenues for the three months ended September 30, 2005 was $2.7 million, representing an increase of $355,000, or 14.9%, from $2.4 million for the three months ended September 30, 2004. The increase in cost of professional services revenues was directly related to the increase in professional services revenues. Cost of professional services revenues as a percentage of professional services revenues was 59.1% for the three months ended September 30, 2005 as compared to 55.2% for the three months ended September 30, 2004. The decrease in professional services margins was primarily due to a $500,000 increase in personnel-costs due to an increase in staffing necessary to manage the increase in the number and size of service engagements throughout the year.
      Research and development expenses. Our research and development expenses for the three months ended September 30, 2005 were $3.7 million, representing an increase of $120,000, or 3.4%, as compared to $3.5 million for the three months ended September 30, 2004. This increase was primarily attributable to a $100,000 increase in professional service expenses resulting from our continued efforts to increase the functionality of our products.
      Sales and marketing expenses. Our sales and marketing expenses for the three months ended September 30, 2005 were $10.3 million, representing an increase of $1.2 million, or 13.8%, as compared to $9.1 million for the three months ended September 30, 2004. This increase was primarily attributable to an increase in salary and bonus compensation expense due to increase in headcount and compensation.
      General and administrative expenses. Our general and administrative expenses for the three months ended September 30, 2005 were $5.0 million, representing an increase of $1.0 million, or 26.7%, as compared to $4.0 million for the three months ended September 30, 2004. The increase in general and administrative expenses was due in part to a $495,000 increase in personnel-related costs related to increased headcount and senior management hires during 2004 and 2005, a $330,000 increase in professional service expenses primarily associated with costs of being a public company, including Sarbanes-Oxley compliance expenses and a $325,000 increase in recruiting and relocation expenses related to key hiring initiatives across the Company.
      Net interest income (expense). Our net interest income for the three months ended September 30, 2005 was $923,000 as compared to net interest income of $136,000 for the three months ended September 30, 2004. Our interest income was attributable primarily to higher cash and short-term investment balances during the three months ended September 30, 2005 than the three months ended September 30, 2004 resulting from the receipt of proceeds from our IPO in June 2004, cash generated from operations from current and prior periods and the repayment of outstanding debt during prior periods.
      Income taxes. Our provision for income taxes for the three months ended September 30, 2005 was $263,000, an effective tax rate of 3.5%, compared to a benefit from income taxes of $250,000, for the three months ended September 30, 2004. During 2004, the Internal Revenue Service issued an Internal Revenue Bulletin — Revenue Procedure 2004-34, that allows for greater consistency between U.S. generally accepted accounting principles and federal income tax revenue recognition for companies which recognize revenues in a ratable manner. During the third quarter of 2004, we determined that we would adopt this method for our 2004 and subsequent income tax filings. The provision for income taxes for the three months ended September 30, 2005 reflects this adoption and represents taxes to be paid for certain international and state taxes.
      Net income. As a result of the foregoing, we reported net income of $7.3 million for the three months ended September 30, 2005, compared to net income of $3.5 million for the three months ended September 30, 2004.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2005
      Revenues. Our total revenues for the nine months ended September 30, 2005 were $99.9 million, representing an increase of $18.6 million, or 22.8%, as compared to $81.4 million for the nine months ended September 30, 2004.

      Product revenues, including domestic and international, for the nine months ended September 30, 2005 were $88.3 million, representing an increase of $16.9 million, or 23.7%, as compared to $71.4 million for the nine months ended September 30, 2004. A detail of our total product revenues by classification is as follows:

	Nine Months
	Ended
	September 30,

	2004	2005

	(Unaudited)
	(In millions)
Recurring ratable revenues	$53.6	$70.0
Non-recurring ratable revenues	13.5	13.6
Other product revenues	4.3	4.7

Total product revenues	$71.4	$88.3

      Certain amounts in the prior period’s product revenues classifications have been reclassified to conform to the current period presentation.
      The increase in recurring ratable revenues was primarily due to a $5.0 million increase in revenues from Blackboard Learning System licenses, a $3.6 million increase in hosting revenues, a $2.7 million increase in revenues from Blackboard Community System licenses, a $2.2 million increase in revenues from Blackboard Content System licenses, a $1.1 million increase in revenues from Blackboard Transaction System licenses, a $1.0 million increase in revenues from Blackboard Learning System-Basic Edition licenses and a $770,000 increase in revenues from enhanced support and maintenance revenues related to our software products. These increases in revenues were attributable to current and prior period sales to new and existing clients.
      The increase in Blackboard Learning System license revenue was also attributable to the continued shift from the Blackboard Learning System — Basic Edition to the enterprise version of the Blackboard Learning System.
      The increase in non-recurring ratable revenues was primarily due to $425,000 increase in non-recurring hosting revenues, primarily including set-up revenues, and a $300,000 increase in non-recurring publisher fees. These increases were offset in part by a $700,000 decrease in Blackboard Transaction System hardware revenues due to a decrease in current and prior period sales.
      The increase in other product revenues was primarily due to an increase in Blackboard One revenues due to an increase in current and prior period sales.
      Of our total revenues, our total international revenues for the nine months ended September 30, 2005 were $16.3 million, representing an increase of $4.2 million, or 34.4%, as compared to $12.1 million for the nine months ended September 30, 2004. International product revenues, which consist primarily of recurring ratable revenues, were $14.8 million, representing an increase of $4.3 million, or 40.2%, as compared to $10.5 million for the nine months ended September 30, 2004. The increase in international revenues was driven primarily by an increase in recurring ratable revenues. This increase was primarily due to an increase in international revenues from Blackboard Learning System licenses resulting from prior period sales to new and existing clients. The increase in international Blackboard Learning System revenues was primarily attributable to the same factors that contributed to the increase in overall Blackboard Learning System revenues. Further, the increase in international revenues also reflected our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.
      Professional services revenues for the nine months ended September 30, 2005, were $11.6 million, representing an increase of $1.6 million, or 16.5%, as compared to $9.9 million for the nine months ended September 30, 2004. The increase in professional services revenues was primarily attributable to an increase in the number and size of service engagements, which was directly related to the increase in the number of licensees of the enterprise version of the Blackboard Learning System, which generally purchase greater volumes of our service offerings.

      Cost of product revenues. Our cost of product revenues for the nine months ended September 30, 2005 was $21.8 million, representing an increase of $3.0 million, or 15.9%, compared to $18.8 million for the nine months ended September 30, 2004. The increase in cost of product revenues was due to an $1.5 million increase in expenses for our hosting services due to the increase in the number of clients contracting for our hosting services and the expansion of our hosting services facilities during 2005, a $1.1 million increase in sublicense costs primarily associated with the Blackboard Content System which was released in March 2004 and a $640,000 increase in our technical support group expenses. Cost of product revenues as a percentage of product revenues decreased to 24.7% for the nine months ended September 30, 2005 from 26.4% for the nine months ended September 30, 2004, due primarily to lower sublicense costs on the renewal of our licenses.
      Cost of professional services revenues. Our cost of professional services revenues for the nine months ended September 30, 2005 was $7.5 million, representing an increase of $1.5 million, or 24.9%, from $6.0 million for the nine months ended September 30, 2004. The increase in cost of professional services revenues was directly related to the increase in professional services revenues. Cost of professional services revenues as a percentage of professional services revenues increased to 64.8% for the nine months ended September 30, 2005 from 60.4% for the nine months ended September 30, 2004. The decrease in professional services margins was primarily due to a $1.3 million increase in personnel-costs due to an increase in staffing necessary to manage the increase in the number and size of service engagements throughout the year.
      Research and development expenses. Our research and development expenses for the nine months ended September 30, 2005 were $10.2 million, representing a decrease of $265,000, or 2.5%, as compared to research and development expenses of $10.4 million for the nine months ended September 30, 2004. This decrease was primarily attributable to a $360,000 decrease in recruiting and relocation costs related to hiring efforts during 2004 in our research and development department and a $320,000 decrease in personnel-costs due to a decrease in staffing during 2005. These decreases were offset in part by a $340,000 increase in professional service expenses resulting from our continued efforts to increase the functionality of our products.
      Sales and marketing expenses. Our sales and marketing expenses for the nine months ended September 30, 2005 were $28.3 million, representing an increase of $1.3 million, or 5.0%, as compared to sales and marketing expenses of $26.9 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, there was a $3.2 million increase in personnel-related costs due to increase in headcount and compensation. These increases were offset in part by a $1.9 million decrease in bad debt expense for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This decrease is associated with the continued improvement in collections on our accounts receivable over prior periods and the reinstatement and subsequent collections on accounts receivable that were deemed uncollectible in prior periods.
      General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2005 were $14.4 million, representing an increase of $3.7 million, or 34.1%, as compared to general and administrative expenses of $10.7 million for the nine months ended September 30, 2004. This increase was due in part to a $1.4 million increase in professional service expenses primarily associated with costs of being a public company, including Sarbanes-Oxley compliance expenses, a $1.1 million increase in personnel-related costs related to increased headcount and senior management hires during 2004 and 2005, a $870,000 increase in recruiting and relocation expenses related to key hiring initiatives across the Company and a $360,000 increase in insurance costs due to higher liability coverage costs associated with being a public company.
      Net interest income (expense). Our net interest income for the nine months ended September 30, 2005 was $1.9 million as compared to net interest income of $57,000 for the nine months ended September 30, 2004. Our interest income was attributable primarily to higher cash and short-term investment balances during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 resulting from the receipt of proceeds from our IPO in June 2004, cash generated from operations from current and prior periods and the repayment of outstanding debt during prior periods.
      Income taxes. Our provision for income taxes for the nine months ended September 30, 2005 was $664,000, an effective tax rate of 3.4%, compared to $362,000, an effective tax rate of 6.4% for the nine months ended September 30, 2004. During 2004, the Internal Revenue Service issued an Internal Revenue Bulletin — Revenue Procedure 2004-34, that allows for greater consistency between U.S. generally accepted accounting principles and federal income tax revenue recognition for companies which recognize revenues in a ratable manner. During the third quarter of 2004, we determined that we would adopt this method for our 2004 and subsequent income tax filings. The provision for income taxes for the nine months ended September 30, 2005 reflects this adoption and represents taxes to be paid for certain international and state taxes. When and if the likelihood of the realization of our deferred tax assets, which are currently fully reserved through a valuation allowance, becomes probable, which we believe is possible late 2005, we will reverse a portion or potentially all of the valuation allowance and recognize an income tax benefit.
      Net income. As a result of the foregoing, we reported net income of $18.7 million for the nine months ended September 30, 2005, compared to net income of $5.3 million for the nine months ended September 30, 2004.
Liquidity and Capital Resources
      We recognize revenues on annually renewable agreements, which results in deferred revenues. Deferred revenues as of September 30, 2005 were $79.9 million, representing an increase of $12.8 million, or 19.1%, from $67.1 million as of December 31, 2004. This increase was expected due to the seasonal variations in our business. We historically have lower sales to new and existing clients in our fourth quarter due to the timing of our clients’ budget cycles and the renewal dates for our existing clients’ annual licenses. Consequently, deferred revenues increased due to the higher volume of new sales to new and existing clients and the higher level of renewing licenses during the nine months ended September 30, 2005 as compared to the fourth quarter of 2004, offset by the recognition of revenues from prior period sales.
      Our cash and cash equivalents were $84.8 million at September 30, 2005 compared to $78.1 million at December 31, 2004. The increase in cash and cash equivalents was primarily due to cash generated from operations and proceeds from stock option exercises during the nine months ended September 30, 2005, offset in part by purchases of higher yield short-term investments during the nine months ended September 30, 2005.
      Net cash provided by operating activities was $23.4 million during the nine months ended September 30, 2005 as compared to net cash provided by operating activities of $20.6 million during the nine months ended September 30, 2004. This increase for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was due primarily to higher net income during the period, offset in part by the unfavorable impact to cash flows of an increase in accounts receivable due to an increase in invoicing associated with increased sales to new and existing clients during 2005 as compared to 2004 and a decrease in amortization of intangibles resulting from acquisitions due to certain intangible balances being fully amortized in prior periods.
      Net cash used in investing activities was $24.5 million during the nine months ended September 30, 2005, an increase in cash usage of $18.1 million, or 285.1%, from $6.4 million during the nine months ended September 30, 2004. This increase in cash usage was due to the $49.1 million investment of our cash and cash equivalents in higher yield short-term investments, offset by sales of short-term investments of $31.4 million and purchases of property and equipment of $6.7 million during the nine months ended September 30, 2005.
      Net cash provided by financing activities was $7.8 million during the nine months ended September 30, 2005 as compared to net cash provided by financing activities of $41.6 million during the nine months ended September 30, 2004. This change was primarily due to the $50.9 million in proceeds from our IPO in June 2004, net of offering costs, offset in part by $8.2 million in proceeds from stock option exercises during the nine months ended September 30, 2005.
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
      As of September 30, 2005, $338,000 was outstanding on our equipment lines of credit with Silicon Valley Bank, which is subject to covenants and restrictions. Pursuant to the terms of these lines of credit, we must comply with financial covenants that require us to maintain on a quarterly basis: a quick ratio of 1.5 and positive earnings before interest, taxes, depreciation and amortization. If we were not compliant with these covenants, the bank would have the right to accelerate the debt under the equipment lines of credit. We have pledged all of our domestic assets to secure the equipment lines of credit. We were in compliance with all covenants as of September 30, 2005.
      We believe that our existing cash and cash equivalents, short-term investments and future cash provided by operating activities, together with borrowings available under the commitment letter described below, will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including whether and when we complete the WebCT merger, our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new products or services, the timing of enhancements to existing products and services and the timing of capital expenditures. Also, we may make investments in, or acquisitions of, complementary businesses, services or technologies which could also require us to seek additional equity or debt financing. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
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
Subsequent Event
      On October 12, 2005, we entered into an Agreement and Plan of Merger with College Acquisition Sub, Inc., a wholly owned subsidiary of Blackboard, and WebCT, Inc. . The merger agreement contemplates that we will acquire WebCT for a purchase price of $180.0 million in cash, less certain expenses and other deductions set forth in the Agreement, pursuant to the merger of our subsidiary with and into WebCT. We will pay the purchase price from a combination of our working capital and financing to be provided pursuant to the $80.0 million Senior Secured Credit Facilities Commitment Letter described below. The merger is subject to customary closing conditions. Blackboard and WebCT each have a right to terminate the merger agreement if a court or governmental agency has issued a final, non-appealable order preventing the consummation of the merger. In addition, if the merger agreement is terminated other than by mutual consent or as a result of a breach by WebCT, we will be required to pay WebCT $15.0 million in liquidated damages.
      On October 12, 2005, we entered into an $80.0 million Senior Secured Credit Facilities Commitment Letter with Credit Suisse, Cayman Islands Branch. The commitment letter provides for a $70.0 million senior secured term loan facility repayable over six years and a $10.0 million senior secured revolving credit facility due and payable in full at the end of five years (collectively, referred to as the Facilities). If the Facilities are rated at or above the ratings threshold set forth in the commitment letter, the interest on the Facilities will accrue at one of the following rates selected by us (a) Adjusted LIBOR plus 2.25%-2.50% or (b) ABR (defined below) plus 1.25%-1.50%. If the Facilities are rated below such ratings threshold, the interest on the Facilities will accrue and be payable quarterly in arrears at one of the following rates selected by us (a) Adjusted LIBOR plus 2.50%-2.75% or (b) ABR plus 1.50%-1.75%. ABR is the alternate base rate, which is the higher of Credit Suisse’s Prime Rate and the Federal Funds Effective Rate plus 0.5%. In addition, we and Credit Suisse have agreed to “flex” terms, allowing Credit Suisse to alter certain provisions of the Facilities, including but not limited to the interest rate, if advisable to ensure a successful syndication of the Facilities.
      Under the commitment letter, in connection with the Facilities, we agreed to pay a commitment fee, payable quarterly after the closing date of the Merger at an initial rate of 0.50% per annum of the undrawn amount of the revolving credit facility. The Facilities will be guaranteed by all our domestic subsidiaries and secured by perfected first priority security interests in, and mortgages on, substantially all of our tangible and intangible assets (including the capital stock of each subsidiary) and the tangible and intangible assets of each of our subsidiaries. In addition, the Facilities will contain customary negative covenants applicable to our subsidiaries and us with respect to our operations and financial condition.

RISK FACTORS
      There are a number of important factors that could affect our business and future operating results, including without limitation, the factors set forth below. The information contained in this report should be read in light of such factors. Any of the following factors could harm our business and future operating results.

Our proposed merger with WebCT is subject to regulatory approval, which could result in significant delays, distraction of management and legal and other expenses, and could compromise our ability to realize the expected benefits of our proposed merger with WebCT, Inc.; if we are not able to consummate the merger, we may be obligated to pay WebCT $15 million in liquidated damages.
      As a result of our proposed merger with WebCT, Inc., we will face challenges in several areas of our business.
      Completion of our proposed merger with WebCT is subject to various closing conditions and review by United States antitrust regulators under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Regulatory review could entail a lengthy process, and there can be no assurance that the merger will be consummated quickly or at all. Our management team could be distracted and our sales efforts may be disrupted during this process, and we could face significant legal and other expenses in pursuit of regulatory approval. Pursuant to the merger agreement with WebCT, if we cannot consummate the merger as a result of our breach or as a result of a final non-appealable order by a court or government agency, or if we elect not to close the merger for any reason other than a breach by WebCT, then we would be obligated to pay WebCT liquidated damages of $15 million.
      Due to uncertainty about the merger, our existing and potential customers may delay or defer their purchasing decisions. In addition, customers and prospective customers could choose not to purchase products from us or to reduce or eliminate the licensing of our current products. As a result, revenues that may have ordinarily been received by us may be delayed or not earned at all. In addition, current and prospective employees could experience uncertainty about their future roles within the combined company. This uncertainty may adversely affect our ability to attract and retain key personnel. Difficulties with respect to existing and potential customers and employees could disrupt our business and distract our management.
      The successful integration of WebCT will require, among other things, integration of WebCT’s operations, products, policies and personnel with our business. We may not achieve successful integration in a timely manner, or at all, and we may not realize the anticipated benefits and synergies of the merger to the extent, or in the timeframe, anticipated. We will also face challenges inherent in efficiently managing an increased number of employees and products, including the need to develop appropriate systems, policies, benefits and compliance programs. The inability to manage the increased size and complexity of the combined company effectively could have a material adverse effect on our business after the merger.

We have only had one profitable year and may never achieve sustained profitability.
      Although we achieved profitability for the year ended December 31, 2004 on a net income basis, we had not been profitable for a full calendar year previously, and we may not be profitable in future periods, either on a short-or long-term basis. We incurred net losses of $41.7 million and $1.4 million for the years ended December 31, 2002 and 2003, respectively, and had net income of $10.0 million and $18.7 million for the year ended December 31, 2004 and nine months ended September 30, 2005, respectively. As of September 30, 2005, we had an accumulated deficit of $103.9 million. We can give you no assurance that operating losses will not recur in the future or that we will ever sustain profitability on a quarterly or annual basis.

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

Most of our clients use our products to facilitate online education, which is a relatively new field; if online education does not continue to develop and gain acceptance, demand for our products could suffer.
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

If our product development efforts, including our recently announced development effort codenamed Caliper, are delayed, fail to develop a product, which gains market acceptance or fail to develop a marketable product at all, our financial results could suffer.
      We may experience difficulties that could delay or prevent the successful development, introduction and sale of new products under development, such as our recently announced development effort codenamed Caliper. If introduced for sale, the new products may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance, which could cause our financial results to suffer. In addition, during the development period for the new products, our customers may defer or forego purchases of our products and services, which could have a material adverse effect on our business, financial condition or results of operations.

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
      Our primary competitors for the Blackboard Academic Suite are companies that provide course management systems, such as WebCT, Inc., eCollege.com, Desire2Learn Inc., ANGEL Learning, Inc. and Jenzabar, Inc.; learning content management systems, such as HarvestRoad Ltd. and Concord USA, Inc.; and education enterprise information portal technologies, such as SunGard SCT Inc., an operating unit of SunGard Data Systems Inc. We also face competition from clients and potential clients who develop their own applications internally, large diversified software vendors who offer products in numerous markets including the education market and open source software applications such as Moodle and Sakai. Our primary competitors for the Blackboard Commerce Suite are companies that provide university transaction systems, such as The CBORD Group, Inc., as well as off-campus merchant relationship programs.
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
      The growing acceptance and prevalence of open source software may make it easier for competitors or potential competitors to develop software applications that compete with our products, or for clients and potential clients to internally develop software applications that they would otherwise have licensed from us. One of the aspects of open source software is that it can be modified or used to develop new software that competes with proprietary software applications, such as ours. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies which may pose a challenge to our business model. As open source offerings become more prevalent, customers may defer or forego purchases of our products which could reduce our sales and lengthen the sales cycle for our products or result in the loss of current clients to open source solutions, which are risks that may be heightened by our proposed merger with WebCT. If we are unable to differentiate our products from competitive products based on open source software, demand for our products and services may decline and we may face pressure to reduce the prices of our products.

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
      Our principal exposure to market risk relates to changes in interest rates. Our working capital line of credit with Silicon Valley Bank expired on April 30, 2005 by its terms. At September 30, 2005, $338,000 was outstanding on our equipment lines of credit with Silicon Valley Bank, subject to covenants and restrictions. The interest rates on our equipment lines of credit are fixed. The fair value of our fixed rate long-term debt is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of our debt due to differences between market interest rates and rates in effect at the inception of our debt obligation. Changes in the fair value of our fixed rate debt have no impact on our cash flows or consolidated financial statements.
      Interest income on our cash and cash equivalents and short-term investments is subject to interest rate fluctuations, but we believe that the impact of these fluctuations does not have a material effect on our financial position due to the short-term nature of these financial instruments. For the three and nine months ended September 30, 2005, a one percentage point decrease in interest rates would have reduced our interest income for the three and nine months ended September 30, 2005 by approximately $275,000 and $750,000, respectively.

Item 4.	Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures.
      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting.
      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits.
      (a) Exhibits:

Exhibit No.	Description

10.1	Agreement and Plan of Merger, dated October 12, 2005 by and among the Registrant, WebCT, Inc. and College Acquisition Sub, Inc.(1)
10.2	Senior Secured Credit Facilities Commitment Letter, dated October 12, 2005 by and between the Registrant and Credit Suisse, Cayman Islands Branch(1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed on October 12, 2005 as an exhibit to the Registrant’s Current Report on Form 8-K, and incorporated by reference herein.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blackboard Inc.

By:	/s/ Peter Q. Repetti

Peter Q. Repetti
Chief Financial Officer
(On behalf of the registrant and as Principal
Financial Officer)
Date: November 7, 2005