Form 10-K
period 2005-12-31
BLACKBOARD INC
filed 2006-02-15
CIK 1106942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2005

Commission file number: 000-50784

Blackboard Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2081178
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1899 L Street, N.W. Washington D.C. (Address of Principal Executive Offices)	20036 (Zip Code)

Registrant’s telephone number, including area code:
(202) 463-4860

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer.
Large accelerated filer  ☐          Accelerated filer  ☑          Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of outstanding voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $542.8 million based on the last reported sale price of the registrant’s common stock on The NASDAQ National Market as of the close of business on that day.

There were 27,501,548 shares of the registrant’s common stock outstanding as of January 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2006 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2005, are incorporated by reference into Part III of this Form 10-K.

BLACKBOARD INC.

Form 10-K

ii

This report contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied by such statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” under Item 1A. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this report. Blackboard assumes no obligation and does not intend to update these forward-looking statements.

PART I

Item 1.	Business.

General

We are a leading provider of enterprise software applications and related services to the education industry. Our product line consists of five software applications delivered in two suites, the Blackboard Academic SuiteTM and the Blackboard Commerce SuiteTM. We license these products on a renewable basis, typically for an annual term. Our clients primarily include colleges, universities, schools and other education providers, as well as textbook publishers and student-focused merchants who serve these education providers and their students. These clients use our software to integrate technology into the education experience and campus life, and to support activities such as a professor assigning digital materials on a class website; a student collaborating with peers or completing research online; an administrator managing a departmental website; or a merchant conducting cash-free transactions with students and faculty through pre-funded debit accounts.

We believe that our operating history provides us with experience that enables us to analyze and address the needs of the education industry. We began operations in 1997 as a limited liability company organized under the laws of the state of Delaware and served as a primary contractor to an education industry technical standards organization. In 1998, we incorporated under the laws of the state of Delaware and acquired CourseInfo LLC, which had developed an internal online learning system used by faculty at Cornell University, and had begun marketing its technology to universities and school districts in the United States and Canada. Since the time of our acquisition of CourseInfo, we have grown from approximately 26 licenses of one software application as of December 31, 1998 to more than 3,200 licenses of five software applications, in two suites, as of December 31, 2005.

Our software applications can be installed locally at a client site or hosted centrally in our data centers. As of December 31, 2005, approximately 85% of our installations were installed locally and 15% were hosted by us. As of December 31, 2005, approximately 2,264 clients in approximately 60 countries held more than 3,200 licenses of our software. We count a university or school district as a single client even if it includes multiple entities that are separately licensing our products. We count each license for any one of our software applications as a separate license. As a result, it is possible for a single client to have multiple licenses.

On October 12, 2005, we entered into an agreement and plan of merger with WebCT, Inc., or WebCT, and one of our wholly-owned subsidiaries which contemplates that we will acquire WebCT for a purchase price of $180.0 million in cash, less specified expenses and other adjustments set forth in the agreement through the merger of our subsidiary with WebCT. On February 6, 2006, we announced that we had received regulatory clearance from the U.S. Department of Justice to complete the transaction. Completion of the transaction remains subject to customary closing conditions.

If the merger is consummated we would pay the purchase price using a combination of our available working capital and financing vehicles to be provided pursuant to a $80.0 million senior secured credit facilities commitment letter with Credit Suisse, Cayman Islands Branch (Credit Suisse). The commitment letter provides for a $70.0 million senior secured term loan facility repayable over six years and a $10.0 million senior secured revolving credit facility due and payable in full at the end of five years. If the facilities are rated at or above the ratings threshold set forth in the commitment letter, the interest on the facilities will accrue at one of the following rates selected by us (a) adjusted LIBOR plus 2.25%-2.50% or (b) an alternate base rate plus 1.25%-1.50%. If the facilities are rated below such ratings threshold, the interest on the facilities will accrue and be payable quarterly in arrears at one of the following rates selected by us (a) adjusted LIBOR plus 2.50%-2.75% or (b) alternate base rate plus 1.50%-1.75%. The alternate base rate is the higher of Credit Suisse’s prime rate and the federal funds effective rate plus 0.5%. In addition, we have agreed to “flex” terms, allowing Credit Suisse to alter specified provisions of the facilities, including but not limited to the interest rate, if advisable to ensure a successful syndication of the facilities.

Under the terms of the commitment letter, the credit facilities would be guaranteed by all of our domestic subsidiaries and secured by perfected first priority security interests in, and mortgages on, substantially all of our tangible and intangible assets (including the capital stock of each specified subsidiary) and each of our subsidiaries. In addition, the facilities would contain customary negative covenants applicable to us and our subsidiaries with respect to our operations and financial condition.

Under the agreement and plan of merger, we and WebCT each have a termination right if a court or governmental agency has issued a final, non-appealable order preventing the consummation of the merger. In addition, if the agreement and plan of merger is terminated other than by mutual consent or as a result of a breach by WebCT, we would be required to pay WebCT $15.0 million in liquidated damages.

Market Overview

Our primary market is the U.S. postsecondary education market, which accounted for approximately 63% of our total revenues for 2005. We also sell into the international postsecondary market, the U.S. K-12 education markets and other markets, which accounted for approximately 15%, 8% and 14% of our total revenues for 2005, respectively. Other markets consists primarily of education publishers, commercial education providers and United States government organizations.

Products and Services

We have created a broad product line of enterprise software applications for the education industry. Clients can license our enterprise software applications individually or in one of two suites, the Blackboard Academic Suite and the Blackboard Commerce Suite. We offer the Blackboard Academic Suite in all of our markets, and currently offer the Blackboard Commerce Suite primarily in the U.S. and Canadian postsecondary markets. We also sometimes serve as an application service provider, offering hosting for our clients that prefer to outsource the management of the hardware, bandwidth and servers necessary to run our applications. In addition to our products, we offer a variety of professional services that help clients maximize the benefit received from our products, including project management, custom application development and training.

The Blackboard Academic Suite

The Blackboard Academic Suite provides a scalable and easy-to-use technology platform for delivering education online, managing digital content and aggregating access to tools, information and content through an integrated Web portal environment. The applications that make up the Blackboard Academic Suite are:

•	the Blackboard Learning SystemTM;

•	the Blackboard Community SystemTM; and

•	the Blackboard Content SystemTM.

Blackboard Learning System

The Blackboard Learning System allows education providers to support a feature-rich online teaching and learning environment that can be used to augment a classroom-based program or for distance learning. The major capabilities of the Blackboard Learning System include:

•	Learning environment. Instructors can post syllabi and course materials, including documents, graphics, audio, video and multimedia; manage course communication through integrated email, discussion forums and live virtual classrooms; facilitate group collaboration, communication and file-sharing; create, deliver and automatically score online assignments and tests; and report grades and other information to students. Additional capabilities are available through the integration of third-party Blackboard Building BlocksTM tools developed by our clients or independent parties. Blackboard Building Blocks allows institutions to download, install and manage third-party extensions. These third-party applications add functionality to our products and several client-managed online communities exist to foster open source development of enhancements to our products as well.

•	Integration with existing systems. Built on an enterprise Java architecture, the Blackboard Learning System is capable of supporting multiple end users in a high-usage environment. Our products can be integrated with existing campus student information systems and campus registrar’s systems to access the user, course and enrollment information stored throughout the institution.

•	System administration. User categories, or roles, are definable across the features of our products, including the ability to designate access parameters for all roles and set access policies for guest accounts and observers, such as parents, advisors, mentors and supervisors. System administrators can customize user roles. The appearance and configuration of our products are customizable by each client for multiple independent user populations on the same system hardware and database.

In addition, we offer the Blackboard Learning System-Basic EditionTM, a stand-alone, entry-level version of the Blackboard Learning System suitable for small-scale implementations. Version 7 of the Blackboard Learning System supports 8 language configurations, including English, Spanish, Italian, Dutch, German, French, Japanese and simplified Chinese. We previously offered a separate multi-language version, Blackboard Learning System MLTM to support language configurations other than English.

Blackboard Community System

The Blackboard Community System is an enterprise information portal application designed specifically for the education industry. As part of the Blackboard Academic Suite, the Blackboard Community System extends the Blackboard Learning System to include functionality for student organizations, faculty and staff, departmental collaboration, information distribution and single sign-on access to existing administrative systems. The major academic capabilities of the Blackboard Community System include:

•	Customizable portal environment. The Blackboard Community System enables institutions to provide their users, such as students, faculty and administrators, access through a customizable Web portal to multiple content sources, campus services, administrative systems and personal information management tools, such as email and calendar. Each institution can configure the Blackboard Community System to support multiple brands within the institution and deliver content such as RSS feeds and new modules to targeted user groups. In addition, each user can customize the Blackboard Community System according to his or her needs and preferences.

•	Community and communication tools. The Blackboard Community System facilitates campus discussion boards that are accessible by all users on the campus. Additionally, clients can define dedicated online sites allowing departments, clubs and other campus organizations to distribute content, manage communication with their organization members and provide for online collaboration among the members of such organizations.

•	Single sign-on access. The Blackboard Community System can act as the single sign-on access to a variety of campus systems, eliminating the need for multiple access points and identification verifications. Institutions and independent software vendors can create custom portal applications that provide views into content and data from other systems or integrate other applications.

Blackboard Content System

The Blackboard Content System, which we released in March 2004, provides enterprise content management capabilities. The application supports teaching, learning, research, archival, extracurricular and departmental activities that require the central management, tagging, sharing and re-use of electronic files, such as lecture notes for multiple sections of a course, learning objects, test banks and library electronic reserve materials. The major capabilities of the Blackboard Content System include:

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

The Blackboard Commerce Suite

The Blackboard Commerce Suite can be used for on- and off-campus commerce, online e-commerce, meal plan administration, vending, laundry services, copy and print management and student and staff identification. The applications that make up the Blackboard Commerce Suite are:

•	the Blackboard Transaction SystemTM;

•	the Blackboard Community System; and

•	Blackboard OneTM.

Blackboard Transaction System

The Blackboard Transaction System is an enterprise software application that we license along with various hardware to allow clients to establish an integrated student debit account program for charging incidental expenses such as meals and academic materials, typically using the campus ID card. The hardware that we sell as part of the Blackboard Transaction System includes servers, cards, card readers and point-of-sale devices. The Blackboard Transaction System can also support activities such as facilities access and identity verification. The principal features of the Blackboard Transaction System include:

•	Commerce. Transaction processing capabilities of the Blackboard Transaction System support the creation and management of student debit accounts, as well as the processing of payments against those accounts using student ID cards on campus, such as in dining facilities, vending machines, copy machines and bookstores, off-campus and online. Our clients use the Blackboard Transaction System to manage point-of-sale transactions, such as prepaid debit cards, meal plan administration, cash equivalency, privilege verification and discounts, and self-service or unattended transactions, such as vending, laundry, printing and copying and parking.

•	Activities management and security. The access-rights capabilities of the Blackboard Transaction System enable a variety of applications using the client’s investment in a single-card environment for commerce. These include event admission, student government voting, wireless verification on buses, library authorization and computer lab access and tracking. In addition, the system interfaces directly with door access points to manage identification and secure access control to facilities using the same student ID card.

Blackboard Community System

In addition to the functionalities it provides as part of the Blackboard Academic Suite, the Blackboard Community System enables additional transaction capabilities when licensed as part of the Blackboard Commerce Suite, including:

•	eMarketplace. The Blackboard Community System enables campus business units and student organizations to sell products, which may be paid with the student debit account. Users can activate template-driven tools that allow them to describe, price, display and charge for an item all within the campus portal environment. Uses include campus bookstore online purchases, athletics and event tickets, library fees and parking fees.

•	Web account management. Through an online account, end users can manage a variety of activities, including online deposits, guest and parent deposits, balance inquiries, transaction history statements and lost and stolen card reports.

Blackboard One

Blackboard One is bundled with the Blackboard Commerce Suite and enables students and faculty to use their university ID cards as a form of payment off-campus. We recruit local merchants to accept student debit accounts as a form of payment and facilitate the processing of transactions by third-party merchants that use the Blackboard Transaction System.  By utilizing the existing Blackboard Transaction System debit account at the university, Blackboard One provides students with a secure, cashless and convenient way to make purchases while assuring parents that their funds will be spent within a university-approved merchant network. We develop the off-campus merchant network on behalf of each university and manage the program, from merchant acquisition and funds settlement to transaction terminal support. Also, if requested by the client, we simultaneously conduct customized marketing campaigns designed to build the card program brand and increase deposits into the accounts.

Professional Services

Our professional services support the implementation and maintenance of the educational environment in order to help clients maximize the value of our various enterprise software applications. Our services group offers:

•	project management;

•	integration of our applications with existing campus systems;

•	user interface customization;

•	installation and configuration;

•	course and content migration; and

•	custom Blackboard Building Blocks application development.

Training is available online and on-site for both the Blackboard Academic Suite and the Blackboard Commerce Suite, as is instructional design consulting for the Blackboard Academic Suite.

Competition

The market for education enterprise software is highly fragmented and rapidly evolving, and we expect competition in this market to persist and intensify. Our primary competitors for the Blackboard Academic Suite are companies and open source solutions that provide course management systems, such as WebCT, eCollege.com, Desire2Learn Inc., ANGEL Learning, Inc., VCampus Educator, WebTycho, The Sakai Project, Moodle and Jenzabar, Inc.; learning content management systems, such as HarvestRoad Ltd. and Concord USA, Inc.; and education enterprise information portal technologies, such as SunGard SCT Inc., an operating unit of SunGard Data Systems Inc. We also face competition from clients and potential clients who develop their own applications internally, large diversified software vendors who offer products in numerous markets including the education market and other open source software applications. Our primary competitors for the Blackboard Commerce Suite are companies that provide university transaction systems, such as The CBORD Group, Inc., as well as off-campus merchant relationship programs.

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

Research and Development

Each of the individual applications in our two product suites is developed and maintained by a dedicated team of software engineers, product managers and documentation specialists. In addition, we maintain three cross-product groups: an engineering services team, which focuses on highly technical product support issues that have been escalated by our telephone support operation; a quality control team, which tests our applications to identify and correct software errors and usability issues before a new product or update is released; and a research and development engineering team that works on special development projects that involve third parties, including software tools for integrating our products with other campus systems. Our research and development group receives feedback on product improvement suggestions and new products from clients, either directly or through our sales and client support organizations. We periodically release maintenance updates to and new versions of our existing products. In addition, our research and development group works on new product initiatives as appropriate. Our products are primarily developed internally and, in support of the development of our products, we have acquired or licensed specialized products and technologies from other software firms. Our research and development expenses were $11.4 million, $13.7 million and $13.9 million in the years ended December 31, 2003, 2004 and 2005, respectively.

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

Executive Officers

The following table lists our executive officers and their ages as of January 31, 2006.

Name	Age	Position

Michael L. Chasen	34	Chief executive officer, president, director
Matthew L. Pittinsky	33	Chairman, director
Peter Q. Repetti	44	Chief financial officer
Todd E. Gibby	37	Executive vice president for operations
James M. Hermens	39	Senior vice president for services and support
David Sample	57	Senior vice president for sales
Matthew H. Small	33	Senior vice president for legal, general counsel, secretary
Mary E. Good	42	Senior vice president for human resources and facilities
Michael J. Beach	35	Vice president for finance, treasurer

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

Peter Repetti has served as chief financial officer since June 2001. Prior to joining us, from March 2000 to April 2001, Mr. Repetti served as the chief financial officer of WebOS Inc., an Internet infrastructure software company. From December 1995 to August 1999, Mr. Repetti served as chief financial officer and, from August 1994 to August 1999, as vice president of finance at Manugistics Group, Inc., a supply chain management software company. Mr. Repetti received a BBA degree from The George Washington University and a MBA degree from the University of Chicago.

Todd Gibby has served as executive vice president for operations since July 2005. From August 2002 to July 2005, Mr. Gibby served as senior vice president for sales. From January 2001 to August 2002, Mr. Gibby served as general manager of our learning systems and community portal systems product lines, and from September 1999 to January 2001, he served as vice president for business development and Web properties. Prior to joining us, from February 1999 to September 1999, Mr. Gibby was director of business development with Campus Pipeline Inc. Mr. Gibby received a BA degree from Dartmouth College and a MBA degree from the Wharton School of Business, University of Pennsylvania.

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

David Sample has served as senior vice president of sales since July 2005. Prior to joining us, from September 2002 to November 2003, Mr. Sample served as executive vice president for global sales at Princeton Softech, from November of 2000 to September 2001, as president and CEO at Davox Corporation, from September 1998 to November 2000, as president and chief operating officer at ABT Corporation and, from July 1986 to March 1997, as senior vice president for sales at Hyperion Solutions Corporation. Mr. Sample received a BA degree from Trinity College.

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

Employees

As of December 31, 2005, we had 549 employees, including 162 in sales and marketing; 108 in support, ASP hosting and production; 96 in research and development; 98 in professional services; and 85 in general administration. None of our employees are represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is good.

International Operations

We currently operate predominately in the United States. Our revenues derived from operations in foreign countries for fiscal years 2003, 2004 and 2005 were $12.5 million, $16.8 million and $21.9 million, respectively. Substantially all of our material identifiable assets are located in the United States.

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

Item 1A.  Risk Factors.

  Delays in completing our proposed merger with WebCT could result in significant delays, distraction of management, disruption of our business and legal and other expenses, and could compromise our ability to realize the expected benefits of our proposed merger with WebCT; if we are not able to consummate the merger, we may be obligated to pay WebCT $15 million in liquidated damages.

If we face any delays in completing the merger with WebCT, our business may suffer adverse consequences. Due to uncertainty about the merger, our existing and potential customers may delay or defer their purchasing decisions. In addition, customers and prospective customers could choose not to purchase products from us or to reduce or eliminate the licensing of our current products. As a result, revenues that may have ordinarily been received by us may be delayed or not earned at all. In addition, current and prospective employees could experience uncertainty about their future roles within the combined company. This uncertainty may adversely affect our ability to attract and retain key personnel. Difficulties with respect to existing and potential customers and employees could disrupt our business and distract our management. Pursuant to the agreement and plan of merger with WebCT, if we cannot consummate the merger as a result of our breach or as a result of a final non-appealable order by a court or government agency, or if we elect not to close the merger for any reason other than a breach by WebCT, then we would be obligated to pay WebCT liquidated damages of $15 million.

Our proposed merger with WebCT and any other future business combinations and acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

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

As a result of these risks, we may not be able to achieve the expected benefits of any acquisition, including the WebCT merger. If we are unsuccessful in completing or integrating acquisitions that we may pursue in the future, we would be required to reevaluate our growth strategy and we may have incurred substantial expenses and devoted significant management time and resources in seeking to complete and integrate the acquisitions.

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

Future business combinations, including the WebCT merger, could involve the acquisition of significant tangible and intangible assets. We currently record in our statements of operations ongoing amortization of intangible assets acquired in connection with our historic acquisitions, and may need to recognize similar charges in connection with the WebCT merger and possibly any future acquisitions. In addition, we may need to record write-downs from future impairments of identified tangible and intangible assets and goodwill. These accounting charges would reduce any future reported earnings, or increase a reported loss. In addition, we will require substantially all our available cash to pay the purchase price for the WebCT merger and will require additional funds to be obtained pursuant to the $80.0 million senior secured credit facilities commitment letter with Credit Suisse. In future acquisitions, we could also incur debt to pay for acquisitions, or issue additional equity securities as consideration, which could cause our stockholders to suffer significant dilution.

Our ability to utilize, if any, net operating loss carryforwards acquired through the WebCT merger, or possibly any future acquisitions, may be significantly limited or unusable by us under Section 382 or other sections of the Internal Revenue Code.

We will incur a significant amount of debt to finance the WebCT merger, which could which constrict our liquidity, result in substantial cash outflows, and adversely affect our financial health and ability to obtain financing in the future.

In connection with the WebCT merger, we have entered into a $80.0 million senior secured credit facilities commitment letter with Credit Suisse, pursuant to which Credit Suisse would provide a $70.0 million senior secured term loan facility repayable over six years and a $10.0 million senior secured revolving credit facility due and payable in full at the end of five years. This debt may impair our ability to obtain future additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes, and a substantial portion of our cash flows from operations may be dedicated to the debt repayment, thereby reducing the funds available to us for other purposes and could make us more vulnerable to industry downturns and competitive pressures. Any failure by us to satisfy our obligations with respect to these debt obligations would constitute a default under the credit facilities.

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

We operate in highly competitive markets and generally encounter intense competition to win contracts. If we are unable to successfully compete for new business and license renewals, our revenue growth and operating margins may decline. The markets for online education, transactional, portal and content management products are intensely competitive and rapidly changing, and barriers to entry in these markets are relatively low. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. Some of our principal competitors offer their products at a lower price, which has resulted in pricing pressures. Such pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

Our primary competitors for the Blackboard Academic Suite are companies and open source solutions that provide course management systems, such as WebCT, eCollege.com, Desire2Learn Inc., ANGEL Learning, Inc., VCampus Educator, WebTycho, The Sakai Project, Moodle and Jenzabar, Inc.; learning content management systems, such as HarvestRoad Ltd. and Concord USA, Inc.; and education enterprise information portal technologies, such as SunGard SCT Inc., an operating unit of SunGard Data Systems Inc. We also face competition from clients and potential clients who develop their own applications internally, large diversified software vendors who offer products in numerous markets including the education market and other open source software applications. Our primary competitors for the Blackboard Commerce Suite are companies that provide university transaction systems, such as The CBORD Group, Inc., as well as off-campus merchant relationship programs.

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

The growing acceptance and prevalence of open source software may make it easier for competitors or potential competitors to develop software applications that compete with our products, or for clients and potential clients to internally develop software applications that they would otherwise have licensed from us. One of the aspects of open source software is that it can be modified or used to develop new software that competes with proprietary software applications, such as ours. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. As open source offerings become more prevalent, customers may defer or forego purchases of our products which could reduce our sales and lengthen the sales cycle for our products or result in the loss of current clients to open source solutions. These risks may be heightened by our proposed merger with WebCT. If we are unable to differentiate our products from competitive products based on open source software, demand for our products and services may decline and we may face pressure to reduce the prices of our products.

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

If our product development efforts, including our recently announced development effort codenamed Caliper, are delayed, fail to develop a product that gains market acceptance or fail to develop a marketable product at all, our financial results could suffer.

We may experience difficulties that could delay or prevent the successful development, introduction and sale of new products under development, such as our recently announced development effort codenamed Caliper. If introduced for sale, the new products may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance, which could cause our financial results to suffer. In addition, during the development period for the new products, our customers may defer or forego purchases of our products and services.

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

Because our clients use our products to store and retrieve critical information, we may be subject to significant liability claims if our products do not work properly. We cannot be certain that the limitations of liability set forth in our licenses and agreements would be enforceable or would otherwise protect us from liability for damages. A material liability claim against us, regardless of its merit or its outcome, could result in substantial costs, significantly harm our business reputation and divert management’s attention from our operations.

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

The sales cycle between our initial contact with a potential client and the signing of a license with that client typically ranges from 6 to 15 months. As a result of this lengthy sales cycle, we have only a limited ability to forecast the timing of sales. A delay in or failure to complete license transactions could harm our business and financial results, and could cause our financial results to vary significantly from quarter to quarter. Our sales cycle varies widely, reflecting differences in our potential clients’ decision-making processes, procurement requirements and budget cycles, and is subject to significant risks over which we have little or no control, including:

•	clients’ budgetary constraints and priorities;

•	the timing of our clients’ budget cycles;

•	the need by some clients for lengthy evaluations that often include both their administrators and faculties; and

•	the length and timing of clients’ approval processes

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

We may have exposure to greater than anticipated tax liabilities.

We are subject to income taxes and other taxes in a variety of jurisdictions and are subject to review by both domestic and foreign taxation authorities. The determination of our provision for income taxes and other tax liabilities requires significant judgment. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Our ability to utilize our net operating loss carryforwards may be limited.

Our federal net operating loss carryforwards are subject to limitations on how much may be utilized on an annual basis. The use of the net operating loss carryforwards may have additional limitations resulting from certain future ownership changes or other factors under Section 382 of the Internal Revenue Code.

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

A third party may assert that our technology violates its intellectual property rights. As the number of software products in our markets increases and the functionality of these products further overlap, we believe that infringement claims will become more common. Any claims, regardless of their merit, could:

•	be expensive and time consuming to defend;

•	force us to stop licensing our products that incorporate the challenged intellectual property;

•	require us to redesign our products and reimburse certain costs to our clients;

•	divert management’s attention and other company resources; and

•	require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all.

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

Maintaining the security of online education and transaction networks is an issue of critical importance for our clients because these activities involve the storage and transmission of proprietary and confidential client and student information, including personal student information and consumer financial data, such as credit card numbers, and this area is heavily regulated in many countries in which we operate, including the United States. Individuals and groups may develop and deploy viruses, worms and other malicious software programs that attack or attempt to infiltrate our products. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, we could be subject to liability or our business could be interrupted. Penetration of our network security could have a negative impact on our reputation and could lead our present and potential clients to choose competing offerings and result in regulatory action against us. Even if we do not encounter a security breach ourselves, a well-publicized breach of the consumer data security of any major consumer Web site could lead to a general public loss of confidence in the use of the Internet, which could significantly diminish the attractiveness of our products and services.

Operational failures in our network infrastructure could disrupt our remote hosting service, could cause us to lose current hosting clients and sales to potential hosting clients and could result in increased expenses and reduced revenues.

Unanticipated problems affecting our network systems could cause interruptions or delays in the delivery of the hosting service we provide to some of our clients. We provide remote hosting through computer hardware that is currently located in third-party co-location facilities in Virginia and The Netherlands. We do not control the operation of these co-location facilities. Lengthy interruptions in our hosting service could be caused by the occurrence of a natural disaster, power loss, vandalism or other telecommunications problems at the co-location facilities or if these co-location facilities were to close without adequate notice. Although we have multiple transmission lines into the co-location facilities through two telecommunications service providers, we have experienced problems of this nature from time to time in the past, and we will continue to be exposed to the risk of network failures in the future. We currently do not have adequate computer hardware and systems to provide alternative service for most of our hosted clients in the event of an extended loss of service at the co-location facilities. Each Virginia co-location facility provides data backup redundancy for the other Virginia co-location facility, however, they are not equipped to provide full disaster recovery to all of our hosted clients. If there are operational failures in our network infrastructure that cause interruptions, slower response times, loss of data or extended loss of service for our remotely hosted clients, we may be required to issue credits or pay penalties, current hosting clients may terminate their contracts or elect not to renew them, and we may lose sales to potential hosting clients.

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

We may be subject to state and federal financial services regulation, and any violation of any present or future regulation could expose us to liability, force us to change our business practices or force us to stop selling or modify our products and services.

Our transaction processing product and service offering could be subject to state and federal financial services regulation. The Blackboard Transaction System supports the creation and management of student debit accounts and the processing of payments against those accounts for both on-campus vendors and off-campus merchants. For example, one or more federal or state governmental agencies that regulate or monitor banks or other types of providers of electronic commerce services may conclude that we are engaged in banking or other financial services activities that are regulated by the Federal Reserve under the U.S. Federal Electronic Funds Transfer Act or Regulation E thereunder or by state agencies under similar state statutes or regulations. Regulatory requirements may include, for example:

•	disclosure of consumer rights and our business policies and practices;

•	restrictions on uses and disclosures of customer information;

•	error resolution procedures;

•	limitations on consumers’ liability for unauthorized account activity;

•	data security requirements;

•	government registration; and

•	reporting and documentation requirements.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located in Washington, D.C., where we lease approximately 63,000 square feet of space under a lease expiring in January 2008, with an option to extend the term to January 2013, and approximately 11,000 square feet of space under a lease expiring November 2009. We also lease offices in Phoenix, Arizona, Amsterdam and Tokyo.

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

Our common stock trades on the NASDAQ National Market under the symbol “BBBB.” The following table sets forth, for the period indicated, the range of high and low sales prices for our common stock by quarter.

	High	Low

Year Ended December 31, 2004:
Second Quarter (since June 18, 2004)	$23.40	$15.50
Third Quarter	22.60	15.43
Fourth Quarter	19.88	14.14
Year Ended December 31, 2005:
First Quarter	$18.57	$13.54
Second Quarter	24.32	16.99
Third Quarter	25.94	21.36
Fourth Quarter	32.53	22.30

As of January 31, 2005 there were approximately 373 holders of record of our outstanding common stock.

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

We did not repurchase any of our equity securities in 2005.

The equity compensation plan information required under this Item is incorporated by reference to the information provided under the heading “Equity Compensation Plan Information” in our proxy statement to be filed within 120 days after the fiscal year end of December 31, 2005.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this annual report. The statement of operations data for the years ended December 31, 2001, 2002, 2003, 2004 and 2005, and the balance sheet data as of December 31, 2001, 2002, 2003, 2004 and 2005, are derived from, and are qualified by reference to, our audited consolidated financial statements that have been audited by Ernst & Young, LLP, our independent auditors.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands, except per share data)

Statement of operations data:
Revenues:
Product	$39,643	$62,388	$83,331	$98,632	$120,389
Professional services	7,082	7,558	9,147	12,771	15,275

Total revenues	46,725	69,946	92,478	111,403	135,664
Operating expenses:
Cost of product revenues, excludes amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below	16,311	21,526	23,079	25,897	29,607
Cost of professional services revenues	5,995	5,742	6,628	7,962	10,220
Research and development	13,207	10,272	11,397	13,749	13,945
Sales and marketing	28,294	24,176	30,908	35,176	37,873
General and administrative	13,773	16,464	14,731	14,895	19,231
Amortization of intangibles resulting from acquisitions	9,271	5,519	5,757	3,517	266
Stock-based compensation	193	474	319	174	75

Total operating expenses	87,044	84,173	92,819	101,370	111,217

(Loss) income from operations	(40,319)	(14,227)	(341)	10,033	24,447
Interest (expense) income, net	(1,466)	(509)	(470)	315	3,097
(Loss) income before (provision) benefit for income taxes and cumulative change in accounting principle	(41,785)	(14,736)	(811)	10,348	27,544
(Provision) benefit for income taxes	—	(283)	(614)	(299)	14,309

(Loss) income before cumulative change in accounting principle	(41,785)	(15,019)	(1,425)	10,049	41,853
Cumulative change in accounting principle	—	(26,632)	—	—	—

Net (loss) income	(41,785)	(41,651)	(1,425)	10,049	41,853
Dividends on and accretion of convertible preferred stock	(7,977)	(9,699)	(10,077)	(6,344)	—

Net (loss) income attributable to common stockholders	$(49,762)	$(51,350)	$(11,502)	$3,705	$41,853

Weighted average number of common shares:
Basic	4,670	5,460	5,516	16,072	26,715

Diluted	4,670	5,460	5,516	17,864	28,510

Net (loss) income attributable to common stockholders per common share:
Basic	$(10.66)	$(9.40)	$(2.09)	$0.23	$1.57

Diluted	$(10.66)	$(9.40)	$(2.09)	$0.21	$1.47

The following table sets forth a summary of our balance sheet data:

	December 31,
	2001	2002	2003	2004	2005
	(In thousands)

Balance sheet data:
Cash and cash equivalents	$20,270	$20,372	$30,456	$78,149	$75,895
Short-term investments	—	—	—	20,000	62,602
Working capital (deficit)	1,634	(9,402)	(13,001)	53,026	93,909
Total assets	86,504	71,140	83,054	148,398	224,188
Deferred revenues, current portion	22,659	37,342	51,215	63,901	74,975
Total debt	6,070	11,855	11,564	762	—
Mandatorily redeemable convertible preferred stock and Series E warrants	110,522	120,221	130,297	—	—
Total stockholders’ (deficit) equity	(68,586)	(113,403)	(124,617)	69,107	130,325

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our financial statements and the related notes included elsewhere in this annual report. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors” in Item 1A and elsewhere in this annual report.

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

Sales and marketing expenses include the costs of compensation, including bonuses and commissions, and benefits for employees who are associated with the generation of revenues, as well as marketing expenses, costs of external marketing-related professional services, investor relations, facility rent, utilities, communications, travel attributable to those sales and marketing employees in the generation of revenues and bad debt expense. All of these costs are expensed as incurred.

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

Short-term Investments:  All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We determine the appropriate classification at the time of our initial purchase of the investment and we reevaluate such designation as of each balance sheet date. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity under the effective interest method. Such amortization is recorded as interest income. Interest on held-to-maturity securities is recorded as interest income. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses, if any, reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense).

Allowance for doubtful accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our clients to make required payments. We analyze accounts receivable, historical percentages of uncollectible accounts and changes in payment history when evaluating the adequacy of the allowance for doubtful accounts. We use an internal collection effort, which may include our sales and services groups as we deem appropriate, in our collection efforts. Although we believe that our reserves are adequate, if the financial condition of our clients deteriorate, resulting in an impairment of their ability to make payments, or if we underestimate the allowances required, additional allowances may be necessary, which will result in increased expense in the period in which such determination is made.

Deferred Income Taxes.  We provide for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting bases and the tax bases of assets and liabilities. We also recognize deferred tax assets for certain tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to reverse or be utilized. As of December 31, 2005, our total net deferred tax assets were $22.3 million. The realization of deferred tax assets is dependent upon the generation of future taxable income. When appropriate, we recognize a valuation allowance to reduce such deferred tax assets to amounts that are more likely than not to be ultimately realized. The calculation of deferred tax assets (including valuation allowances) and liabilities requires management to apply significant judgment related to certain factors such as the application of complex tax laws, enacted changes in tax laws and our future operations. We review our deferred tax assets on a quarterly basis to determine if a change to our valuation allowance is required based upon these factors. During the three months ended December 31, 2005, we reduced our deferred tax valuation allowance by approximately $31.6 million, having determined that it is more likely than not that this portion of the deferred tax asset will be realized. This reduction resulted in the recognition of an income tax benefit totaling $14.8 million. Of the total income tax benefit recognized, approximately $12.2 million related to a Federal deferred tax benefit with the remainder representing a state deferred tax benefit. As of December 31, 2005, our deferred tax asset valuation allowance was $2.9 million, which related primarily to certain international net operating loss carryforwards whose realization is uncertain. Changes in our assessment of the need for a valuation allowance could give rise to a change in such allowance, potentially resulting in material amounts of additional expense or benefit in the period of change. Although we will continue to have significant net operating loss carryforwards which are expected to mitigate some of our cash tax expenditures over the next several years, we will begin recording, in 2006, a provision for income taxes, which more closely approximates our statutory tax rate adjusted for certain permanent items.

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

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” known as SFAS 123(R), which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB Opinion No. 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS No. 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS 123(R).

We adopted SFAS 123(R) on January 1, 2006.  SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We will implement SFAS 123(R) in the first quarter of 2006 and intend to use the modified prospective method. We expect the adoption to result in the recognition of stock-based compensation expense of approximately $5.5 million for stock options granted prior to January 1, 2006 plus the expense related to stock options granted during 2006. The expense for stock options granted during 2006 cannot be determined at this time due to the uncertainty of our stock price, the related Black-Scholes fair value and the timing of future grants.

If we had estimated the fair value of the options on the date of grant using the Black-Scholes pricing model and then amortized this estimated fair value over the vesting period of the options, our net (loss) income attributable to common stockholders would have changed, as shown in the table below:

	Year Ended December 31,
	2003	2004	2005
	(In thousands, except
	per share amounts)

Pro forma net (loss) income attributable to common stockholders:
As reported	$(11,502)	$3,705	$41,853
Add: Stock-based compensation included in reported net (loss) income attributable to common stockholders	319	174	75
Deduct: Stock-based compensation expense determined under fair value-based method for all awards	(2,942)	(4,382)	(6,031)

Pro forma net (loss) income attributable to common stockholders	$(14,125)	$(503)	$35,897

Net (loss) income attributable to common stockholders per common share:
Basic as reported	$(2.09)	$0.23	$1.57

Diluted as reported	$(2.09)	$0.21	$1.47

Basic — pro forma	$(2.56)	$(0.03)	$1.34

Diluted — pro forma	$(2.56)	$(0.03)	$1.26

Acquisitions

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

On October 12, 2005, we entered into an agreement and plan of merger with WebCT and one of our wholly-owned subsidiaries which contemplates that we will acquire WebCT for a purchase price of $180.0 million in cash, less specified expenses and other adjustments set forth in the agreement through the merger of our subsidiary with WebCT. On February 6, 2006, we announced that we had received regulatory clearance from the U.S. Department of Justice to complete the transaction. Completion of the transaction remains subject to customary closing conditions.

If the merger is consummated we would pay the purchase price using a combination of our available working capital and financing vehicles to be provided pursuant to a $80.0 million senior secured credit facilities commitment letter with Credit Suisse. The commitment letter provides for a $70.0 million senior secured term loan facility repayable over six years and a $10.0 million senior secured revolving credit facility due and payable in full at the end of five years. If the facilities are rated at or above the ratings threshold set forth in the commitment letter, the interest on the facilities will accrue at one of the following rates selected by us (a) adjusted LIBOR plus 2.25%-2.50% or (b) an alternate base rate plus 1.25%-1.50%. If the facilities are rated below such ratings threshold, the interest on the facilities will accrue and be payable quarterly in arrears at one of the following rates selected by us (a) adjusted LIBOR plus 2.50%-2.75% or (b) alternate base rate plus 1.50%-1.75%. The alternate base rate is the higher of Credit Suisse’s prime rate and the federal funds effective rate plus 0.5%. In addition, we have agreed to “flex” terms, allowing Credit Suisse to alter specified provisions of the facilities, including but not limited to the interest rate, if advisable to ensure a successful syndication of the facilities.

Under the terms of the commitment letter, the credit facilities would be guaranteed by all of our domestic subsidiaries and secured by perfected first priority security interests in, and mortgages on, substantially all of our tangible and intangible assets (including the capital stock of each specified subsidiary) and each of our subsidiaries. In addition, the facilities would contain customary negative covenants applicable to us and our subsidiaries with respect to our operations and financial condition.

Under the agreement and plan of merger, we and WebCT each have a termination right if a court or governmental agency has issued a final, non-appealable order preventing the consummation of the merger. In addition, if the agreement and plan of merger is terminated other than by mutual consent or as a result of a breach by WebCT, we would be required to pay WebCT $15.0 million in liquidated damages.

As of December 31, 2005, we have incurred $4.9 million in costs related to this merger with WebCT. These costs are classified as deferred merger costs on our consolidated balance sheet. When and if the merger is completed, these costs will be included as part of the purchase price allocation. We will perform an analysis of the fair values of the identifiable tangible and intangible assets acquired in the transaction which will be amortized or depreciated as appropriate. If it is deemed probable the merger will not be completed, we will stop deferring associated merger costs and expense the deferred merger costs in the period it is determined that the merger will not be completed.

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

•	Recurring ratable revenues include those product revenues that are recognized ratably over the contract term, which is typically one year, and that recur each year assuming clients renew their contracts. These revenues include revenues from the licensing of all of our software products, from our hosting arrangements and from enhanced support and maintenance contracts related to our software products.

•	Non-recurring ratable revenues include those product revenues that are recognized ratably over the term of the contract, which is typically one year, but that do not contractually recur. These revenues include the revenues from hardware components of our Blackboard Transaction System products, with and without our embedded software, and from third-party hardware and software sold to our clients in conjunction with our software licenses.

•	Other product revenues include those product revenues that are recognized as earned and are not deferred to future periods. These revenues include revenues from the sales of Blackboard One and Blackboard Transaction System, as well as the sale of the supplies and from commissions we earn from publishers related to digital course supplement downloads. Each of these individual revenue streams has historically been insignificant.

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

Results of Operations

The following table sets forth selected statement of operations data expressed as a percentage of total revenues for each of the periods indicated.

	Year Ended
	December 31,
	2003	2004	2005

Revenues:
Product	90%	89%	89%
Professional services	10	11	11

Total revenues	100	100	100
Operating expenses:
Cost of product revenues	25	23	22
Cost of professional services revenues	7	7	8
Research and development	12	12	10
Sales and marketing	33	32	28
General and administrative	16	14	14
Amortization of intangibles resulting from acquisitions	6	3	0
Stock-based compensation	0	0	0

Total operating expenses	99	91	82

Operating margin	1%	9%	18%

The following table sets forth, for each component of revenues, the cost of these revenues expressed as a percentage of the related revenues for each of the periods indicated.

	Year Ended
	December 31,
	2003	2004	2005

Cost of product revenues	28%	26%	25%
Cost of professional services revenues	72%	62%	67%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues.  Our total revenues for the year ended December 31, 2005 were $135.7 million, representing an increase of $24.3 million, or 21.8%, as compared to total revenues of $111.4 million for the year ended December 31, 2004.

Product revenues, including both domestic and international, for the year ended December 31, 2005 were $120.4 million, representing an increase of $21.8 million, or 22.1%, as compared to product revenues of $98.6 million for the year ended December 31, 2004. A detail of our total product revenues by classification is as follows:

	Year Ended
	December 31,
	2004	2005
	(In millions)

Recurring ratable revenues	$74.5	$95.7
Non-recurring ratable revenues	18.2	18.1
Other product revenues	5.9	6.6

Total product revenues	$98.6	$120.4

Certain amounts in the prior period’s product revenues classifications have been reclassified to conform to the current period presentation.

The increase in recurring ratable revenues was primarily due to a $6.8 million increase in revenues from Blackboard Learning System licenses, a $4.3 million increase in hosting revenues, a $3.5 million increase in revenues from Blackboard Community System licenses, a $3.0 million increase in revenues from Blackboard Content System licenses, a $1.4 million increase in revenues from Blackboard Transaction System licenses and a $1.3 million increase in revenues from Blackboard Learning System-Basic Edition licenses and a $960,000 increase in revenues from enhanced support and maintenance revenues related to our software products. The increases in each of these categories were attributable to prior period sales to new and existing clients. As of December 31, 2005, we had a 2% increase in the number of clients as compared to December 31, 2004. Further, during 2005, our clients renewed or upgraded approximately 92% of the renewable license dollars eligible to be renewed during 2005, which was consistent with 2004. The increase in Blackboard Learning System license revenues was also attributable to the continued shift from the Blackboard Learning System — Basic Edition to the enterprise version of the Blackboard Learning System and the resulting higher average pricing and contractual value of these licenses.

The decrease in non-recurring ratable revenues was primarily due to a $1.0 million decrease in revenues from Blackboard Transaction System hardware products due to a decrease in current and prior period sales. This decrease was offset in part by a $400,000 increase in non-recurring hosting revenues, primarily including set-up revenues, and a $420,000 increase in non-recurring publisher fees.

Of our total revenues, our international revenues for the year ended December 31, 2005 were $21.9 million, representing an increase of $5.1 million, or 30.3%, as compared to $16.8 million for the year ended December 31, 2004. International product revenues were $20.0 million, representing an increase of $5.1 million, or 33.9%, as compared to international product revenues of $14.9 million for the year ended December 31, 2004. The increase in international product revenues was driven primarily by an increase in recurring ratable revenues. This increase was primarily due to a $2.0 million increase in revenues from Blackboard Learning System licenses, a $1.3 million increase in revenues from Blackboard Community System licenses, a $960,000 increase in revenues from Blackboard Content System licenses, a $400,000 increase in revenues from Blackboard Learning System-Basic Edition licenses and a $270,000 increase in hosting revenues. The increases in each of these categories were attributable to prior period sales to new and existing clients. The increase in Blackboard Learning System revenues internationally was primarily attributable to the same factors that contributed to the increase in overall revenues for these products. The increase in international revenues also reflected our continued investment in increasing the size of our international sales force and international marketing efforts during 2005, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.

Professional services revenues for the year ended December 31, 2005 were $15.3 million, representing an increase of $2.5 million, or 19.6%, as compared to professional services revenues of $12.8 million for the year ended December 31, 2004. The increase in professional services revenues was primarily attributable to an increase in the number of enterprise licensees, which generally purchase greater volumes of our service offerings.

Cost of product revenues.  Our cost of product revenues for the year ended December 31, 2005 was $29.6 million, representing an increase of $3.7 million, or 14.3%, compared to $25.9 million for the year ended December 31, 2004. The increase in costs of product revenues was primarily due to a $2.1 million increase in expenses for our hosting services due to the increase in number of clients contracting for our hosting services and the expansion of our hosting services facilities during 2005, a $1.2 million increase in sublicense costs primarily associated with the Blackboard Content System which was released in March 2004 and a $650,000 increase in our technical support group expenses. Cost of product revenues as a percentage of product revenues decreased to 24.6% for the year ended December 31, 2005 from 26.3% for the year ended December 31, 2004, due primarily to the decrease in Blackboard Transaction System hardware sales and shipments during the year ended December 31, 2005. Blackboard Transaction System hardware products generally have lower gross margins than our software products.

Cost of professional services revenues.  Our cost of professional services revenues for the year ended December 31, 2005 was $10.2 million, representing an increase of $2.3 million, or 28.4%, compared to $8.0 million for the year ended December 31, 2004. The increase in cost of professional services revenues was directly related to the increase in professional services revenues. Cost of professional services revenues as a percentage of professional services revenues increased to 66.9% for the year ended December 31, 2005 from 62.3% for the year ended December 31, 2004. The increase in cost of professional services revenues was primarily due to a $1.9 increase in personnel-related costs due to an increase in staffing necessary to manage the increase in the number and size of service engagements throughout the year.

Research and development expenses.  Our research and development expenses for the year ended December 31, 2005 were $13.9 million, representing an increase of $196,000, or 1.4%, as compared to research and development expenses of $13.7 million for the year ended December 31, 2004. This increase was primarily attributable to a $500,000 increase in professional service expenses resulting from our continued efforts to increase the functionality of our products. This increase was offset in part by a $400,000 decrease in recruiting and relocation costs related to hiring efforts during 2004 in our research and development department.

Sales and marketing expenses.  Our sales and marketing expenses for the year ended December 31, 2005 were $37.9 million, representing an increase of $2.7 million, or 7.7%, as compared to sales and marketing expenses of $35.2 million for the year ended December 31, 2004. This increase was primarily attributable to a $3.2 million increase in personnel-related expenses due to an increase in headcount and higher average salaries due to annual salary increases during 2005 and a $675,000 increase in general marketing activities. These increases were offset in part by a $1.4 million decrease in bad debt expense for the year ended December 31, 2005 as compared to the year ended December 31, 2004. This decrease is associated with the continued improvement in collections on accounts receivables over prior periods and the reinstatement and subsequent collections on accounts receivable that were deemed uncollectible in prior periods.

General and administrative expenses.  Our general and administrative expenses for the year ended December 31, 2005 were $19.2 million, representing an increase of $4.3 million, or 29.1%, from $14.9 million for the year ended December 31, 2004. This increase was primarily attributable to a $1.5 million increase in employee compensation costs related to full year costs for new senior management hires in 2004, increased headcount related to new hires during 2005 and higher average salaries across all general and administrative functional departments due to annual salary increases in 2005. General and administrative expenses also increased due a $1.4 million increase in professional service costs associated with costs of being a public company, including increased expenses related to Sarbanes-Oxley compliance activities, a $520,000 increase in insurance costs due to higher liability coverage costs associated with being a public company and a $625,000 increase in costs related to an increase in the office space in our Washington, D.C. headquarters, including rent, utilities, repairs and maintenance expenses.

Net interest income.  Our net interest income for the year ended December 31, 2005 was $3.1 million, representing an increase of $2.8 million from $315,000 for the year ended December 31, 2004. The increase in net interest income was attributable primarily to higher cash and short-term investment balances for the year ended December 31, 2005 as compared to the year ended December 31, 2004 resulting from the receipt of proceeds from our IPO in June 2004, cash generated from operations from current and prior periods and the repayment of outstanding debt during current and prior periods.

Income taxes.  Our benefit for income taxes for the year ended December 31, 2005 was $14.3 million compared to a provision for income taxes of $299,000 for the year ended December 31, 2004. For the first time in our history, we had generated cumulative earnings from operations for the three-year period ended December 31, 2005. As a result of this positive earnings trend and projected operating results in the foreseeable future, we determined that it was more likely than not that we would be able to generate sufficient taxable income to utilize our net operating loss carryforwards, and accordingly, reduced our deferred tax asset valuation allowance by approximately $31.6 million. This reduction resulted in the recognition of an income tax benefit totaling $14.8 million. Of the total income tax benefit recognized, approximately $12.2 million related to a Federal deferred tax benefit with the remainder representing a state deferred tax benefit. We do not have an established history of earnings related to our international net operating loss carryforwards, primarily resulting from our operations in The Netherlands, and therefore $2.4 million in international net operating loss carryforwards continue to be fully reserved through a valuation allowance as of December 31, 2005. Although we will continue to have significant net operating loss carryforwards which are expected to mitigate some of our cash tax expenditures over the next several years, we will begin recording, in 2006, a provision for income taxes, which more closely approximates our statutory tax rate adjusted for certain permanent items.

Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. Deferred tax assets are also recognized for certain tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to reverse or be utilized. The realization of deferred tax assets is dependent upon the generation of future taxable income. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.

As of December 31, 2005, we had net operating loss carryforwards for Federal income tax purposes of approximately $40 million. Approximately $3 million of this amount is restricted under Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes, as defined by that section, occur. We have performed an analysis of our Section 382 ownership changes and determined that the utilization of some of our net operating loss carryforwards may be limited. This limitation will defer the utilization of approximately $3 million of our net operating loss carryforwards, which will be limited to approximately $200,000 per year and will expire, if unused, by the end of 2019. We believe we will have sufficient taxable income in those periods to utilize the available net operating loss carryforwards, and therefore we believe it is more likely than not that these assets will be realized.

Net Income.  As a result of the foregoing, our net income for the year ended December 31, 2005 was $41.9 million, representing an increase of $31.8 million or 316.5% from $10.0 million for the year ended December 31, 2004.

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

Product revenues, including both domestic and international, for the year ended December 31, 2004 were $98.6 million, representing an increase of $15.3 million, or 18.4%, as compared to product revenues of $83.3 million for the year ended December 31, 2003. A detail of our total product revenues by classification is as follows:

	Year Ended
	December 31,
	2003	2004
	(In millions)

Recurring ratable revenues	$58.2	$74.5
Non-recurring ratable revenues	19.0	18.2
Other product revenues	6.1	5.9

Total product revenues	$83.3	$98.6

Certain amounts in the prior period’s product revenues classifications have been reclassified to conform to the current period presentation.

The increase in recurring ratable revenues was primarily due to a $6.8 million increase in revenues from Blackboard Learning System licenses, a $3.5 million increase in hosting revenues, a $2.5 million increase in revenues from Blackboard Transaction System licenses, a $2.2 million increase in revenues from Blackboard Community System licenses and a $1.1 million increase in revenues from Blackboard Content System licenses. The increases in each of these categories were attributable to prior period sales to new and existing clients. As of December 31, 2004, we had a 5% increase in the number of clients as compared to December 31, 2003. Further, during 2004, our clients renewed or upgraded approximately 92% of the renewable license dollars eligible to be renewed during 2004, which is consistent with 2003. The increase in Blackboard Learning System license revenues was also attributable to the continued shift from the Blackboard Learning System — Basic Edition to the enterprise version of the Blackboard Learning System and the resulting higher average pricing and contractual value of these licenses.

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

Net income (loss).  As a result of the foregoing, we reported net income of $10.0 million for the year ended December 31, 2004, compared to a net loss of $1.4 million for the year ended December 31, 2003.

Quarterly Results

Our quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in our business, principally due to the timing of client budget cycles and student attendance at client facilities. Historically, we have had lower new sales in our first and fourth quarters than in the remainder of the year. Our expenses, however, do not vary significantly with these changes and, as a result, such expenses do not fluctuate significantly on a quarterly basis. Historically, we have performed a disproportionate amount of our professional services, which are recognized as incurred, in our second and third quarters each year. We expect quarterly fluctuations in operating results and operating cash flows to continue as a result of the uneven seasonal demand for our licenses and services offerings.

The following table sets forth selected statements of operations and cash flow data for each of the quarters in the years ended December 31, 2004 and 2005.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
	(In thousands)

Total revenues	$25,219	$26,355	$29,776	$30,053
Total operating expenses	24,023	25,023	26,682	25,642
Income from operations	1,196	1,332	3,094	4,411
Net income	786	1,051	3,480	4,732
Net cash (used in) provided by operating activities	(1,867)	4,203	18,103	12,292

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(In thousands)

Total revenues	$30,942	$33,049	$35,927	$35,746
Total operating expenses	25,803	27,291	29,318	28,805
Income from operations	5,139	5,758	6,609	6,941
Net income	5,410	6,063	7,269	23,111
Net cash (used in) provided by operating activities	(1,421)	2,506	22,281	16,447

For the first time in our history, we had generated cumulative earnings from operations for the three-year period ended December 31, 2005. As a result of this positive earnings trend and projected operating results in the foreseeable future, we determined that it was more likely than not that we would be able to generate sufficient taxable income to utilize our net operating loss carryforwards, and accordingly, reduced our deferred tax asset valuation allowance by approximately $31.6 million. This reduction resulted in the recognition of an income tax benefit of $14.8 million for the quarter ended December 31, 2005.

Liquidity and Capital Resources

We recognize revenues ratably on annually renewable agreements, which results in deferred revenues. Deferred revenues as of December 31, 2005 were $77.2 million, representing an increase of $10.1 million, or 15.1%, from $67.1 million as of December 31, 2004. Deferred revenues increased due to the higher number of renewing licenses during 2005 than 2004, offset by the recognition of revenues from prior period sales.

Our cash and cash equivalents were $75.9 million at December 31, 2005 as compared to $78.1 million at December 31, 2004. The decrease in cash and cash equivalents was due to our net purchases of $42.6 million in short-term investments, which included government agency bonds and auction rate securities, during 2005 which yield a higher rate of return than our cash and cash equivalents. Our short-term investments were $62.6 million at December 31, 2005. If our proposed merger with WebCT is consummated, the purchase price payable by us would be $180.0 million less specified expenses and other adjustments set forth in the agreement and plan of merger. We would pay the purchase price using a combination of our available cash and cash equivalents and short-term investments and the funds to be available pursuant to the $80.0 senior secured credit facilities commitment letter with Credit Suisse.

Net cash provided by operating activities was $39.8 million during the year ended December 31, 2005, an increase of $7.1 million, or 21.6%, from $32.7 million during the year ended December 31, 2004. This increase was primarily due to our $31.8 million increase in net income during the year ended December 31, 2005 as compared to the year ended December 31, 2004, which includes a $14.8 million income tax benefit associated with the reduction of our deferred tax asset valuation allowance by approximately $31.6 million and a $3.0 million larger increase in accrued expenses as of December 31, 2005 as compared to December 31, 2004 primarily due to a $1.3 million increase in accrued bonuses associated with increase in compensation plans for certain executives during 2005 and a lower frequency of annual employee bonus payments; annual bonuses were split between two payments in 2004 as compared to only one payment in 2005. Therefore, accrued bonuses at the end of 2005 represent the annual bonus payments to employees to be paid in the first quarter of 2006. These increases were offset in part by a $5.4 million unfavorable impact to cash flows related to an increase in accounts receivable due to an increase in invoicing associated with increased sales to new and existing clients during 2005 as compared to 2004 and a $3.3 million decrease in amortization of intangibles resulting from acquisitions due to certain identifiable intangible asset balances being fully amortized in prior periods. The increase in net cash provided by operating activities was further decreased by a $4.0 million decrease in the change in deferred revenues as of December 31, 2005 from December 31, 2004 as compared to the change in deferred revenues as of December 31, 2004 from December 31, 2003 primarily due to the timing of sales and invoicing related to sales of the Blackboard Transaction System.

Net cash used in investing activities was $53.1 million during the year ended December 31, 2005, an increase of $25.7 million, or 93.5%, from $27.4 million during the year ended December 31, 2004. This increase in cash usage was due to the $88.6 million investment of our cash and cash equivalents in higher yield short-term investments, offset by sales of short-term investments of $46.0 million and purchases of property and equipment of $8.0 million during the year ended December 31, 2005. Further, during 2005, we paid $2.5 million in costs related to our proposed merger with WebCT.

Net cash provided by financing activities was $11.0 million during the year ended December 31, 2005 as compared to net cash provided by financing activities of $42.4 million during the year ended December 31, 2004. This decrease was primarily due to the $50.9 million in proceeds from our IPO in June 2004, net of offering costs, offset in part by a $9.8 million increase in proceeds from stock option exercises during the year ended December 31, 2005 and a $9.9 million decrease in repayments on outstanding debt during the year ended December 31, 2005 as compared to the year ended December 31, 2004.

As of December 31, 2005 we had no outstanding debt. Our working capital line of credit with Silicon Valley Bank expired on April 30, 2005 by its terms. During the three months ended December 31, 2005, we repaid all amounts outstanding on our equipment lines of credit with Silicon Valley Bank. We did not deem the working capital line of credit or equipment lines of credit to be necessary and consequently did not renew them upon their expiration.

We believe that our existing cash and cash equivalents, short-term investments and future cash provided by operating activities, together with borrowings available under the commitment letter described before related to the WebCT merger, will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including whether and when we complete the WebCT merger, our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new products or services, the timing of enhancements to existing products and services and the timing of capital expenditures. Also, we may make investments in, or acquisitions of, complementary businesses, services or technologies which could also require us to seek additional equity or debt financing. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements with unconsolidated entities or related parties and accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

Obligations and Commitments

As of December 31, 2005, minimum future rental payments under noncancelable operating leases and rental income from subleases are as follows for the years below:

	Operating	Sub Lease
	Leases	Income
	(In thousands)

2006	$3,807	$139
2007	2,901	131
2008	838	—
2009	702	—
2010	101	—
2011 and beyond	65	—

Total	$8,414	$270

On January 27, 2006, we entered into an amendment for our Washington, D.C. lease adding additional space and extending our lease term until January 2008, with an option to extend the term to January 2013. Our annual rental payments will increase by approximately $400,000 per year through 2007 and by approximately $35,000 for 2008, which is not included in the above table.

Seasonality

Our operating results and operating cash flows normally fluctuate as a result of seasonal variations in our business, principally due to the timing of client budget cycles and student attendance at client facilities. Historically, we have had lower new sales in our first and fourth quarters than in the remainder of the year. Our expenses, however, do not vary significantly with these changes and, as a result, such expenses do not fluctuate significantly on a quarterly basis. Historically, we have performed a disproportionate amount of our professional services, which are recognized as incurred, in our second and third quarters each year. In addition, deferred revenues can vary on a seasonal basis for the same reasons. We expect quarterly fluctuations in operating results and operating cash flows to continue as a result of the uneven seasonal demand for our licenses and services offerings. This pattern may change, however, as a result of acquisitions, new market opportunities or new product introductions.

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

We adopted SFAS 123(R) on January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123(R) for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We will implement SFAS 123(R) in the first quarter of 2006 and intend to use the modified prospective method. We expect the adoption to result in the recognition of stock-based compensation expense of approximately $5.5 million for stock options granted prior to January 1, 2006 plus the expense related to stock options granted during 2006. The expense for stock options granted during 2006 cannot be determined at this time due to the uncertainty of our stock price, the related Black-Scholes fair value and the timing of future grants.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our principal exposure to market risk relates to changes in interest rates. Our working capital line of credit with Silicon Valley Bank expired on April 30, 2005 by its terms. During the three months ended December 31, 2005, we repaid all outstanding amounts due on our equipment lines of credit. In connection with our proposed merger with WebCT, we have entered into a $80.0 million senior secured credit facilities commitment letter with Credit Suisse. If the facilities are rated at or above the ratings threshold set forth in the commitment letter, the interest on the facilities will accrue at one of the following rates selected by us (a) adjusted LIBOR plus 2.25%-2.50% or (b) an alternate base rate plus 1.25%-1.50%. If the facilities are rated below such ratings threshold, the interest on the facilities will accrue and be payable quarterly in arrears at one of the following rates selected by us (a) adjusted LIBOR plus 2.50%-2.75% or (b) alternate base rate plus 1.50%-1.75%. The alternate base rate is the higher of Credit Suisse’s prime rate and the federal funds effective rate plus 0.5%. In addition, we have agreed to “flex” terms, allowing Credit Suisse to alter certain provisions of the facilities, including but not limited to the interest rate, if advisable to ensure a successful syndication of the facilities. Assuming we draw the entire $80.0 million under the credit facilities, a one-percentage point change in the interest rates ultimately applicable to our credit facilities could result in an increase of up to $800,000 in our future interest expense per year, before taking into account repayment of any principal.

Interest income on our cash and cash equivalents and short-term investments is subject to interest rate fluctuations, but we believe that the impact of such fluctuations does not have a material effect on our financial position because of the short-term nature of the relevant financial instruments. For the year ended December 31, 2005, a one-percentage point adverse change in interest rates would have reduced our interest income for the year ended December 31, 2005 by approximately $1.1 million.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). There are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included herein.

Signature	Title	Date

/s/ Michael L. Chasen Michael L. Chasen	Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2006

/s/ Peter Q. Repetti Peter Q. Repetti	Chief Financial Officer (Principal Financial Officer)	February 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Blackboard Inc.

We have audited the accompanying consolidated balance sheets of Blackboard Inc. as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blackboard Inc. at December 31, 2004 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Blackboard Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 9, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

McLean, VA
February 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Blackboard Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Blackboard Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Blackboard Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Blackboard Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Blackboard Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Blackboard Inc. as of December 31, 2004 and 2005, and the related consolidated statements of income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2005 of Blackboard Inc. and our report dated February 9, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP
McLean, Virginia
February 9, 2006

BLACKBOARD INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2005
	(In thousands)

Current assets:
Cash and cash equivalents	$78,149	$75,895
Short-term investments	20,000	62,602
Accounts receivable, net of allowance for doubtful accounts of $954,000 and $701,000 at December 31, 2004 and 2005, respectively	21,686	26,136
Inventories	1,994	1,806
Prepaid expenses and other current assets	1,727	2,637
Deferred tax asset, current portion	—	10,274
Deferred cost of revenues, current portion	4,547	5,797

Total current assets	128,103	185,147
Deferred tax asset, noncurrent portion	—	12,023
Deferred cost of revenues, noncurrent portion	369	1,310
Deferred merger costs (WebCT, Inc.)	—	4,956
Property and equipment, net	8,848	9,940
Goodwill	10,252	10,252
Intangible assets, net	826	560

Total assets	$148,398	$224,188

Current liabilities:
Accounts payable	$1,114	$1,833
Accrued expenses	9,290	14,083
Equipment note, current portion	525	—
Deferred rent, current portion	247	347
Deferred revenues, current portion	63,901	74,975

Total current liabilities	75,077	91,238
Equipment note, noncurrent portion	237	—
Deferred rent, noncurrent portion	820	426
Deferred revenues, noncurrent portion	3,157	2,199
Commitments and contingencies
Preferred stock, $0.01 par value; 5,000,000 shares authorized, and no shares issued or outstanding at December 31, 2004 and 2005	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 25,977,822 and 27,479,351 shares issued and outstanding at December 31, 2004 and 2005, respectively	260	275
Additional paid-in capital	191,664	210,919
Deferred stock compensation	(209)	(114)
Accumulated deficit	(122,608)	(80,755)

Total stockholders’ equity	69,107	130,325

Total liabilities and stockholders’ equity	$148,398	$224,188

See accompanying notes.

BLACKBOARD INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2004	2005
	(In thousands, except share and per share data)

Revenues:
Product	$83,331	$98,632	$120,389
Professional services	9,147	12,771	15,275

Total revenues	92,478	111,403	135,664
Operating expenses:
Cost of product revenues, excludes amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below (see Note 2)	23,079	25,897	29,607
Cost of professional services revenues	6,628	7,962	10,220
Research and development	11,397	13,749	13,945
Sales and marketing	30,908	35,176	37,873
General and administrative	14,731	14,895	19,231
Amortization of intangibles resulting from acquisitions	5,757	3,517	266
Stock-based compensation	319	174	75

Total operating expenses	92,819	101,370	111,217

(Loss) income from operations	(341)	10,033	24,447
Other income (expense), net:
Interest expense	(573)	(179)	(49)
Interest income	103	494	3,146

(Loss) income before provision (benefit) for income taxes	(811)	10,348	27,544
(Provision) benefit for income taxes	(614)	(299)	14,309

Net (loss) income	(1,425)	10,049	41,853
Dividends on and accretion of convertible preferred stock	(10,077)	(6,344)	—

Net (loss) income attributable to common stockholders	$(11,502)	$3,705	$41,853

Net (loss) income attributable to common stockholders per common share:
Basic	$(2.09)	$0.23	$1.57

Diluted	$(2.09)	$0.21	$1.47

Weighted average number of common shares:
Basic	5,516,476	16,071,598	26,714,748

Diluted	5,516,476	17,864,137	28,509,777

See accompanying notes.

BLACKBOARD INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

			Additional	Deferred		Total
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	(Deficit) Equity
	(In thousands, except share amounts)

Balance at December 31, 2002	5,502,432	$55	$17,859	$(85)	$(131,232)	$(113,403)
Issuance of common stock upon exercise of options	33,298	—	194	—	—	194
Issuance of common stock in connection with acquisition of Prometheus	666	—	—	—	—	—
Issuance of compensatory stock options	—	—	23	(18)	—	5
Recognition of stock compensation for modification of options	—	—	21	—	—	21
Amortization of deferred stock compensation	—	—	—	68	—	68
Accretion of beneficial conversion feature associated with Series E Preferred Shares and warrants	—	—	(777)	—	—	(777)
Accretion on preferred stock and related dividends	—	—	(9,300)	—	—	(9,300)
Net loss	—	—	—	—	(1,425)	(1,425)

Balance at December 31, 2003	5,536,396	55	8,020	(35)	(132,657)	(124,617)
Issuance of common stock upon exercise of options	397,033	4	1,966	—	—	1,970
Issuance of common stock upon exercise of warrants	156,171	2	246	—	—	248
Issuance of common stock in connection with acquisition of Prometheus	27,447	—	—	—	—	—
Issuance of compensatory stock options	—	—	348	(279)	—	69
Amortization of deferred stock compensation	—	—	—	105	—	105
Accretion of beneficial conversion feature associated with Series E Preferred Shares and warrants	—	—	(1,775)	—	—	(1,775)
Accretion on preferred stock and related dividends	—	—	(4,569)	—	—	(4,569)
Issuance of common stock pursuant to accrued dividends on convertible preferred stock	2,414,857	24	—	—	—	24
Issuance of common stock pursuant to conversion of convertible preferred stock	13,371,980	134	136,483	—	—	136,617
Issuance of common stock pursuant to initial public offering, net of expenses	4,073,938	41	50,945	—	—	50,986
Net income	—	—	—	—	10,049	10,049

Balance at December 31, 2004	25,977,822	260	191,664	(209)	(122,608)	69,107
Issuance of common stock upon exercise of options	1,320,728	13	11,779	—	—	11,792
Issuance of common stock upon cashless exercise of warrants	180,801	2	(2)	—	—	—
Amortization of deferred stock compensation	—	—	(20)	95	—	75
Tax benefit for exercise of disqualified stock options	—	—	7,498	—	—	7,498
Net income	—	—	—	—	41,853	41,853

Balance at December 31, 2005	27,479,351	$275	$210,919	$(114)	$(80,755)	$130,325

See accompanying notes.

BLACKBOARD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2004	2005
	(In thousands)

Cash flows from operating activities Net (loss) income	$(1,425)	$10,049	$41,853
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Deferred tax benefit	—	—	(14,799)
Depreciation and amortization	3,911	6,275	6,867
Amortization of intangibles resulting from acquisitions	5,757	3,517	266
Change in allowance for doubtful accounts	586	(64)	(253)
Noncash deferred stock compensation	94	174	75
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(6,345)	1,248	(4,197)
Inventories	529	56	188
Prepaid expenses and other current assets	3,053	(173)	(910)
Deferred cost of revenues	675	(1,070)	(2,191)
Accounts payable	321	(719)	719
Accrued expenses	594	(610)	2,373
Deferred rent	(170)	(68)	(294)
Deferred revenues	12,130	14,116	10,116

Net cash provided by operating activities	19,710	32,731	39,813
Cash flows from investing activities
Purchase of property and equipment	(5,029)	(7,440)	(7,959)
Purchase of held-to-maturity securities	—	—	(33,296)
Sale of held-to-maturity securities	—	—	9,750
Purchase of available-for-sale securities	—	(20,000)	(55,306)
Sale of available-for-sale securities	—	—	36,250
Payments for merger costs (WebCT, Inc.)	—	—	(2,536)
Acquisition of business, net of cash acquired	(4,500)	—	—

Net cash used in investing activities	(9,529)	(27,440)	(53,097)
Cash flows from financing activities
Proceeds from equipment notes	1,500	—	—
Payments on equipment notes	(1,421)	(922)	(762)
Proceeds from issuance of common stock pursuant to initial public offering, net of expenses	—	50,986	—
Proceeds from line of credit	10,380	7,880	—
Payments on line of credit	(9,750)	(15,760)	—
Payments on note payable	(1,000)	(2,000)	—
Proceeds from issuance of common stock pursuant to exercise of warrants	—	248	—
Proceeds from exercise of stock options	194	1,970	11,792

Net cash (used in) provided by financing activities	(97)	42,402	11,030
Net increase (decrease) in cash and cash equivalents	10,084	47,693	(2,254)
Cash and cash equivalents at beginning of year	20,372	30,456	78,149

Cash and cash equivalents at end of year	$30,456	$78,149	$75,895

Supplemental cash flow information
Cash paid for interest	$541	$179	$49
Cash paid for income taxes	88	607	687
Preferred stock dividends and accretion of convertible redeemable preferred stock	10,077	6,344	—

See accompanying notes.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2005

1.	Nature of Business and Organization

Blackboard Inc. (the Company) is an enterprise software company for the education markets. The Company’s suites of products include the following five products: Blackboard Learning System, Blackboard Community System, Blackboard Content System, Blackboard Transaction System and Blackboard One.

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

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Short-term Investments

All investments with original maturities of greater than 90 days are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification at the time of purchase and reevaluates such designation as of each balance sheet date. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity under the effective interest method. Such amortization is recorded as interest income. Interest on held-to-maturity securities is recorded as interest income. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses, if any, reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are recorded as other income (expense) in the consolidated statements of operations. At December 31, 2005, the Company held $62.6 million in short-term investments which consisted of $23.5 million in government agency bonds, which are classified as held-to-maturity and $39.1 million in auction rate securities, which are classified as available-for-sale. The Company’s investments in these auction rate securities are recorded at cost which approximates market due to their variable interest rates which reset approximately every 30 days. As such, the underlying maturities of these investments as of December 31, 2005 range from approximately 20 to 38 years. Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities and, therefore, these securities have been classified as short-term.

Restricted Cash

At December 31, 2004 and 2005, $553,000 and $529,000, respectively, of cash was pledged as collateral on outstanding letters of credit related to office space lease obligations and is included in prepaid expenses and other current assets on the consolidated balance sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company deposits its cash with financial institutions that the Company considers to be of high credit quality.

With respect to accounts receivable, the Company performs ongoing evaluations of its customers, generally grants uncollateralized credit terms to its customers, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses. As of and for the years ended December 31, 2004 and 2005, there were no significant concentrations with respect to the Company’s consolidated revenues or accounts receivable.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized revenue for products and professional services provided to an investor of $2,973,000 and $3,860,000 for the years ended December 31, 2003 and 2004, respectively. This investor did not hold any of the Company’s stock during 2005.

Deferred Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.

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

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cost of Revenues and Deferred Cost of Revenues

Cost of revenues include all direct materials, direct labor, and those indirect costs related to revenue such as indirect labor, materials and supplies, equipment rent, and amortization of software developed internally and software license rights. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles acquired in acquisitions. Amortization expense related to acquired technology for the years ended December 31, 2003 and 2004 was $3,467,000 and $1,567,000, respectively. There was no amortization expense related to acquired technology for the year ended December 31, 2005 as the related assets were fully amortized at the end of 2004. The Company does not have transactions in which the deferred costs of revenues exceed deferred revenues.

Deferred cost of revenues represent the cost of hardware (if sold as part of a complete system) and software that is purchased and has been sold in conjunction with the Company’s products. These costs are recognized as costs of revenues proportionally and over the same period that deferred revenue is recognized as revenues in accordance with SAB Topic 13.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software Development Costs

Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized to the extent that the capitalizable costs do not exceed the realizable value of such costs, until the product is available for general release to customers. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical performance requirements. Under the Company’s definition, establishing technological feasibility is considered complete only after the majority of client testing and feedback has been incorporated into product functionality. As of December 31, 2004 and 2005, the Company has capitalized software of $1,796,000 and $2,394,000, respectively, which is amortized over two years. The Company amortized $634,000, $457,000 and $386,000 for the years ended December 31, 2003, 2004 and 2005, respectively. Capitalized software is included in property and equipment in the accompanying consolidated balance sheets.

Advertising

The Company expenses advertising as incurred.  Advertising expense was $234,000, $338,000 and $834,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

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

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect of net (loss) income attributable to common stockholders and net (loss) income attributable to common stockholders per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

	Year Ended December 31,
	2003	2004	2005
	(In thousands
	except per share amounts)

Pro forma net (loss) income attributable to common stockholders:
As reported	$(11,502)	$3,705	$41,853
Add: Stock-based compensation included in reported net (loss) income attributable to common stockholders	319	174	75
Deduct: Stock-based compensation expense determined under fair value-based method for all awards	(2,942)	(4,382)	(6,031)

Pro forma net (loss) income attributable to common stockholders	$(14,125)	$(503)	$35,897

Net (loss) income attributable to common stockholders per common share:
Basic as reported	$(2.09)	$0.23	$1.57

Diluted as reported	$(2.09)	$0.21	$1.47

Basic — pro forma	$(2.56)	$(0.03)	$1.34

Diluted — pro forma	$(2.56)	$(0.03)	$1.26

The effect of applying SFAS 123 on pro forma net (loss) income attributable to common stockholders as stated above is not necessarily representative of the effects on reported net (loss) income attributable to common stockholders for future years due to, among other things, the vesting period of the stock options and the fair value of additional options to be granted in the future years.

The weighted-average fair value of options granted during 2003, 2004 and 2005 was $6.59, $6.88 and $8.95, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants issued during the years ended December 31, 2003, 2004 and 2005:

	Year Ended December 31,
	2003	2004	2005

Dividend yield	0%	0%	0%
Expected volatility	85%	64.8%	47.4%
Average risk-free interest rate	3.00%	3.25%	4.00%
Expected term	5 years	5 years	5 years

Basic and Diluted Net (Loss) Income Attributable to Common Stockholders per Common Share

Basic net (loss) income attributable to common stockholders per common share excludes dilution for potential common stock issuances and is computed by dividing net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net (loss) income attributable to common stockholders per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Mandatorily redeemable convertible preferred stock, stock options and warrants were not considered in the

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

computation of diluted net (loss) income attributable to common stockholders per common share for the year ended December 31, 2003 as their effect is anti-dilutive.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net (loss) income attributable to common stockholders per common share:

	Year Ended December 31,
	2003	2004	2005
	(In thousands, except share and per share amounts)

Basic net (loss) income attributable to common stockholders per common share:
Net income (loss)	$(1,425)	$10,049	$41,853
Less preferred stock dividends:
Redeemable convertible preferred stock	(10,077)	(6,344)	—

Net (loss) income attributable to common stockholders per common share	$(11,502)	$3,705	$41,853

Weighted average shares outstanding	5,516,476	16,071,598	26,714,748

Basic net (loss) income attributable to common stockholders per common share	$(2.09)	$0.23	$1.57

Diluted net (loss) income attributable to common stockholders per common share:
Net (loss) income attributable to common stockholders per common share	$(11,502)	$3,705	$41,853

Weighted average number of basic shares outstanding	5,516,476	16,071,598	26,714,748
Dilutive effect of:
Stock options related to the purchase of common stock	—	1,591,412	1,697,566
Warrants related to the purchase of common stock	—	201,127	97,463

Diluted shares outstanding	5,516,476	17,864,137	28,509,777

Diluted net (loss) income attributable to common stockholders per common share	$(2.09)	$0.21	$1.47

Segment Information

The Company currently operates in one business segment; namely the development, commercialization and implementation of software products and related services. The Company evaluates its market opportunities by referring to the U.S. postsecondary education market, U.S. elementary and secondary market, or K-12, education market, and the international postsecondary education market. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its products or product development. Accordingly, the Company does not accumulate discrete financial information with respect to separate product lines and does not have separately reportable segments as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Substantially all of the Company’s material identifiable assets are located in the United States. Revenues derived from international sales were $12.5 million, $16.8 million and $21.9 million for the years ended December 31, 2003, 2004 and 2005, respectively. Substantially all international sales are denominated in U.S. dollars.

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

The Company will adopt SFAS 123(R) on January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will implement SFAS 123(R) in the first quarter of 2006 and intends to use the modified prospective method. The Company expects the adoption to result in the recognition of stock-based compensation expense of approximately $5.5 million for options granted prior to January 1, 2006 plus the expense related to options granted during 2006. The expense for options granted during 2006 cannot be determined at this time due to the uncertainty of the Company’s stock price, the related Black-Scholes fair value and the timing of future grants.

Comprehensive Net (Loss) Income

Comprehensive net (loss) income includes net (loss) income, combined with unrealized gains and losses not included in earnings and reflected as a separate component of stockholders’ (deficit) equity. There were no differences between net (loss) income and comprehensive net (loss) income for the years ended December 31, 2003, 2004 and 2005.

3.	Business Combinations

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

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Proposed Merger with WebCT, Inc.

On October 12, 2005, the Company entered into an agreement and plan of merger with WebCT, Inc. (WebCT), and one of the Company’s wholly owned subsidiaries which contemplates that the Company will acquire WebCT for a purchase price of $180.0 million in cash, less specified expenses and other adjustments set forth in the agreement through the merger of the Company’s subsidiary with WebCT. On February 6, 2006, the Company announced that it had received regulatory clearance from the U.S. Department of Justice to complete the transaction. Completion of the transaction remains subject to customary closing conditions

If the merger is consummated, the Company would pay the purchase price using a combination of its available working capital and financing vehicles to be provided pursuant to a $80.0 million senior secured credit facilities commitment letter with Credit Suisse, Cayman Islands Branch (Credit Suisse). The commitment letter provides for a $70.0 million senior secured term loan facility repayable over six years and a $10.0 million senior secured revolving credit facility due and payable in full at the end of five years. If the facilities are rated at or above the ratings threshold set forth in the commitment letter, the interest on the facilities will accrue at one of the following rates selected by the Company (a) adjusted LIBOR plus 2.25%-2.50% or (b) an alternate base rate plus 1.25%-1.50%. If the facilities are rated below such ratings threshold, the interest on the facilities will accrue and be payable quarterly in arrears at one of the following rates selected by the Company (a) adjusted LIBOR plus 2.50%-2.75% or (b) alternate base rate plus 1.50%-1.75%. The alternate base rate is the higher of Credit Suisse’s prime rate and the federal funds effective rate plus 0.5%. In addition, the Company has agreed to “flex” terms, allowing Credit Suisse to alter specified provisions of the facilities, including but not limited to the interest rate, if advisable to ensure a successful syndication of the facilities.

Under the terms of the commitment letter, the credit facilities would be guaranteed by all of the Company’s domestic subsidiaries and secured by perfected first priority security interests in, and mortgages on, substantially all of the Company’s tangible and intangible assets (including the capital stock of each specified subsidiary) and each of the Company’s subsidiaries. In addition, the facilities would contain customary negative covenants applicable to the Company and its subsidiaries with respect to its operations and financial condition.

Under the agreement and plan of merger, the Company and WebCT each have a termination right if a court or governmental agency has issued a final, non-appealable order preventing the consummation of the merger. In addition, if the agreement and plan of merger is terminated other than by mutual consent or as a result of a breach by WebCT, the Company would be required to pay WebCT $15.0 million in liquidated damages.

As of December 31, 2005, the Company had incurred $4.9 million in costs related to this merger with WebCT. These costs are classified as deferred merger costs on the Company’s consolidated balance sheet. When and if the merger is completed, these costs will be included as part of the purchase price allocation. The Company will perform an analysis of the fair values of the identifiable tangible and intangible assets acquired in the transaction which will be amortized or depreciated as appropriate.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Inventories

Inventories consist of the following:

	December 31,
	2004	2005
	(In thousands)

Raw materials	$395	$700
Work-in-process	518	451
Finished goods	1,081	655

Total inventories	$1,994	$1,806

5.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2004	2005
	(In thousands)

Computer and office equipment	$19,201	$24,394
Software	9,196	11,347
Furniture and fixtures	539	599
Leasehold improvements	1,311	1,866

	30,247	38,206
Less accumulated depreciation and amortization	(21,399)	(28,266)

Total property and equipment, net	$8,848	$9,940

Depreciation and amortization expense for the years ended December 31, 2003, 2004 and 2005 was $3,911,000, $6,275,000 and $6,867,000, respectively.

6.	Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	December 31,
	2004	2005
	(In thousands)

Goodwill	$10,252	$10,252

Acquired technology	$10,400	$10,400
Contracts and customer lists	5,443	5,443
Non-compete agreements	2,043	2,043
Trademarks and domain names	71	71

Subtotal	17,957	17,957

Less accumulated amortization	(17,131)	(17,397)

Intangible assets, net	$826	$560

Amortization of intangible assets for the years ended December 31, 2006, 2007 and 2008 is expected to be $266,000, $266,000 and $28,000, respectively.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has chosen October 1 as the date to perform its annual impairment analysis under SFAS No. 142, “Goodwill and Other Intangible Assets”.

7.	Debt

Working Capital and Equipment Lines

On April 30, 2005, the Company’s working capital line expired by its terms. Based on the Company’s current cash position, which includes the net proceeds from its initial public offering in June 2004 and historic positive cash flows from operations, the Company elected not to renew the working capital line of credit.

As of December 31, 2004, $762,000 was outstanding on the equipment lines of credit. During 2005, the Company repaid all amounts outstanding on the equipment lines of credit. As of December 31, 2005, the Company had no outstanding debt.

Note Payable

In connection with the acquisition of Prometheus in January 2002, the Company entered into a $3,000,000 note payable with The George Washington University. The note payable accrued interest at 6.5%, payable quarterly. Three $1,000,000 principal payments, including accrued interest, were due in July 2003, January 2004 and July 2004. As of December 31, 2004, the Company had no further payments due to The George Washington University.

8.	Convertible Preferred Stock

The Company completed an initial public offering (IPO) in June 2004 (see Note 9). Upon the closing of the IPO, 13,371,980 shares of common stock were issued upon conversion of all of the Company’s outstanding preferred stock and 2,414,857 shares of common stock were issued in satisfaction of accrued dividends on the Company’s preferred stock.

Issuances

During December 2000, the Company issued Series D Warrants to purchase 962,711 shares of the Company’s Series D Preferred Stock at an exercise price of $3.27 per share to some of its investors for guaranteeing a line of credit. The Series D Warrants were exercisable immediately. As of December 31, 2004, 256,009 shares of common stock were reserved for future issuance upon exercise of Series D Warrants assuming a conversion ratio of 2.1189894-to-1 into the Company’s common stock. During 2005, the Company issued 178,574 shares of common stock upon cashless exercises of Series D warrants held by certain stockholders. As of December 31, 2005, no Series D warrants are outstanding.

In April 2001, the Company increased the number of authorized shares of its preferred stock to 30,000,000. Also during April 2001, the Company issued 9,468,309 shares of Series E and warrants for the purchase of 3,313,907 of Series E (Series E Warrants) for total net proceeds of $51,373,000. The Series E Warrants had an exercise price of $0.01 and became exercisable in 2002, subject to certain restrictions as defined in the Series E Warrants. The Company allocated $38,682,000 of the proceeds from this offering to the Series E and $13,528,000 to Series E Warrants based on their relative fair value. Beneficial conversion features of $3,073,421 and $1,052,870 were calculated based on the difference between the accounting conversion price of the Series E and Series E Warrants, respectively, and the fair value of common stock at the commitment date. The Company accreted the discounts resulting from recording the beneficial conversion features from the date of issuance to the redemption date of the Series E. Accretion of the discount resulting from recording the beneficial conversion feature related to the Series E amounted to $615,000 and $1,409,000

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in 2003 and 2004, respectively. Accretion of the discount resulting from recording a beneficial conversion feature related to the Series E Warrants amounted to $210,000 and $366,000 in 2003 and 2004, respectively.

The Company incurred $837,000 of issuance costs related to the Series E. The Company accreted $2,077,000 and $998,000, from the Series E Warrants to the Series E in 2003 and 2004, respectively. Effective with the issuance of the Series E, the redemption date for the Series B Convertible Preferred Stock, par value $0.01 per share (Series B), Series C Convertible Preferred Stock, par value $0.01 per share (Series C), and Series D was extended to July 10, 2006. The redemption date for the Series E was April 6, 2006.

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

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

holders of the Series B, C and D were pari passu and had a preference over the Series A and common stockholders.

The liquidation preference for the Series B, C, D and E equaled the amount paid per share upon issuance of such shares plus any accrued and unpaid dividends thereon. Series B, C and D also participated so that, after payment of the original purchase price plus unpaid dividends to the holders of Series E together with holders of any other series of preferred stock, the remaining assets would be distributed on a pro-rata basis to all shareholders on a common equivalent share basis, subject to certain limitations.

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

During January 2002, the Company issued 512,959 shares of common stock, in connection with the acquisition of Prometheus, to The George Washington University. In October 2002 and April 2003, the Company issued an additional 7,203 and 666 shares of common stock, respectively, to The George Washington University pursuant to an antidilution provision in the Prometheus sales agreement and as a result of the exercises of certain Series E Warrants in connection with the Company’s IPO. In April 2004, the Company issued an additional 27,447 shares under this agreement. As of December 31, 2004, the Company is not obligated to issue any more shares under this agreement.

During March 2003, the Company increased the authorized number of common stock shares to 30,000,000.

On June 16, 2004, the Company issued 21,372 shares of common stock upon exercise of common warrants held by a certain stockholder.

The Company completed its IPO of 6,325,000 shares of common stock on June 23, 2004, which included the underwriter’s over-allotment option exercise of 825,000 shares of common stock. Of the 6,325,000 shares of common stock sold in the IPO, 2,251,062 shares were sold by selling shareholders and 4,073,938 shares were sold by the Company, generating approximately $50,986,000 in proceeds to the Company, net of offering expenses and underwriters discounts. Upon closing of the IPO, 13,371,980 shares of common stock were issued upon conversion of the Company’s preferred stock and 2,414,857 shares of common stock were issued in satisfaction of accrued dividends on the Company’s preferred stock.

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

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2005, the Company issued 178,574 shares of common stock upon cashless exercises of Series D warrants held by certain stockholders. As of December 31, 2005, there are no Series D warrants outstanding.

During 2005, the Company issued 2,227 shares of common stock upon exercise of common warrants held by a certain stockholder. As of December 31, 2005, there are no common warrants outstanding.

10.	Stock Option Plan

In January 1998, the Company adopted a stock option plan in order to provide an incentive to eligible employees, consultants, directors and officers of the Company. In March 2003, the Company increased the number of shares of common stock reserved under the stock option plan by 505,776 shares to 4,563,035 shares. As of December 31, 2005, 2,561,877 shares of common stock were reserved under the stock option plan. Shares of common stock available for distribution pursuant to stock options outstanding under the stock option plan were 2,245,146 as of December 31, 2005. Stock options granted under the stock option plan generally vest over a four-year period and have a ten year expiration period. Shares available for future grant as of December 31, 2005 were 316,731, however no future grants will be made under this plan.

In March 2004, the Company adopted the 2004 Stock Incentive Plan in which 1,887,692 shares of common stock are reserved under the plan. During 2005, the Company increased the number of shares of common stock reserved under the stock option plan by 463,808 shares to 2,350,000 shares. The Company’s officers, employees, directors, outside consultants and advisors are eligible to receive grants under the plan. The plan expires February 2014. As of December 31, 2005, 2,314,790 shares of common stock were reserved under the stock option plan. Shares of common stock available for distribution pursuant to stock options outstanding under the stock option plan were 1,098,983 as of December 31, 2005. Stock options granted under the stock option plan generally vest over a three-year period and have a eight year expiration period. Shares available for future grant as of December 31, 2005 were 1,215,807.

A summary of the status of the Company’s stock option plans is presented below for the years ended December 31, 2003, 2004 and 2005:

		Weighted-Average
	Shares	Exercise Price

Options outstanding at December 31, 2002	3,571,508	9.01
Options granted	571,567	9.66
Options exercised	(33,298)	5.85
Options forfeited	(616,686)	10.09

Options outstanding at December 31, 2003	3,493,091	8.95
Options granted	1,124,272	13.22
Options exercised	(397,033)	4.95
Options forfeited	(282,737)	11.68

Options outstanding at December 31, 2004	3,937,593	10.37
Options granted	944,629	19.10
Options exercised	(1,311,762)	8.99
Options forfeited	(227,148)	14.92

Options outstanding at December 31, 2005	3,343,312	13.06

Options exercisable at December 31, 2005	1,903,411	10.33

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For various price ranges, weighted average characteristics of outstanding and exercisable options as of December 31, 2005 were as follows:

	Outstanding Options			Exercisable Options
		Weighted Average	Weighted		Weighted
		Remaining Life	Average		Average
Range of Exercise Prices	Shares	(Years)	Price	Shares	Price

$0.02-$8.71	149,798	2.57	$1.332	149,798	$1.32
$8.72-$10.81	1,606,304	6.51	9.57	1,369,792	9.53
$10.82-$14.00	328,532	8.44	14.00	121,559	14.00
$14.01-$19.88	994,658	6.94	17.19	253,142	17.89
$19.89-$31.34	264,020	7.79	24.27	9,120	20.48

	3,343,312			1,903,411

In certain instances, the Company has determined that the fair value of the underlying common stock on the date of grant was in excess of the exercise price of the options. As a result, the Company recorded deferred compensation on these stock options of approximately $18,000 and $279,000 for the years ended December 31, 2003 and 2004, respectively, as an increase in additional paid-in capital and is amortizing it as a charge to operations over the vesting periods of four years. The Company recognized stock compensation expense related to those stock options of $68,000, $105,000 and $75,000 for the years ended December 31, 2003, 2004 and 2005, respectively. The Company recognized $5,000 and $69,000 in stock compensation expense related to options issued to nonemployees for the years ended December 31, 2003 and 2004, respectively.

During 2003, the Company modified the stock option awards for certain individuals by modifying the terms of their agreements at the time they separated from the Company. The Company remeasured these options and recognized compensation expense of $245,000 for these modifications in 2003. There were no remaining unvested options as of December 31, 2004 related to these individuals.

11.	Income Taxes

The Company, for the first time in its history, generated cumulative earnings from operations for the three-year period ended December 31, 2005. As a result of this positive earnings trend and projected operating results in the foreseeable future, the Company determined that it was more likely than not that it would be able to generate sufficient taxable income to utilize its United States net operating loss carryforwards, and accordingly, reduced its deferred tax asset valuation allowance by approximately $31.6 million. This reduction resulted in the recognition of an income tax benefit totaling $14.8 million and an increase in additional paid-in-capital of $7.5 million related to tax deductions resulting from the exercise of stock options. The Company does not have an established history of earnings related to its international net operating loss carryforwards, primarily resulting from our operations in The Netherlands, and therefore these international net operating loss carryforwards continue to be fully reserved through a valuation allowance as of December 31, 2005. Of the total income tax benefit recognized, approximately $12.2 million related to a Federal deferred tax benefit with the remainder representing a state deferred tax benefit.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes for the years ended December 31 is comprised of the following:

	December 31,
	2003	2004	2005
	(In thousands)

Current expense	$614	$299	$490
Deferred expense (benefit)	—	—	(14,799)

Provision (benefit) for income taxes	$614	$299	$(14,309)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

	December 31,
	2004	2005
	(In thousands)

Deferred tax assets (liabilities):
Net operating loss carryforwards	$23,077	$8,755
International net operating loss carryforwards	3,334	2,391
Research and development and other tax credits	2,030	2,568
Net operating loss attributable to stock option exercises	704	7,498
Depreciation	1,139	1,630
Amortization	2,927	2,687
Bad debts	371	277
Deferred rent	384	305
Deferred revenues	1,365	967
Deferred cost of revenues	(1,888)	(1,772)
Other accruals and prepaids	1,058	(153)
Valuation allowance	(34,501)	(2,856)

Net deferred tax assets (liabilities)	$—	$22,297

As of December 31, 2005, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $40 million. Approximately $3 million of this amount is restricted under Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes, as defined by that section, occur. The Company has performed an analysis of its Section 382 ownership changes and has determined that the utilization of certain of its net operating loss carryforwards may be limited. Such limitation will defer the utilization of approximately $3 million of its net operating loss carryforwards, which will be limited to approximately $200,000 per year and will expire, if unused, by the end of 2019. Due to the length of time available to fully utilize the net operating loss carryforwards and the likelihood of having sufficient taxable income in those periods, the Company believes it is more likely than not that these assets will be realized.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The (benefit) provision for income taxes differs from the amount of taxes determined by applying the U.S. federal statutory rate to loss (income) before provision for income taxes as a result of the following for the year ended December 31:

	2003	2004	2005

Federal tax at statutory rates	34.0%	34.0%	35.0%
State taxes, net of federal benefit	4.6	4.6	4.5
Change in valuation allowance	(390.9)	(24.5)	(87.7)
Permanent differences	276.6	(11.2)	(3.7)

(Benefit) provision for income taxes	(75.7)%	2.9%	(51.9)%

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are transactions and calculations where the ultimate tax determination is uncertain. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, Accounting for Contingencies.

Although the Company believes it has appropriate support for the positions taken on its tax returns, the Company has recorded a liability for its best estimate of the probable loss on certain of these positions, which is included in accrued expenses on the Company’s consolidated balance sheets. The Company believes that its accruals for tax liabilities are adequate, based on its assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter, which matters result primarily from intercompany transfer pricing and the amount of research and experimentation tax credits claimed. Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore the Company’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, there could be a material effect on the Company’s income tax provision, net income or cash flows in the period or periods for which that determination is made. As of December 31, 2005, the Company had a tax contingencies accrual of approximately $500,000 that is included in accrued expenses on the consolidated balance sheets.

12.	Commitments and Contingencies

Total rent expense recorded for the years ended December 31, 2003, 2004 and 2005 was $3,244,000, $3,170,000 and $3,456,000, respectively. Total sublease income recorded for the years ended December 31, 2003, 2004 and 2005 was $212,000, $226,000 and $218,000, respectively.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2005, minimum future rental payments under non-cancelable operating leases and rental income from subleases are as follows:

		Sub-Lease
	Operating	Income
	(In thousands)

2006	$3,807	$139
2007	2,901	131
2008	838	—
2009	702	—
2010	101	—
2011 and beyond	65	—

Total minimum lease payments	$8,414	$270

On January 27, 2006, the Company entered into an amendment for its Washington, D.C. lease adding additional space and extending the lease term until January 2008, with an option to extend the term to January 2013. The Company’s annual rental payments will increase by approximately $400,000 per year through 2007 and by approximately $35,000 for 2008, which is not included in the above table.

The Company, from time to time, is subject to litigation relating to matters in the ordinary course of business. The Company believes that any ultimate liability resulting from these contingencies will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

13.	Employee Benefit Plans

In 1999, the Company adopted a 401(k) plan covering all employees of the Company who have met certain eligibility requirements. Under the terms of the 401(k) plan, the employees may elect to make tax-deferred contributions to the 401(k) plan. In addition, the Company may match employee contributions, as determined by the Board of Directors and may make discretionary contributions to the 401(k) plan. No matching or discretionary contributions have been made to the 401(k) plan in 2003, 2004 or 2005.

During 2005, the Board of Directors approved a matching contribution to the 401(k) plan to be paid in a lump-sum to those participating employee accounts in February 2007. The matching contribution will be equal to 33% of a participant’s 2006 contributions, up to 6% of the participant’s salary and IRS limits. Only those participants that have one year of service and are employed by the Company as of December 31, 2006 are eligible for the matching contribution. The matching contributions will vest over a three year graded vesting schedule. All contributions made by employees under the 401(k) plan vest immediately in the participant’s account.

14.	Quarterly Financial Information (Unaudited)

The Company’s quarterly operating results normally fluctuate as a result of seasonal variations in its business, principally due to the timing of client budget cycles and student attendance at client facilities. Historically, the Company has had lower new sales in its first and fourth quarters than in the remainder of the year. The Company’s expenses, however, do not vary significantly with these changes and, as a result, such expenses do not fluctuate significantly on a quarterly basis. Historically, the Company has performed a disproportionate amount of its professional services, which are recognized as incurred, in its second and third quarters each year. The Company expects quarterly fluctuations in operating results to continue as a result of the uneven seasonal demand for its licenses and services offerings.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
	(In thousands, except per share amounts)

Summary consolidated statement of operations:
Total revenues	$25,219	$26,355	$29,776	$30,053
Costs of revenues	7,613	8,030	9,191	9,025
Net loss attributable to common stockholders	(1,809)	(2,698)	3,480	4,732
Net loss attributable to common stockholders per common share:
Basic	$(0.33)	$(0.37)	$0.14	$0.18
Diluted	$(0.33)	$(0.37)	$0.12	$0.17

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(In thousands, except per share amounts)

Summary consolidated statement of operations:
Total revenues	$30,942	$33,049	$35,927	$35,746
Costs of revenues	9,430	9,647	10,240	10,510
Net income attributable to common stockholders	5,410	6,063	7,269	23,111
Net income attributable to common stockholders per common share:
Basic	$0.21	$0.23	$0.27	$0.85
Diluted	$0.20	$0.21	$0.25	$0.79

The Company, for the first time in its history, generated cumulative earnings from operations for the three-year period ended December 31, 2005. As a result of this positive earnings trend and projected operating results in the foreseeable future, the Company determined that it was more likely than not that it would be able to generate sufficient taxable income to utilize its United States net operating loss carryforwards, and accordingly, reduced its deferred tax asset valuation allowance by approximately $31.6 million. This reduction resulted in the recognition of an income tax benefit of $14.8 million for the quarter ended December 31, 2005.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

(b)	Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information regarding our executive officers required by this Item is set forth under Item 1 to this annual report.

The following information will be included in our Proxy Statement to be filed within 120 days after the fiscal year end of December 31, 2005, and is incorporated herein by reference:

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

2.	Financial Statement Schedules. Schedule II — Valuation and Qualifying Accounts

Other financial statement schedules as of December 31, 2004 and 2005, and for each of the three years in the period ended December 31, 2005 have been omitted since they are either not required, not applicable or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

3.	Exhibits. The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

(b)     Exhibits — see Item 15(a)(3) above.

(c)     Financial Statement Schedules — see Item 15(a)(2) above.

BLACKBOARD INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	As of December 31,
	2003	2004	2005
	(In thousands)

Allowance for Doubtful Accounts
Beginning Balance	$432	$1,018	$954
Additions	2,312	140	(1,250)
Reductions	(1,726)	(515)	(318)
Other(1)	—	311	1,315

Ending Balance	$1,018	$954	$701

Certain 2004 balances have been reclassified to conform to the 2005 presentation.

(1)	Includes the reinstatement and subsequent collections on accounts receivable that were deemed uncollectible in prior periods

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of February 2006.

BLACKBOARD INC.

By:	/s/ Peter Q. Repetti
Peter Q. Repetti
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael L. Chasen Michael L. Chasen	Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2006

/s/ Peter Q. Repetti Peter Q. Repetti	Chief Financial Officer (Principal Financial Officer)	February 15, 2006

/s/ Michael J. Beach Michael J. Beach	Vice President, Finance and Treasurer (Principal Accounting Officer)	February 15, 2006

/s/ Matthew Pittinsky Matthew Pittinsky	Chairman of the Board of Directors	February 15, 2006

/s/ Frank R. Gatti Frank R. Gatti	Director	February 15, 2006

/s/ Steven B. Gruber Steven B. Gruber	Director	February 15, 2006

/s/ Arthur E. Levine Arthur E. Levine	Director	February 14, 2006

/s/ E. Rogers Novak, Jr. E. Rogers Novak, Jr.	Director	February 15, 2006

/s/ William Raduchel William Raduchel	Director	February 15, 2006

EXHIBIT INDEX

Exhibit
Number

2.1	Agreement and Plan of Merger, dated October 12, 2005, by and among the Registrant, WebCT, Inc. and College Acquisition Sub, Inc.(9)
3.1	Fourth Restated Certificate of Incorporation of the Registrant(4)
3.2	Amended and Restated By-Laws of the Registrant(4)
4.1	Form of certificate representing the shares of the Registrant’s common stock(3)
10.1	Amended and Restated Stock Incentive Plan, as amended(1)
10.2	Amended and Restated 2004 Stock Incentive Plan(8)
10.3	Employment Agreement between the Registrant and Michael Chasen dated November 14, 2005(10)
10.4	Employment Agreement between the Registrant and Matthew Pittinsky dated November 14, 2005(10)
10.5	Employment Agreement between the Registrant and Peter Q. Repetti, dated June 1, 2001(2)
10.6	Employment Agreement between the Registrant and Matthew H. Small, dated January 26, 2004(7)
10.7	Employment Agreement between the Registrant and Todd Gibby, dated May 11, 2005(7)
10.8	Director Compensation Policy (6)
10.9	Office lease between the Registrant and 1899 L Street LLC, dated November 22, 1999, as amended(1)
10.10	Fifth Amendment to Lease Agreement between the Registrant and 1899 L Street Tower, dated August 31, 2005‡
10.11	Lease Commencement Agreement between the Registrant and 1899 L Street Tower LLC, dated August 31, 2005‡
10.12	Sixth Amendment to Lease Agreement between the Registrant and 1899 L Street Tower, dated January 27, 2006‡
10.13	Third Amended and Restated Registration Rights Agreement, between the Registrant and certain stockholders of the Registrant dated as of April 6, 2001(1)
10.14	Registration Rights Agreement, between the Registrant and The George Washington University, dated January 11, 2002(3)
10.15	Form of Incentive Stock Option Agreement(5)
10.16	Form of Nonstatutory Stock Option Agreement(5)
10.17	Form of Restricted Stock Agreement(5)
10.18	Form of Executive Incentive Stock Option Agreement(6)
10.19	Form of Executive Nonstatutory Stock Option Agreement (6)
10.20	Commitment Letter, dated October 12, 2005, by and between the Registrant and Credit Suisse, Cayman Islands Branch(9)
10.21	Summary of Approved 2005 and 2006 Compensation ‡
21.1	Subsidiaries of the Company ‡
23.1	Consent of Ernst & Young LLP ‡
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002‡
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002‡
32.1	Section 906 Principal Executive Officer Certification †
32.2	Section 906 Principal Financial Officer Certification †

‡	Filed herewith.

†	Furnished herewith.

(1)	Previously filed on March 5, 2004 as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-113332), and incorporated by reference herein.

(2)	Previously filed on April 7, 2004 as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113332), and incorporated by reference herein.

(3)	Previously filed on May 4, 2004 as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113332), and incorporated by reference herein.

(4)	Previously filed on August 8, 2004 as an exhibit to the Registrant’s Report on Form 10-Q, and incorporated by reference herein.

(5)	Previously filed on December 3, 2004 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated by reference herein.

(6)	Previously filed on March 1, 2005 as an exhibit to the Registrant’s Report on Form 10-K, and incorporated by reference herein.

(7)	Previously filed on May 13, 2005 as an exhibit to the Registrant’s Report on Form 10-Q, and incorporated by reference herein.

(8)	Previously filed on May 25, 2005 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated by reference herein.

(9)	Previously filed on October 12, 2005 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated by reference herein.

(10)	Previously filed on November 18, 2005 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated by reference herein.