Form 10-Q
period 2006-03-31
BLACKBOARD INC
filed 2006-05-10
CIK 1106942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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
(202) 463-4860

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding at April 30, 2006

Common Stock, $0.01 par value	27,726,415

Blackboard Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2006
      Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “Blackboard” refer to Blackboard Inc. and its subsidiaries.

ii

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
BLACKBOARD INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	March 31,
	2005	2006

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,895	$32,546
Short-term investments	62,602	—
Restricted cash	521	1,978
Accounts receivable, net of allowance for doubtful accounts of $701 and $867 at December 31, 2005 and March 31, 2006, respectively	26,136	26,283
Inventories	1,806	2,347
Prepaid expenses and other current assets	2,116	3,046
Deferred tax asset, current portion	10,274	11,314
Deferred cost of revenues, current portion	5,797	5,422

Total current assets	185,147	82,936
Deferred tax asset, non-current portion	12,023	11,701
Deferred cost of revenues, non-current portion	1,310	951
Deferred merger costs (WebCT, Inc.)	4,956	—
Property and equipment, net	9,940	11,327
Goodwill	10,252	102,725
Intangible assets, net	560	72,029

Total assets	$224,188	$281,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,833	$2,440
Accrued expenses	14,083	15,877
Term loan, current portion	—	600
Deferred rent, current portion	347	476
Deferred revenues, current portion	74,975	67,710

Total current liabilities	91,238	87,103
Term loan, noncurrent portion, net of debt discount of $2,444	—	56,806
Deferred rent, noncurrent portion	426	421
Deferred revenues, noncurrent portion	2,199	2,441
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, and no shares issued or outstanding at December 31, 2005 and March 31, 2006	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 27,479,351 and 27,705,626 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	275	277
Additional paid-in capital	210,805	215,228
Accumulated deficit	(80,755)	(80,607)

Total stockholders’ equity	130,325	134,898

Total liabilities and stockholders’ equity	$224,188	$281,669

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended
	March 31,

	2005	2006

Revenues:
Product	$27,687	$33,174
Professional services	3,255	4,534

Total revenues	30,942	37,708
Operating expenses:
Cost of product revenues, excludes amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below and includes $35 in stock-based compensation for 2006	7,216	7,966
Cost of professional services revenues, includes $118 in stock-based compensation for 2006	2,214	3,391
Research and development, includes $122 in stock-based compensation for 2006	3,198	4,884
Sales and marketing, includes $407 in stock-based compensation for 2006	8,484	12,149
General and administrative, includes $18 and $817 in stock-based compensation for 2005 and 2006, respectively	4,623	7,600
Amortization of intangibles resulting from acquisitions	68	1,837

Total operating expenses	25,803	37,827

Income (loss) from operations	5,139	(119)
Other income (expense), net:
Interest expense	(18)	(578)
Interest income	483	1,241
Other expense	—	(326)

Income before provision for income taxes	5,604	218
Provision for income taxes	(194)	(70)

Net income	$5,410	$148

Net income per common share:
Basic	$0.21	$0.01

Diluted	$0.20	$0.01

Weighted average number of common shares:
Basic	26,076,137	27,577,200

Diluted	27,657,202	28,757,423

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2005	2006

	(In thousands)
Cash flows from operating activities
Net income	$5,410	$148
Adjustments to reconcile net income to net cash used in operating activities:
Deferred tax provision	—	(203)
Amortization of debt discount	—	34
Depreciation and amortization	1,664	1,902
Amortization of intangibles	68	1,837
Change in allowance for doubtful accounts	(301)	(9)
Noncash stock-based compensation	18	1,499
Changes in operating assets and liabilities:
Accounts receivable	4,810	4,231
Inventories	(15)	(541)
Prepaid expenses and other current assets	(742)	426
Deferred cost of revenues	(1,597)	734
Accounts payable	900	335
Accrued expenses	(1,825)	(9,061)
Deferred rent	(81)	124
Deferred revenues	(9,730)	(11,479)

Net cash used in operating activities	(1,421)	(10,023)
Cash flows from investing activities
Acquisition of WebCT, Inc., net of cash acquired	—	(154,628)
Purchase of property and equipment	(2,428)	(1,569)
Purchase of held-to-maturity investments	(9,207)	—
Sale of held-to-maturity investments	—	23,546
Purchase of available-for-sale investments	(4,500)	—
Sale of available-for-sale investments	5,400	39,056

Net cash used in investing activities	(10,735)	(93,595)
Cash flows from financing activities
Payments on equipment notes	(180)	—
Proceeds from revolving credit facility	—	10,000
Payments on revolving credit facility	—	(10,000)
Proceeds from term loan	—	57,522
Payments on term loan	—	(150)
Proceeds from exercise of stock options	1,286	2,897

Net cash provided by financing activities	1,106	60,269

Net decrease in cash and cash equivalents	(11,050)	(43,349)
Cash and cash equivalents at beginning of period	78,149	75,895

Cash and cash equivalents at end of period	$67,099	$32,546

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2005 and 2006
      In these Notes to Unaudited Consolidated Financial Statements, the terms “the Company” and “Blackboard” refer to Blackboard Inc. and its subsidiaries.

1.	Nature of Business
      Blackboard Inc. (the Company) is a leading provider of enterprise software applications and related services to the education industry. The Company’s suites of products include the following products: Blackboard Learning Systemtm, Blackboard Community Systemtm, Blackboard Content Systemtm, Blackboard Transaction Systemtm and Blackboard Onetm.
      On February 28, 2006, the Company completed its merger with WebCT, Inc. (WebCT) pursuant to the Agreement and Plan of Merger dated as of October 12, 2005.

2.	Basis of Presentation
      The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
      These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2004 and 2005 and for each of the three years in the period ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 15, 2006.

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Foreign Currency Translation
      The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. The Company remeasures the monetary assets and liabilities of its foreign subsidiaries, which are maintained in the local currency ledgers, at the rates of exchange in effect at month end. Revenues and expenses recorded in the local currency during the period are translated using average exchange rates for each month. Non-monetary assets and liabilities are translated using historical rates. Resulting adjustments from the remeasurement process are included in other expense in the accompanying consolidated statements of operations.

Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification
      Certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

Fair Value of Financial Instruments
      SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is based upon quoted market prices for the same and similar issuances giving consideration to quality, interest rates, maturity and other characteristics. As of March 31, 2006, the Company believes the carrying amount of its long-term debt approximates its fair value since the variable interest rate of the debt approximates a market rate.

Short-term Investments
      All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification at the time of purchase. At March 31, 2006, the Company held no short-term investments.

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
      Income tax provision includes U.S. federal, state and local income taxes and is based on pre-tax income or loss. The interim period provision for income taxes is based upon the Company’s estimate of its annual effective income tax rate. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes and the ability of the Company to use tax credits and net operating loss carryforwards.

Basic and Diluted Net Income per Common Share
      Basic net income per common share excludes dilution for potential common stock issuances and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Approximately 1.0 million stock options have been excluded from the calculation of diluted net income per common share for the three months ended March 31, 2006 as their effect would be antidilutive.

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following schedule presents the calculation of basic and diluted net income per common share:

	Three Months Ended
	March 31,

	2005	2006

	(Unaudited)
	(In thousands, except share and
	per share data)
Net income	$5,410	$148

Weighted average shares outstanding, basic	26,076,137	27,577,200
Dilutive effect of:
Stock options related to the purchase of common stock	1,443,982	1,180,223
Warrants related to the purchase of common stock	137,083	—

Weighted average shares outstanding, diluted	27,657,202	28,757,423

Basic net income per common share	$0.21	$0.01

Diluted net income per common share	$0.20	$0.01

Stock-Based Compensation
      Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2005), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all equity-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all equity-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Comprehensive Net Income
      Comprehensive net income includes net income, combined with unrealized gains and losses not included in earnings and reflected as a separate component of stockholders’ equity. There were no material differences between net income and comprehensive net income for the three months ended March 31, 2005 and 2006.

3.	WebCT, Inc. Merger
      On February 28, 2006, the Company completed its merger with WebCT pursuant to the Agreement and Plan of Merger dated as of October 12, 2005. Pursuant to the Agreement and Plan of Merger, the Company acquired all the outstanding common stock of WebCT in a cash transaction for approximately $178.3 million. The effective cash purchase price of WebCT before transaction costs was approximately $149.0 million, net of WebCT’s February 28, 2006 cash balance of approximately $29.3 million. The Company has included the financial results of WebCT in its consolidated financial statements beginning February 28, 2006. The Company believes the acquisition of WebCT supports its long-term strategic direction and that the demands for innovative technology in the education industry continue to accelerate at a rapid pace. The merger with WebCT will ensure that the Company is best positioned to meet the growing demands of academic institutions as the Company works together with academic institutions to redefine the way students and faculty interact.

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The merger was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations.” Assets acquired and liabilities assumed were recorded at their fair values as of February 28, 2006. The total preliminary purchase price is $187.5 million, including the estimated acquisition related transaction costs of approximately $9.2 million. Acquisition related transaction costs include investment banking, legal and accounting fees, and other external costs directly related to the merger.

Preliminary Purchase Price Allocation
      Under the purchase method of accounting, the total estimated purchase price as shown in the table below is allocated to WebCT’s net tangible and intangible assets based on their estimated fair values as of February 28, 2006. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate primarily to income and non-income based taxes. In addition, upon the finalization of the combined company’s legal entity structure, additional adjustments to deferred taxes may be required. Based on independent third party valuations, and other factors as described above, the preliminary estimated purchase price is allocated as follows (in thousands):

Cash and cash equivalents	$27,880
Restricted cash	1,452
Accounts receivable, net	4,369
Prepaid expenses and other current assets	1,356
Property and equipment, net	1,720
Deferred tax assets, net	486
Accounts payable	(272)
Other accrued liabilities	(10,856)
Deferred revenue	(4,456)

Net tangible assets to be acquired	21,679
Definite-lived intangible assets acquired	73,307
Goodwill	92,473

Total estimated purchase price	$187,459

      Of the total estimated purchase price, a preliminary estimate of $21.7 million has been allocated to net tangible assets and $73.3 million has been allocated to definite-lived intangible assets acquired. Definite-lived intangible assets of $73.3 million consist of the value assigned to WebCT’s customer relationships of $39.6 million and developed and core technology of $33.7 million.
      The value assigned to WebCT’s customer relationships was determined by discounting the estimated cash flows associated with the existing customers as of the acquisition date taking into consideration expected attrition of the existing customer base. The estimated cash flows were based on revenues for those existing customers net of operating expenses and net contributory asset charges associated with servicing those customers. The estimated revenues were based on revenue growth rates and customer renewal rates. Operating expenses were estimated based on the supporting infrastructure expected to sustain the assumed revenue growth rates. Net contributory asset charges were based on the estimated fair value of those assets that contribute to the generation of the estimated cash flows. A discount rate of 16% was deemed appropriate for valuing the existing customer base. The Company is amortizing the value of customer relationships

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
proportional to the respective discounted cash flows over an estimated useful life of five years. Customer relationships are not deductible for tax purposes.
      The value assigned to WebCT’s developed and core technology was determined by discounting the estimated future cash flows associated with the existing and core technologies to their present value. Developed and core technology, which is comprised of products that have reached technological feasibility, includes products in WebCT’s product line. The revenue estimates used to value the developed and core technology were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. The rates utilized to discount the net cash flows of developed and core technology to their present value were based on the risks associated with the respective cash flows taking into consideration the Company’s weighted average cost of capital. A discount rate of 16% was deemed appropriate for valuing developed and core technology. The Company is amortizing the developed and core technology on a straight-line basis over an estimated useful life of three years. Developed and core technology are not deductible for tax purposes.
      Of the total estimated purchase price, approximately $92.5 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill is not deductible for tax purposes.
      In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill resulting from business combinations completed subsequent to June 30, 2001 will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that the Company determines that the goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.
      As a result of the WebCT acquisition, the Company recorded net deferred tax assets of approximately $486,000 in purchase accounting. This balance is comprised primarily of $36.0 million of deferred tax assets related to federal net operating losses, capitalized research and development, and certain amortization and depreciation expenses. The deferred tax assets are offset by $35.5 million in deferred tax liabilities resulting primarily from the related intangibles identified from the acquisition and the reduction in WebCT deferred revenues resulting from purchase accounting.

Deferred Revenue
      In connection with the preliminary purchase price allocation, the estimated fair value of the support obligation assumed from WebCT in connection with the acquisition was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that the Company would be required to pay a third party to assume the support obligation. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support services and to correct any errors in WebCT software products. These estimated costs did not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with selling efforts is excluded because WebCT had concluded the selling effort on the support contracts prior to February 28, 2006. The estimated normal profit margin was determined to be 19%. As a result, in allocating the acquisition purchase price, the Company recorded an adjustment to reduce the carrying value of WebCT’s February 28, 2006 deferred support revenue by approximately $14.3 million to $4.5 million which represents the Company’s estimate of the fair value of the support obligation assumed. As former WebCT customers renew these support contracts, the Company will recognize revenue for the full value of the support contracts over the remaining term of the contracts, the majority of which are one year.

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pre-Acquisition Contingencies
      The Company has currently not identified any material pre-acquisition contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available prior to the end of the purchase price allocation period, which would indicate that it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the purchase price allocation.

Pro Forma Financial Information
      The unaudited financial information in the table below summarizes the combined results of operations of Blackboard Inc. and WebCT on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings under the Company’s senior secured credit facilities with Credit Suisse, Cayman Islands Branch (Credit Suisse) (see Note 7) had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes amortization expense from acquired intangible assets, adjustments to interest expense, interest income and related tax effects.
      The unaudited pro forma financial information for the three months ended March 31, 2006 combines the historical results for Blackboard Inc. for the three months ended March 31, 2006 and the historical results for WebCT for the period from January 1, 2006 to February 28, 2006. The unaudited pro forma financial information for the three months ended March 31, 2005 combines the historical results for Blackboard Inc. for the three months ended March 31, 2005 and the historical results for WebCT for the same period.

	Three Months Ended
	March 31,

	2005	2006

	(Unaudited)
	(In thousands, except
	per share data)
Total revenues	$41,203	$45,714
Net loss	$(1,305)	$(4,051)
Basic net loss per share	$(0.05)	$(0.15)
Diluted net loss per share	$(0.05)	$(0.15)

4.	Stock-Based Compensation
      Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB No. 25, and related interpretations, as permitted by SFAS 123. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all equity-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all equity-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.
      As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the three months ended March 31, 2006 were approximately $1.5 million and $1.0 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25. Basic and diluted net income per common share for the three months ended March 31, 2006 would

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
have each been $0.04 if the Company had not adopted SFAS 123R, compared to reported basic and diluted net income per share of $0.01 each.
      The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three months ended March 31, 2005. The reported and pro forma net income and net income per share for the three months ended March 31, 2006 are the same because stock-based compensation is calculated under the provisions of SFAS 123R. The amounts for the three months ended March 31, 2006 are included in the following table only to provide net income and net income per share for a comparative presentation to the period of the previous year. The pro forma disclosure for the three months ended March 31, 2005 utilized the Black-Scholes option-pricing formula to estimate the value of the respective options with such value amortized to expense over the options’ vesting periods.

	Three Months
	Ended March 31,

	2005	2006

	(Unaudited)
	(In thousands,
	except per share
	data)
Pro forma net income:
As reported	$5,410	$148
Add: Stock-based compensation included in reported net income	18	—
Deduct: Stock-based compensation expense determined under fair value-based method for all awards	(802)	—

Pro forma net income	$4,626	$148

Net income per common share
Basic — as reported	$0.21	$0.01

Basic — pro forma	$0.18	$0.01

Diluted — as reported	$0.20	$0.01

Diluted — pro forma	$0.17	$0.01

      The Company has utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted during the three months ended March 31, 2006, as well as for option grants during all prior periods. As follows are the weighted-average assumptions used in valuing the stock options granted during the three months ended March 31, 2006, and a discussion of the Company’s method.

Dividend yield	0%
Expected volatility	41.3%
Risk-free interest rate	4.2%
Expected life of options	5 years
Forfeiture rate	10%
      Dividend yield — The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.
      Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Given the Company’s limited historical stock data from its initial public offering in June 2004, the Company

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
has used a blended volatility to best estimate expected volatility. The blended volatility includes the average of the Company’s preceding one-year weekly historical volatility, the Company’s preceding six-month market implied volatility and the Company’s peer group preceding four-year weekly historical volatility. Market implied volatility is the volatility implied by the trading prices of publicly available stock options for the Company’s common stock. The Company’s peer group historical volatility includes the historical volatility of companies that are similar in revenue size, in the same industry or are competitors.
      Risk-free interest rate — This is the average U.S. Treasury rate (having a term that most closely resembles the expected life of the option) for the quarter in which the option was granted.
      Expected life of the options — This is the period of time that the options granted are expected to remain outstanding. This estimate is based primarily on historical exercise data. Options granted during the three months ended March 31, 2006 have a maximum term of eight years.
      Forfeiture rate — This is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. The Company estimates the forfeiture rate based on past turnover data with further consideration given to the level of the employees to whom the options were granted.
      The compensation cost that has been charged against income for the Company’s stock option plans for the three months ended March 31, 2006 was approximately $1.5 million. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was approximately $200,000 for the three months ended March 31, 2006. For stock subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.
      At March 31, 2006, approximately 370,000 shares of common stock were available for future grants under the Company’s 2004 Stock Incentive Plan and no options were available for future grants under the Company’s Amended and Restated Stock Incentive Plan adopted in 1998. Stock options granted under the 2004 Stock Incentive Plan generally vest over a three-year period and have a eight-year expiration period. In April 2006, 254,000 options were granted under the 2004 Stock Incentive Plan. The Board of Directors of the Company has approved an increase in the total number of shares of common stock issuable under the 2004 Stock Incentive Plan to 4,600,000 from 2,350,000, which is subject to stockholder approval by the Company’s stockholders at the Company’s annual meeting of stockholders on June 14, 2006.
      A summary of option activity under the Company’s option plans as of March 31, 2006, and changes during the three months then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Shares	Price/Share	Intrinsic Value

Options outstanding at December 31, 2005	3,343,312	$13.06

Options exercisable at December 31, 2005	1,903,411	$10.33

Granted	859,250	$27.96
Exercised	(228,571)	$12.76
Canceled	(25,638)	$15.41

Options outstanding at March 31, 2006	3,948,353	$16.31	$47,893

Options exercisable at March 31, 2006	1,881,572	$10.54	$33,627

      The weighted average remaining contractual life for all options outstanding under the Company’s stock option plans at March 31, 2006 was 6.78 years. The weighted average remaining contractual life for exercisable stock options at March 31, 2006 was 5.93 years. The weighted average fair market value of the options at the date of grant for options granted during the three months ended March 31, 2006 was $11.81.

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was approximately $3.6 million.
      As of March 31, 2006, there was approximately $19.6 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s option plans. The cost is expected to be recognized through fiscal 2009 with a weighted average recognition period of approximately 2.5 years.

5.	Inventories

	December 31,	March 31,
	2005	2006

		(Unaudited)
	(In thousands)
Raw materials	$700	$887
Work-in-process	451	437
Finished goods	655	1,023

Total inventories	$1,806	$2,347

6.	Goodwill and Intangible Assets
      The carrying amounts of goodwill and intangible assets as of December 31, 2005 and March 31, 2006 are as follows:

	December 31,	March 31,
	2005	2006

		(Unaudited)
	(In thousands)
Goodwill	$10,252	$102,725

Acquired technology	$10,400	$44,107
Contracts and customer lists	5,443	45,042
Non-compete agreements	2,043	2,043
Trademarks and domain names	71	71

Subtotal	17,957	91,263
Less accumulated amortization	(17,397)	(19,234)

Intangible assets, net	$560	$72,029

      Intangible assets from acquisitions are amortized over three to five years. Amortization expense related to intangible assets was approximately $68,000 and $1.8 million for the three months ended March 31, 2005 and 2006, respectively. Amortization expense related to intangible assets for the years ended December 31, 2006, 2007, 2008, 2009, 2010 and 2011 is expected to be approximately $18.0 million, $21.5 million, $19.9 million, $8.5 million, $5.3 million and $845,000, respectively.

7.	Debt

Credit Facilities
      In connection with the acquisition of WebCT, the Company paid a portion of the purchase price pursuant to a $70.0 million senior secured credit facilities agreement with Credit Suisse. The agreement provided for a $60.0 million senior secured term loan facility repayable over six years and a $10.0 million senior secured revolving credit facility due and payable in full at the end of five years. The interest rate on the facilities will accrue at one of the following rates selected by the Company: (a) adjusted LIBOR plus 2.25%-2.50% or (b) an alternate base rate plus 1.25%-1.50%. The alternate base rate is the higher of Credit Suisse’s prime rate and the federal funds effective rate plus 0.5%. If the Company chooses the adjusted LIBOR interest rate

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
option, interest payments are due on the last day of the interest period (one, two, three or six months) as selected by the Company. If the Company chooses the alternate base rate interest rate option, interest payments are due on the last day of each calendar quarter. During March 2006, the Company chose the alternate base rate interest rate option. At March 31, 2006 the interest rate on the term loan facility was 9.0%. As of April 1, 2006, the Company changed to the adjusted LIBOR interest rate option which was approximately 7.2%.
      The Company repaid $10.0 million on the revolving credit facility on March 28, 2006. As of March 31, 2006, no amounts were outstanding on the revolving credit facility and $10.0 million in borrowings were available. The Company is required to pay a commitment fee, due at the end of each calendar quarter until the maturity date, equal to 0.5% on the average daily unused portion of the revolving credit facility as defined in the senior secured credit facilities agreement. The Company will record this fee in interest expense.
      A principal payment on the term loan facility in the amount of $150,000 is due on the last day of each quarter from March 31, 2006 through December 31, 2010 with a $14.3 million principal payment each due on March 31, 2011, June 30, 2011 and September 30, 2011. The remaining principal payment is due on February 28, 2012. The senior secured credit facilities agreement allows for voluntary prepayments of principal and requires mandatory principal prepayments within 90 days after calendar year-end based on a calculation of excess cash flow as defined in the senior secured credit facilities agreement. As of March 31, 2006, the Company had $59.9 million outstanding on the term loan facility and $10.0 million in borrowings available on the revolving credit facility.
      In connection with obtaining the senior secured credit facilities, the Company incurred $2.5 million in debt issuance costs. These costs, which are recorded as a debt discount, are netted against the remaining principal amount outstanding. The debt discount will be amortized as interest expense over the term of the senior secured credit facilities agreement using the effective interest method and such amortization will be adjusted for any prepayments on the term loan facility. During the three months ended March 31, 2006, the Company amortized approximately $34,000 as interest expense.
      Under the terms of the senior secured credit facilities agreement, the credit facilities are guaranteed by all of the Company’s domestic subsidiaries and secured by perfected first priority security interests in, and mortgages on, substantially all of the Company’s tangible and intangible assets (including the capital stock of each specified subsidiary) and each of the Company’s subsidiaries. In addition, the facilities contain customary negative covenants applicable to the Company and its subsidiaries with respect to its operations and financial condition, such as a maximum quarterly capital expenditure amount ($15.4 million for the three months ended March 31, 2006), a maximum interest coverage ratio as defined in the senior secured credit facilities agreement of 4.00 to 1.00 and a minimum leverage ratio as defined in the senior secured credit facilities agreement of 3.25 to 1.00.

8.	Commitments and Contingencies
      The Company, from time to time, is subject to litigation relating to matters in the ordinary course of business. The Company believes that any ultimate liability resulting from these contingencies will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

9.	Quarterly Financial Information
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
      Our operating expenses consist of cost of product revenues, cost of professional services revenues, research and development expenses, sales and marketing expenses, general and administrative expenses and amortization of intangibles resulting from acquisitions.
      Major components of our cost of product revenues include license and other fees that we owe to third parties upon licensing software, and the cost of hardware that we bundle with our software. We initially defer these costs and recognize them into expense over the period in which the related revenue is recognized. Cost of product revenues also includes amortization of internally developed technology available for sale, employee compensation, stock-based compensation and benefits for personnel supporting our hosting, support and production functions, as well as related facility rent, communication costs, utilities, depreciation expense and cost of external professional services used in these functions. All of these costs are expensed as incurred. The costs of third-party software and hardware that is not bundled with software are also expensed when incurred, normally upon delivery to our client. Cost of product revenues excludes the amortization of acquired technology recognized from acquisitions, which is included in amortization of intangibles resulting from acquisitions.
      Cost of professional services revenues primarily includes the costs of compensation, stock-based compensation and benefits for employees and external consultants who are involved in the performance of professional services engagements for our clients, as well as travel and related costs, facility rent, communication costs, utilities and depreciation expense used in these functions. All of these costs are expensed as incurred.
      Research and development expenses include the costs of compensation, stock-based compensation and benefits for employees who are associated with the creation and testing of the products we offer, as well as the costs of external professional services, travel and related costs attributable to the creation and testing of our products, related facility rent, communication costs, utilities and depreciation expense. All of these costs are expensed as incurred.
      Sales and marketing expenses include the costs of compensation, including bonuses and commissions, stock-based compensation and benefits for employees who are associated with the generation of revenues, as well as marketing expenses, costs of external marketing-related professional services, investor relations, facility rent, utilities, communications and travel attributable to those sales and marketing employees in the generation of revenues. All of these costs are expensed as incurred.
      General and administrative expenses include the costs of compensation, stock-based compensation and benefits for employees in the human resources, legal, finance and accounting, management information systems, facilities management, executive management and other administrative functions that are not directly associated with the generation of revenues or the creation and testing of products. In addition, general and administrative expenses include the costs of external professional services and insurance, as well as related facility rent, communication costs, utilities and depreciation expense used in these functions.
      Amortization of intangibles includes the amortization of costs associated with products, acquired technology, contracts and customer lists, non-compete agreements and other identifiable intangible assets. These intangible assets were recorded at the time of our acquisitions and relate to contractual agreements, technology and products that we continue to utilize in our business.
Critical Accounting Policies and Estimates
      The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. During the preparation of these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, bad debts, fixed assets, long-lived assets, including purchase accounting and goodwill, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements. Our critical accounting policies have been discussed with the audit committee of our board of directors.
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

      Purchase Accounting and Goodwill. As the result of acquisitions, any excess purchase price over the net tangible and identifiable intangible assets acquired are recorded as goodwill. A preliminary allocation of the purchase price to tangible and intangible net assets acquired is based upon a preliminary valuation and our estimates and assumptions may be subject to change. We assess the impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we test our goodwill for impairment annually on October 1, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.
      Deferred Income Taxes. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.
      Income tax provision includes U.S. federal, state and local income taxes and is based on pre-tax income or loss. The interim period provision or benefit for income taxes is based upon our estimate of our annual effective income tax rate. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes and the ability of us to use tax credits and net operating loss carryforwards.
      Stock-Based Compensation. Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2005), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all equity-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all equity-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.
      As of March 31, 2006, there was approximately $19.6 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s option plans. The cost is expected to be recognized through fiscal 2009 with a weighted average recognition period of approximately 2.5 years.
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

	Three Months
	Ended
	March 31,

	2005	2006

	(Unaudited)
Revenues:
Product	89%	88%
Professional services	11	12

Total revenues	100	100
Operating expenses:
Cost of product revenues	23	21
Cost of professional services revenues	7	9
Research and development	10	13
Sales and marketing	28	32
General and administrative	15	20
Amortization of intangibles resulting from acquisitions	0	5

Total operating expenses	83	100

Income from operations	17%	0%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
      Our total revenues for the three months ended March 31, 2006 were $37.7 million, representing an increase of $6.8 million, or 21.9%, as compared to $30.9 million for the three months ended March 31, 2005.
      Product revenues. Product revenues, including domestic and international, for the three months ended March 31, 2006 were $33.2 million, representing an increase of $5.5 million, or 19.8%, as compared to $27.7 million for the three months ended March 31, 2005. A detail of our total product revenues by classification is as follows:

	Three Months
	Ended
	March 31,

	2005	2006

	(Unaudited)
	(In millions)
Recurring ratable revenues	$21.6	$26.8
Non-recurring ratable revenues	4.7	4.5
Other product revenues	1.4	1.9

Total product revenues	$27.7	$33.2

      The increase in recurring ratable revenues was primarily due to a $1.7 million increase in revenues from Blackboard Learning System licenses, a $800,000 increase in hosting revenues, a $800,000 increase in revenues from Blackboard Content System licenses, a $620,000 increase in revenues from Blackboard Community System licenses, a $350,000 increase in revenues from Blackboard Transaction System licenses and a $235,000 increase in revenues from enhanced support and maintenance revenues related to our software products. These increases in revenues were attributable to current and prior period sales to new and existing clients. Further, WebCT Vistatm provided $200,000 in revenues and WebCT Campus Editiontm provided $400,000 in revenues for the three months ended March 31, 2006.
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
      The decrease in non-recurring ratable revenues was primarily due to a $300,000 decrease in Blackboard Transaction System hardware revenues due to a decrease in current and prior period sales. This decrease in Blackboard Transaction System hardware revenues was offset in part by a $180,000 increase in non-recurring third party hardware and software revenues.
      The increase in other product revenues is primarily due to a $200,000 increase in non-ratable, non-recurring third party hardware and software revenues, a $200,000 increase in publisher fees and a $175,000 increase in Blackboard One revenues due to an increase in prior period sales.
      Of our total revenues, our total international revenues for the three months ended March 31, 2006 were $6.8 million, representing an increase of $1.7 million, or 32.7%, as compared to $5.1 million for the three months ended March 31, 2005. Approximately $300,000 of the increase was due to higher international professional services revenues primarily due to professional services provided to WebCT licensees. International product revenues, which consist primarily of recurring ratable revenues, were $5.9 million for the three months ended March 31, 2006, representing an increase of $1.3 million, or 27.8%, as compared to $4.6 million for the three months ended March 31, 2005. The increase in international revenues was driven primarily by an increase in recurring ratable revenues. The increase in international recurring ratable revenues was primarily due to an increase in international revenues from Blackboard Learning System licenses resulting primarily from prior period sales to new and existing clients. Further, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.
      Professional services revenues. Professional services revenues for the three months ended March 31, 2006 were $4.5 million, representing an increase of $1.3 million, or 39.3%, as compared to $3.3 million for the three months ended March 31, 2005. The increase in professional services revenues was primarily attributable to an increase in the number and size of service engagements, which is directly related to the increase in the number of Blackboard Learning System and WebCT enterprise version licensees, which generally purchase greater volumes of our service offerings. During 2006, we expect our professional services revenues to increase as a percentage of total revenues above our historic trends. This increase is due primarily to the impact of purchase accounting adjustments to WebCT’s beginning deferred revenue balances. We expect this higher percentage of professional services revenues to continue for the next twelve months.
      Cost of product revenues. Our cost of product revenues for the three months ended March 31, 2006 was $8.0 million, representing an increase of $750,000, or 10.4%, as compared to $7.2 million for the three months ended March 31, 2005. The increase in cost of product revenues is primarily due to a $500,000 increase in expenses for our hosting services due to the increase in the number of clients contracting for our hosting services, a $600,000 increase in our technical support group expenses primarily due to increased personnel-related costs, including the addition of WebCT technical support groups, to provide improved service to our clients. These increases were offset in part by a $350,000 decrease in sublicense costs primarily associated with lower sublicense costs associated with the Blackboard Content System. Cost of product revenues as a percentage of product revenues decreased to 24.0% for the three months ended March 31, 2006 from 26.1% for the three months ended March 31, 2005, due primarily to improved operating efficiencies related to our hosting and technical support groups resulting in higher product margins.
      Cost of professional services revenues. Our cost of professional services revenues for the three months ended March 31, 2006 was $3.4 million, representing an increase of $1.2 million, or 53.2%, from $2.2 million for the three months ended March 31, 2005. The increase in cost of professional services revenues is directly related to the increase in professional services revenues. Cost of professional services revenues as a percentage of professional services revenues increased to 74.8% for the three months ended March 31, 2006 from 68.0% for the three months ended March 31, 2005. The decrease in professional services margins is primarily due to a $1.0 million increase in primarily personnel-costs due to an increase in staffing during 2005 to manage the increase in the number and size of service engagements and the inclusion of WebCT professional services groups. Further, for the three months ended March 31, 2006 there was approximately $120,000 in stock-based compensation included in cost of professional services revenues.
      Research and development expenses. Our research and development expenses for the three months ended March 31, 2006 were $4.9 million, representing an increase of $1.7 million, or 52.7%, as compared to $3.2 million for the three months ended March 31, 2005. This increase was primarily attributable to a $1.1 million increase in personnel-costs associated with hiring to support research and development initiatives and the inclusion of WebCT research and development groups, a $225,000 increase in professional service expenses resulting from our continued efforts to increase the functionality of our products and a $150,000 increase in software and equipment expenses to support research and development activities. Further, for the three months ended March 31, 2006 there was approximately $120,000 in stock-based compensation included in research and development expenses.
      Sales and marketing expenses. Our sales and marketing expenses for the three months ended March 31, 2006 were $12.1 million, representing an increase of $3.7 million, or 43.2%, as compared to $8.5 million, for the three months ended March 31, 2005. This increase was primarily attributable to a $1.7 million increase in personnel-costs primarily due to increase in sales and marketing staffing and the inclusion of WebCT sales and marketing groups, a $1.3 million increase in general marketing activities primarily associated with a change in timing of our annual Users Conference, which was held in February in 2006 as compared to April in 2005 and a $450,000 increase in bad debt expense due to a $450,000 reduction in bad debt expense during the three months ended March 31, 2005. We did not record any bad debt expense during the three months ended

March 31, 2006. Further, for the three months ended March 31, 2006 there was approximately $400,000 in stock-based compensation included in sales and marketing expenses.
      General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2006 were $7.6 million, representing an increase of $3.0 million, or 64.4%, as compared to $4.6 million for the three months ended March 31, 2005. This increase was primarily attributable to a $900,000 increase in employee compensation costs due to increased headcount related to new hires during 2005 and 2006, higher average salaries across all general and administrative functional departments due to annual salary increases in 2005 and the inclusion of WebCT general and administrative functional departments. Further, there was a $400,000 increase in facility expenses, including rent, utilities, repairs and maintenance expenses, related to an increase in office space at our Washington, D.C. headquarters and international locations during 2005 and 2006, as well as the inclusion of WebCT office space in Boston, M.A. and Canada. For the three months ended March 31, 2006, there was approximately $800,000 in stock-based compensation included in general and administrative expenses, we recorded approximately $500,000 in retention bonuses primarily for WebCT employees to be paid in the second quarter of 2006 and we recorded approximately $400,000 in integration expenses including professional services and travel related expenses. We expect to incur approximately $700,000 in additional expense in the second quarter of 2006 related to the retention bonuses.
      Amortization of intangibles resulting from acquisitions. Our amortization of intangibles resulting from acquisitions for the three months ended March 31, 2006 was $1.8 million, representing an increase of $1.8 million as compared to $68,000 for the three months ended March 31, 2005. This increase was attributable to $1.8 million in amortization of intangibles resulting from our acquisition of WebCT. Amortization expense related to intangible assets for the years ended December 31, 2006, 2007, 2008, 2009, 2010 and 2011 is expected to be approximately $18.0 million, $21.5 million, $19.9 million, $8.5 million, $5.3 million and $845,000, respectively.
      Net interest income (expense). Our net interest income for the three months ended March 31, 2006 was $663,000, compared to net interest income of $465,000 for the three months ended March 31, 2005. The increase in our net interest income was attributable primarily to higher average cash balances during the three months ended March 31, 2006 than the three months ended March 31, 2005.
      Other expense. Our other expense for the three months ended March 31, 2006 was $326,000 and pertains to the remeasurement of our foreign subsidiaries ledgers, which are maintained in the local currency. In particular, this expense is primarily the result of the negative impact of the month-end change in the Canadian Dollar exchange rate to the United States Dollar from February to March on intercompany debt with our Canadian subsidiary.
      Income taxes. Our provision for income taxes for the three months ended March 31, 2006 was $70,000 as compared to $194,000 for the three months ended March 31, 2005. The non-cash provision for income taxes has been recorded based upon our estimated effective tax rate for the respective fiscal years.
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
      Net income. As a result of the foregoing, we reported net income of $148,000 for the three months ended March 31, 2006, compared to net income of $5.4 million for the three months ended March 31, 2005.

      Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement provisions of APB No. 25, and related interpretations, as permitted by SFAS 123. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.
      As a result of adopting SFAS 123R on January 1, 2006, income before income taxes and net income for the three months ended March 31, 2006 were $1.5 million and $1.0 million lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted net income per common share for the three months ended March 31, 2006 would have each been $0.04 if we had not adopted SFAS 123R, compared to reported basic and diluted net income per share of $0.01 each.
Liquidity and Capital Resources
      We recognize revenues on annually renewable agreements, which results in deferred revenues. Deferred revenues as of March 31, 2006 were $70.2 million, representing a decrease of $7.0 million, or 9.1%, from $77.2 million as of December 31, 2005. Excluding the $4.5 million in deferred revenues recorded in connection with the acquisition of WebCT, deferred revenues decreased $11.5 million, or 14.9%, from December 31, 2005. This decrease was expected and was due to the seasonal variations in our business. We historically have our lowest sales to new and existing clients in our first quarter due to the timing of our clients’ budget cycles and the renewal dates for our existing clients’ annual licenses. Consequently, deferred revenues decreased due to the lower volume of new sales to new and existing clients, the lower level of renewing licenses during the three months ended March 31, 2006 as compared to the fourth quarter of 2005 and the recognition of revenues from prior period sales.
      Our cash and cash equivalents were $32.5 million at March 31, 2006 compared to $75.9 million at December 31, 2005. The decrease in cash and cash equivalents was primarily due to the use of cash for the acquisition of WebCT.
      Net cash used in operating activities was $10.0 million during the three months ended March 31, 2006 as compared to net cash used in operating activities of $1.4 million during the three months ended March 31, 2005. This change for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was due to net income of $148,000 as compared to net income of $5.4 million which is primarily a result of the acquisition of WebCT; decreased accrued expenses, net of accrued expenses assumed in the acquisition of WebCT, which is primarily due to a change in the timing of annual bonus payments in which $4.1 million in annual bonuses relating to 2005 were paid in February 2006 as compared to annual bonuses relating to 2004 which were paid in April 2005 and payment of acquisition related costs; a $1.7 million decrease in the change in deferred revenues as of March 31, 2006 from December 31, 2005 as compared to the change in deferred revenues as of March 31, 2005 from December 31, 2004 primarily due to the timing of sales and invoicing related to sales of the Blackboard Transaction System. These decreases were offset, in part, by a decrease in deferred cost of revenues primarily associated with the prepayment of certain sublicense costs in the first quarter of 2005 and a decrease in prepaid expenses and other current assets primarily associated with the prepayment of costs in 2005 primarily associated with the 2005 User Conference which was held in April 2005.
      Net cash used in investing activities was $93.6 million during the three months ended March 31, 2006, an increase in cash usage of $82.9 million from $10.7 million during the three months ended March 31, 2005. This increase in cash usage was primarily due to the $154.6 million in net cash paid related to the acquisition of WebCT. This increase was offset by the sale of $62.6 million in short- term investments to fund a portion of the acquisition of WebCT. Cash expenditures for purchase of property and equipment were $1.6 million, which represents approximately 4.2% of total revenues for the three months ended March 31, 2006.

      Net cash provided by financing activities was $60.3 million during the three months ended March 31, 2006 as compared to $1.1 million during the three months ended March 31, 2005. This change was primarily due to the $67.5 million in proceeds, net of $2.5 million in debt issuance costs, associated with the credit facilities agreement we entered into with Credit Suisse, Cayman Islands Branch (Credit Suisse) to fund a portion of the acquisition of WebCT. In March 2006, we repaid the $10.0 million revolving credit facility and made our first principal payment of $150,000 on the term loan facility. During the three months ended March 31, 2006, we also received $2.9 million in proceeds from exercise of stock options.
      In connection with the acquisition of WebCT, we paid a portion of the purchase price pursuant to a $70.0 million senior secured credit facilities agreement with Credit Suisse. The agreement provided for a $60.0 million senior secured term loan facility repayable over six years and a $10.0 million senior secured revolving credit facility due and payable in full at the end of five years. The interest rate on the facilities accrue at one of the following rates selected by us: (a) adjusted LIBOR plus 2.25%-2.50% or (b) an alternate base rate plus 1.25%-1.50%. The alternate base rate is the higher of Credit Suisse’s prime rate and the federal funds effective rate plus 0.5%. If we choose the adjusted LIBOR interest rate option, interest payments are due on the last day of the interest period (one, two, three or six months) as selected by us. If we choose the alternate base rate interest rate option, interest payments are due on the last day of each calendar quarter. During March 2006, we chose the alternate base rate interest rate option. At March 31, 2006, the interest rate on the term loan facility was 9.0%. As of April 1, 2006, we changed to the adjusted LIBOR interest rate option which was approximately 7.2%.
      We repaid $10.0 million on the revolving credit facility on March 28, 2006. As of March 31, 2006, no amounts were outstanding on the revolving credit facility and $10.0 million in borrowings were available. We are required to pay a commitment fee, due at the end of each calendar quarter until the maturity date, equal to 0.5% on the average daily unused portion of the revolving credit facility as defined in the senior secured credit facilities agreement. We will record this fee in interest expense.
      A principal payment on the term loan facility in the amount of $150,000 is due on the last day of each quarter from March 31, 2006 through December 31, 2010 with a $14.3 million principal payment each due on March 31, 2011, June 30, 2011 and September 30, 2011. The remaining principal payment is due on February 28, 2012. The senior secured credit facilities agreement allows for voluntary principal prepayments and requires mandatory principal prepayments within 90 days after calendar year-end based on a calculation of excess cash flow as defined in the senior secured credit facilities agreement. As of March 31, 2006, we had $59.9 million outstanding on the term loan facility.
      In connection with obtaining the senior secured credit facilities, we incurred $2.5 million in debt issuance costs. These costs, which are recorded as a debt discount, are netted against the remaining principle amount outstanding. The debt discount will be amortized as interest expense over the term of the senior secured credit facilities agreement using the effective interest method and such amortization will be adjusted for any prepayments on the term loan facility. During the three months ended March 31, 2006, we amortized approximately $34,000 as interest expense.
      Under the terms of the senior secured credit facilities agreement, the credit facilities are guaranteed by all of our domestic subsidiaries and secured by perfected first priority security interests in, and mortgages on, substantially all of our tangible and intangible assets (including the capital stock of each specified subsidiary) and each of our subsidiaries. In addition, the facilities contain customary negative covenants applicable to us and our subsidiaries with respect to our operations and financial condition, such as a quarterly maximum twelve month capital expenditure amount ($15.4 million for the twelve months ended March 31, 2006), a maximum interest coverage ratio as defined in the senior secured credit facilities agreement of 4.00 to 1.00 and a minimum leverage ratio as defined in the senior secured credit facilities agreement of 3.25 to 1.00.
      We believe that our existing cash and cash equivalents, short-term investments, available borrowings and future cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new products or services, the timing of enhancements to existing products and services and the timing of capital expenditures. Also, we may make investments in, or acquisitions of, complementary businesses, services or technologies, which could also require us to seek additional equity or debt financing. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
      We do not have any off-balance sheet arrangements with unconsolidated entities or related parties and accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
      Our principal exposure to market risk relates to changes in interest rates. At March 31, 2006, $59.9 million was outstanding on our term loan facility with Credit Suisse, subject to covenants and restrictions. The interest rate on the term loan facility accrues at one of the following rates selected by us: (a) adjusted LIBOR plus 2.25%-2.50% or (b) an alternate base rate plus 1.25%-1.50%. The alternate base rate is the higher of Credit Suisse’s prime rate and the federal funds effective rate plus 0.5%. At March 31, 2006, the interest rate on the term loan facility was 9.0%. Interest rate changes would result in increases or decreases in the fair value of our debt due to differences between market interest rates and rates in effect at the inception of our debt obligation. A one percentage point increase in interest rates would have increased our interest expense for the three months ended March 31, 2006 by approximately $60,000.
      Interest income on our cash and cash equivalents and short-term investments is subject to interest rate fluctuations. For the three months ended March 31, 2006, a one percentage point decrease in interest rates would have reduced our interest income for the three months ended March 31, 2006 by approximately $200,000.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.
      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.
      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.

Our merger with WebCT presents many risks, and we may not realize the financial and strategic goals that were contemplated at the time of the transaction.
      The WebCT merger is the largest acquisition that we have undertaken. We entered into this transaction with the expectation that it would result in various benefits including, among other things, enhanced revenue and profits, and enhancements to our product portfolio and customer base. Risks that we may encounter in seeking to realize these benefits include:

•	we may not realize the anticipated increase in our revenues if a larger than predicted number of customers decline to renew their contracts, if we are unable to sell WebCT’s products to our customer base or if the acquired contracts do not allow us to recognize revenues on a timely basis;

•	we may not be able to successfully sell our products and services to WebCT clients;

•	we may be unable to effectively integrate the international operations of WebCT with our own;

•	providers of alternative products may be better able to compete against us after the merger which could negatively impact our sales and renewals;

•	we may have difficulty incorporating WebCT’s technologies or products with our existing product lines and maintaining uniform standards, controls, procedures and policies;

•	we may have higher than anticipated costs in continuing support and development of WebCT’s products;

•	we may lose anticipated tax benefits or have additional legal or tax exposures;

•	we may face contingencies related to product liability, intellectual property, financial disclosures, and accounting practices or internal controls; and

•	we may be unable to manage effectively the increased size and complexity of the combined company and our management’s attention may be diverted from our ongoing business by transition or integration issues;
      These factors could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Our business strategy contemplates future business combinations and acquisitions which may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.
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
      As a result of these risks, we may not be able to achieve the expected benefits of any acquisition. If we are unsuccessful in completing or integrating acquisitions that we may pursue in the future, we would be required to reevaluate our growth strategy, and we may have incurred substantial expenses and devoted significant management time and resources in seeking to complete and integrate the acquisitions.
      Future business combinations could involve the acquisition of significant tangible and intangible assets, which could require us to record in our statements of operations ongoing amortization of intangible assets acquired in connection with acquisitions, which we currently do in respect to our historic acquisitions including the WebCT merger. In addition, we may need to record write-downs from future impairments of identified tangible and intangible assets and goodwill. These accounting charges would reduce any future reported earnings, or increase a reported loss. In future acquisitions, we could also incur debt to pay for acquisitions, or issue additional equity securities as consideration, which could cause our stockholders to suffer significant dilution.
      Our ability to utilize, if any, net operating loss carryforwards acquired through the WebCT merger, or possibly any future acquisitions, may be significantly limited or unusable by us under Section 382 or other sections of the Internal Revenue Code.

We incurred a significant amount of debt to finance the WebCT merger, which could constrict our liquidity, result in substantial cash outflows, and adversely affect our financial health and ability to obtain financing in the future.
      In connection with the WebCT merger, we secured $70.0 million in borrowings through Credit Suisse, Cayman Islands Branch consisting of a $60.0 million senior secured term loan facility repayable over six years and a $10.0 million senior secured revolving credit facility due and payable in full at the end of five years. This debt may impair our ability to obtain future additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes, and a substantial portion of our cash flows from operations may be dedicated to the debt repayment, thereby reducing the funds available to us for other purposes and could make us more vulnerable to industry downturns and competitive pressures. Any failure by us to satisfy our obligations with respect to these debt obligations would constitute a default under the credit facilities. As of March 31, 2006, $59.9 million was outstanding under the term loan facility, and no amount was outstanding under the revolving credit facility.

Providing enterprise software applications to the education industry is an emerging and uncertain business; if the market for our products fails to develop, we will not be able to grow our business.
      Our success will depend on our ability to generate revenues by providing enterprise software applications and services to colleges, universities, schools and other education providers. This market has only recently developed, and the viability and profitability of this market is unproven. Our ability to grow our business will be compromised if we do not develop and market products and services that achieve broad market acceptance with our current and potential clients and their students and employees. The use of online education, transactional or content management software applications and services in the education industry may not become widespread, and our products and services may not achieve commercial success. Even if potential clients decide to implement products of this type, they may still choose to design, develop or manage all or a part of their system internally.
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
      Our primary competitors for the Blackboard Academic Suite are companies and open source solutions that provide course management systems, such as Desire2Learn Inc., ANGEL Learning, Inc., eCollege.com, VCampus Educator, WebTycho, The Sakai Project, Moodle and Jenzabar, Inc.; learning content management systems, such as HarvestRoad Ltd. and Concord USA, Inc.; and education enterprise information portal technologies, such as SunGard SCT Inc., an operating unit of SunGard Data Systems Inc. We also face competition from clients and potential clients who develop their own applications internally, large diversified software vendors who offer products in numerous markets including the education market and other open source software applications. Our primary competitors for the Blackboard Commerce Suite are companies that provide university transaction systems, such as The CBORD Group, Inc., as well as off-campus merchant relationship programs.
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
      The growing acceptance and prevalence of open source software may make it easier for competitors or potential competitors to develop software applications that compete with our products, or for clients and potential clients to internally develop software applications that they would otherwise have licensed from us. One of the aspects of open source software is that it can be modified or used to develop new software that competes with proprietary software applications, such as ours. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. As open source offerings become more prevalent, customers may defer or forego purchases of our products, which could reduce our sales and lengthen the sales cycle for our products or result in the loss of current clients to open source solutions. If we are unable to differentiate our products from competitive products based on open source software, demand for our products and services may decline, and we may face pressure to reduce the prices of our products.

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
      Because our professional services revenues typically have lower gross margins than our product revenues, an increase in the percentage of total revenues represented by professional services revenues could have a detrimental impact on our overall gross margins, and could adversely affect our operating results. In addition, we sometimes subcontract professional services to third parties, which further reduce our gross margins on these professional services. As a result, an increase in the percentage of professional services provided by third-party consultants could lower our overall gross margins.

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
      We are subject to income taxes and other taxes in a variety of jurisdictions and are subject to review by both domestic and foreign taxation authorities. The determination of our provision for income taxes and other tax liabilities requires significant judgment. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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
      Our software applications can be used with a variety of third-party applications used by our clients to extend the functionality of our products, which we believe contributes to the attractiveness of our products in the market. If we are not able to maintain the compatibility of our products with third-party applications, demand for our products could decline, and we could lose sales. We may desire in the future to make our products compatible with new or existing third-party applications that achieve popularity within the education marketplace, and these third-party applications may not be compatible with our designs. Any failure on our part to modify our applications to ensure compatibility with such third-party applications would reduce demand for our products and services.

If we are unable to protect our proprietary technology and other rights, it will reduce our ability to compete for business.
      If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products similar to our products, which could decrease demand for our products. In addition, we may be unable to prevent the use of our products by persons who have not paid the required license fee, which could reduce our revenues. We rely on a combination of copyright, patent, trademark and trade secret laws, as well as licensing agreements, third-party nondisclosure agreements and other contractual provisions and technical measures, to protect our intellectual property rights. These protections may not be adequate to prevent our competitors from copying or reverse-engineering our products and these protections may be costly to enforce. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. The protective mechanisms we include in our products may not be sufficient to prevent unauthorized copying. Existing copyright laws afford only limited protection for our intellectual property rights and may not protect such rights in the event competitors independently develop products similar to ours. In addition, the laws of some countries in which our products are or may be licensed do not protect our products and intellectual property rights to the same extent as do the laws of the United States.

If we are found to infringe the proprietary rights of others, we could be required to redesign our products, pay significant royalties or enter into license agreements with third parties.
      A third party may assert that our technology violates its intellectual property rights. As the number of products in our markets increases and the functionality of these products further overlap, we believe that infringement claims will become more common. Any claims, regardless of their merit, could:

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

Expansion of our business internationally, including the integration of WebCT’s foreign operations, will subject our business to additional economic and operational risks that could increase our costs and make it difficult for us to operate profitably.
      One of our key growth strategies is to pursue international expansion. Expansion of our international operations, including the integration of WebCT’s foreign operations, may require significant expenditure of financial and management resources and result in increased administrative and compliance costs. As a result of such expansion, we will be increasingly subject to the risks inherent in conducting business internationally, including:

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
      Unanticipated problems affecting our network systems could cause interruptions or delays in the delivery of the hosting service we provide to some of our clients. We provide remote hosting through computer hardware that is currently located in third-party co-location facilities in Virginia, The Netherlands and Canada. We do not control the operation of these co-location facilities. Lengthy interruptions in our hosting service could be caused by the occurrence of a natural disaster, power loss, vandalism or other telecommunications problems at the co-location facilities or if these co-location facilities were to close without adequate notice. Although we have multiple transmission lines into the co-location facilities through two telecommunications service providers, we have experienced problems of this nature from time to time in the past, and we will continue to be exposed to the risk of network failures in the future. We currently do not have adequate computer hardware and systems to provide alternative service for most of our hosted clients in the event of an extended loss of service at the co-location facilities. Each Virginia co-location facility provides data backup redundancy for the other Virginia co-location facility, however, they are not equipped to provide full disaster recovery to all of our hosted clients. If there are operational failures in our network infrastructure that cause interruptions, slower response times, loss of data or extended loss of service for our remotely hosted clients, we may be required to issue credits or pay penalties, current hosting clients may terminate their contracts or elect not to renew them, and we may lose sales to potential hosting clients.

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

Item 6.	Exhibits.
      (a) Exhibits:

Exhibit No.	Description

10.1	Guarantee and Collateral Agreement, dated February 28, 2006 by and among the Registrant, certain subsidiaries of Registrant and Credit Suisse, Cayman Islands Branch.

10.2	$70,000,000 Credit Agreement, dated February 28, 2006 by and between the Registrant, Credit Suisse, Cayman Islands Branch, Credit Suisse and certain lenders thereto.

10.3	Escrow Agreement, dated February 28, 2006 by and between the Registrant, American Stock Transfer & Trust Company, Dennis Beckingham and Marc Poirier.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blackboard Inc.

By:	/s/ Peter Q. Repetti

Peter Q. Repetti
Chief Financial Officer
(On behalf of the registrant and as Principal
Financial Officer)
Date: May 9, 2006