Form 10-Q
period 2006-06-30
BLACKBOARD INC
filed 2006-08-09
CIK 1106942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding at July 31, 2006

Common Stock, $0.01 par value	27,850,488

Blackboard Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2006
      Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “Blackboard” refer to Blackboard Inc. and its subsidiaries.

ii

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
BLACKBOARD INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	June 30,
	2005	2006

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,895	$27,620
Short-term investments	62,602	—
Restricted cash	521	461
Accounts receivable, net of allowance for doubtful accounts of $701 and $769 at December 31, 2005 and June 30, 2006, respectively	26,136	57,060
Inventories	1,806	2,851
Prepaid expenses and other current assets	2,116	3,914
Deferred tax asset, current portion	10,274	14,918
Deferred cost of revenues, current portion	5,797	6,959

Total current assets	185,147	113,783
Deferred tax asset, non-current portion	12,023	11,701
Deferred cost of revenues, non-current portion	1,310	1,335
Deferred merger costs (WebCT, Inc.)	4,956	—
Property and equipment, net	9,940	13,226
Goodwill	10,252	102,725
Intangible assets, net	560	66,652

Total assets	$224,188	$309,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,833	$1,977
Accrued expenses	14,083	18,432
Term loan, current portion	—	600
Deferred rent, current portion	347	417
Deferred revenues, current portion	74,975	94,082

Total current liabilities	91,238	115,508
Term loan, noncurrent portion, net of debt discount of $2,232	—	56,867
Deferred rent, noncurrent portion	426	315
Deferred revenues, noncurrent portion	2,199	4,171
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, and no shares issued or outstanding at December 31, 2005 and June 30, 2006	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 27,479,351 and 27,839,922 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	275	278
Additional paid-in capital	210,805	219,201
Accumulated deficit	(80,755)	(86,918)

Total stockholders’ equity	130,325	132,561

Total liabilities and stockholders’ equity	$224,188	$309,422

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2006	2005	2006

Revenues:
Product	$29,353	$36,987	$57,040	$70,161
Professional services	3,696	6,593	6,951	11,127

Total revenues	33,049	43,580	63,991	81,288
Operating expenses:
Cost of product revenues, excludes $2,800 and $3,733 in amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below for the three and six months ended June 30, 2006, respectively(1)	7,095	10,027	14,311	17,993
Cost of professional services revenues(1)	2,552	4,285	4,766	7,676
Research and development(1)	3,307	7,273	6,505	12,157
Sales and marketing(1)	9,462	15,093	17,946	27,242
General and administrative(1)	4,809	9,801	9,432	17,401
Amortization of intangibles resulting from acquisitions	66	5,377	134	7,214

Total operating expenses	27,291	51,856	53,094	89,683

Income (loss) from operations	5,758	(8,276)	10,897	(8,395)
Other income (expense):
Interest expense	(12)	(1,318)	(30)	(1,896)
Interest income	524	392	1,007	1,633
Other income (expense)	—	179	—	(147)

Income (loss) before (provision) benefit for income taxes	6,270	(9,023)	11,874	(8,805)
(Provision) benefit for income taxes	(207)	2,712	(401)	2,642

Net income (loss)	6,063	(6,311)	11,473	(6,163)

Net income (loss) per common share:
Basic	$0.23	$(0.23)	$0.44	$(0.22)

Diluted	$0.21	$(0.23)	$0.41	$(0.22)

Weighted average number of common shares:
Basic	26,516,106	27,776,658	26,303,114	27,678,634

Diluted	28,201,336	27,776,658	27,930,823	27,678,634

(1) Includes the following amounts related to stock-based compensation:
Cost of product revenues	$—	$129	$—	$164
Cost of professional services revenues	—	251	—	369
Research and development	—	154	—	276
Sales and marketing	—	933	—	1,340
General and administrative	18	811	36	1,628
See notes to unaudited consolidated financial statements.

BLACKBOARD INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2005	2006

	(In thousands)
Cash flows from operating activities
Net income (loss)	$11,473	$(6,163)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax benefit	—	(3,493)
Excess tax benefits from stock-based compensation	—	(173)
Amortization of debt discount	—	246
Depreciation and amortization	3,274	4,175
Amortization of intangibles	134	7,214
Change in allowance for doubtful accounts	225	(107)
Noncash stock-based compensation	36	3,777
Changes in operating assets and liabilities:
Accounts receivable	(17,258)	(26,448)
Inventories	(513)	(1,045)
Prepaid expenses and other current assets	(640)	(442)
Deferred cost of revenues	(1,252)	(1,187)
Accounts payable	697	(128)
Accrued expenses	(34)	(6,679)
Deferred rent	(152)	(41)
Deferred revenues	5,095	16,623

Net cash provided by (used in) operating activities	1,085	(13,871)
Cash flows from investing activities
Acquisition of WebCT, Inc., net of cash acquired	—	(154,628)
Purchase of property and equipment	(4,774)	(5,741)
Purchase of held-to-maturity investments	(21,159)	—
Sale of held-to-maturity investments	—	23,546
Purchase of available-for-sale investments	(9,600)	—
Sale of available-for-sale investments	9,950	39,056

Net cash used in investing activities	(25,583)	(97,767)
Cash flows from financing activities
Payments on equipment notes	(323)	—
Proceeds from revolving credit facility	—	10,000
Payments on revolving credit facility	—	(10,000)
Proceeds from term loan	—	57,522
Payments on term loan	—	(300)
Release of letter of credit	—	1,517
Excess tax benefits from stock-based compensation	—	173
Proceeds from exercise of stock options	5,559	4,451

Net cash provided by financing activities	5,236	63,363

Net decrease in cash and cash equivalents	(19,262)	(48,275)
Cash and cash equivalents at beginning of period	78,149	75,895

Cash and cash equivalents at end of period	$58,887	$27,620

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2005 and 2006
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
      The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
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

Foreign Currency Translation
      The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. The Company remeasures the monetary assets and liabilities of its foreign subsidiaries, which are maintained in the local currency ledgers, at the rates of exchange in effect at month end. Revenues and expenses recorded in the local currency during the period are translated using average exchange rates for each month. Non-monetary assets and liabilities are translated using historical rates. Resulting adjustments from the remeasurement process are included in other income (expense) in the accompanying consolidated statements of operations.

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

Fair Value of Financial Instruments
      SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is based upon quoted market prices for the same and similar issuances giving consideration to quality, interest rates, maturity and other characteristics. As of June 30, 2006, the Company believes the carrying amount of its long-term debt approximates its fair value since the variable interest rate of the debt approximates a market rate.

Short-term Investments
      All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification at the time of purchase. At June 30, 2006, the Company held no short-term investments.

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
      Income tax provision includes U.S. federal, state and local income taxes and is based on pre-tax income or loss. The interim period provision or benefit for income taxes is based upon the Company’s estimate of its annual effective income tax rate. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes and the ability of the Company to use tax credits and net operating loss carryforwards.

Cost of Product Revenues
      Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology for the three and six months ended June 30, 2006 was $2.8 million and $3.7 million, respectively. There was no amortization expense related to acquired technology for the three and six months ended June 30, 2005.

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic and Diluted Net Income (Loss) per Common Share
      Basic net income (loss) per common share excludes dilution for potential common stock issuances and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options were not considered in the computation of diluted net (loss) per common share for the three and six months ended June 30, 2006 as their effect is anti-dilutive.
      The following schedule presents the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2006	2005	2006

	(Unaudited)
	(In thousands, except share and per share amounts)
Net income (loss)	$6,063	$(6,311)	$11,473	$(6,163)

Weighted average shares outstanding, basic	26,516,106	27,766,658	26,303,114	27,678,634
Dilutive effect of:
Stock options related to the purchase of common stock	1,567,211	—	1,496,960	—
Warrants related to the purchase of common stock	118,019	—	130,749	—

Weighted average shares outstanding, diluted	28,201,336	27,766,658	27,930,823	27,678,634

Basic net income (loss) per common share	$0.23	$(0.23)	$0.44	$(0.22)

Diluted net income (loss) per common share	$0.21	$(0.23)	$0.41	$(0.22)

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

Comprehensive Net Income (Loss)
      Comprehensive net income (loss) includes net income (loss), combined with unrealized gains and losses not included in earnings and reflected as a separate component of stockholders’ equity. There were no material differences between net income (loss) and comprehensive net income (loss) for the three and six months ended June 30, 2005 and 2006.

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	WebCT, Inc. Merger
      On February 28, 2006, the Company completed its merger with WebCT pursuant to the Agreement and Plan of Merger dated as of October 12, 2005. Pursuant to the Agreement and Plan of Merger, the Company acquired all the outstanding common stock of WebCT in a cash transaction for approximately $178.3 million. The effective cash purchase price of WebCT before transaction costs was approximately $149.0 million, net of WebCT’s February 28, 2006 cash balance of approximately $29.3 million. The Company has included the financial results of WebCT in its consolidated financial statements beginning February 28, 2006. The Company believes the acquisition of WebCT supports its long-term strategic direction and that the demands for innovative technology in the education industry continue to accelerate at a rapid pace. The merger with WebCT will position the Company to meet the growing demands of academic institutions as the Company works together with academic institutions to redefine the way students and faculty interact.
      The merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141 (SFAS 141), “Business Combinations.” Assets acquired and liabilities assumed were recorded at their fair values as of February 28, 2006. The total preliminary purchase price is $187.5 million, including the estimated acquisition related transaction costs of approximately $9.2 million. Acquisition related transaction costs include investment banking, legal and accounting fees, and other external costs directly related to the merger.

Preliminary Purchase Price Allocation
      Under the purchase method of accounting, the total estimated purchase price as shown in the table below was allocated to WebCT’s net tangible and intangible assets based on their estimated fair values as of February 28, 2006. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate primarily to income and non-income based taxes. In addition, upon the finalization of the combined company’s legal entity structure, additional adjustments to deferred taxes may be required. Based on independent third party valuations, and other factors as described above, the preliminary estimated purchase price was allocated as follows (in thousands):

Cash and cash equivalents	$27,880
Restricted cash	1,452
Accounts receivable, net	4,369
Prepaid expenses and other current assets	1,356
Property and equipment, net	1,720
Deferred tax assets, net	486
Accounts payable	(272)
Other accrued liabilities	(10,856)
Deferred revenues	(4,456)

Net tangible assets to be acquired	21,679
Definite-lived intangible assets acquired	73,307
Goodwill	92,473

Total estimated purchase price	$187,459

      Of the total estimated purchase price, a preliminary estimate of $21.7 million has been allocated to net tangible assets and $73.3 million has been allocated to definite-lived intangible assets acquired. Definite-lived

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
intangible assets of $73.3 million consist of the value assigned to WebCT’s customer relationships of $39.6 million and developed and core technology of $33.7 million.
      The value assigned to WebCT’s customer relationships was determined by discounting the estimated cash flows associated with the existing customers as of the acquisition date taking into consideration expected attrition of the existing customer base. The estimated cash flows were based on revenues for those existing customers net of operating expenses and net contributory asset charges associated with servicing those customers. The estimated revenues were based on revenue growth rates and customer renewal rates. Operating expenses were estimated based on the supporting infrastructure expected to sustain the assumed revenue growth rates. Net contributory asset charges were based on the estimated fair value of those assets that contribute to the generation of the estimated cash flows. A discount rate of 16% was deemed appropriate for valuing the existing customer base. The Company is amortizing the value of customer relationships proportionally to the respective discounted cash flows over an estimated useful life of five years. Customer relationships are not deductible for tax purposes.
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

Deferred Revenues
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

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The unaudited pro forma financial information for the three and six months ended June 30, 2006 combines the historical results for Blackboard Inc. for the three and six months ended June 30, 2006 and the historical results for WebCT for the period from January 1, 2006 to February 28, 2006. The unaudited pro forma financial information for the three and six months ended June 30, 2005 combines the historical results for Blackboard Inc. for the three and six months ended June 30, 2005 and the historical results for WebCT for the same period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2006	2005	2006

	(Unaudited)
	(In thousands, except per share amounts)
Total revenues	$44,862	$43,580	$86,065	$89,294
Net income (loss)	$490	$(6,311)	$(815)	$(10,362)
Basic net income (loss) per common share	$0.02	$(0.23)	$(0.03)	$(0.37)
Diluted net income (loss) per common share	$0.02	$(0.23)	$(0.03)	$(0.37)

4.	Stock-Based Compensation
      As a result of adopting SFAS 123R on January 1, 2006, the Company’s loss before benefit for income taxes and net loss for the six months ended June 30, 2006 were approximately $3.7 million and $2.7 million more, respectively, than if the Company had continued to account for stock-based compensation under APB

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
No. 25. Basic and diluted net loss per common share for the six months ended June 30, 2006 were each approximately $0.10 more than if the Company had not adopted SFAS 123R.
      The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three and six months ended June 30, 2005. The reported and pro forma net income (loss) and net income (loss) per common share for the three and six months ended June 30, 2006 are the same because stock-based compensation is calculated under the provisions of SFAS 123R. The amounts for the three and six months ended June 30, 2006 are included in the following table only to provide net income (loss) and net income (loss) per common share for a comparative presentation to the period of the previous year. The pro forma disclosure for the three and six months ended June 30, 2005 utilized the Black-Scholes option-pricing formula to estimate the value of the respective options with such value amortized to expense over the options’ vesting periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2006	2005	2006

	(Unaudited)
	(In thousands, except per share amounts)
Pro forma net income (loss)
As reported	$6,063	$(6,311)	$11,473	$(6,163)
Add: Stock-based compensation included in reported net income (loss)	18	—	36	—
Deduct: Stock-based compensation determined under fair value-based method for all awards	(1,835)	—	(2,637)	—

Pro forma net income (loss)	$4,246	$(6,311)	$8,872	$(6,163)

Net income (loss) per common share:
Basic — as reported	$0.23	$(0.23)	$0.44	$(0.22)

Basic — pro forma	$0.16	$(0.23)	$0.34	$(0.22)

Diluted — as reported	$0.21	$(0.23)	$0.41	$(0.22)

Diluted — pro forma	$0.15	$(0.23)	$0.32	$(0.22)

      The Company has utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted during the six months ended June 30, 2006, as well as for option grants during all prior periods. As follows are the weighted-average assumptions used in valuing the stock options granted during the six months ended June 30, 2006, and a discussion of the Company’s method.

Dividend yield	0%
Expected volatility	41.3%
Risk-free interest rate	4.7%
Expected life of options	4.94 years
Forfeiture rate	10%
      Dividend yield — The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.
      Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Given the Company’s limited historical stock data following its initial public offering in June 2004, the

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company has used a blended volatility to best estimate expected volatility. The blended volatility includes the average of the Company’s preceding one-year weekly historical volatility, the Company’s preceding six-month market implied volatility and the Company’s peer group preceding four-year weekly historical volatility. Market implied volatility is the volatility implied by the trading prices of publicly available stock options for the Company’s common stock. The Company’s peer group historical volatility includes the historical volatility of companies that are similar in revenue size, in the same industry or are competitors.
      Risk-free interest rate — This is the average U.S. Treasury rate (having a term that most closely approximates the expected life of the option) for the quarter in which the option was granted.
      Expected life of the options — This is the period of time that the options granted are expected to remain outstanding. This estimate is based primarily on historical exercise data. Options granted during the six months ended June 30, 2006 have a maximum term of eight years.
      Forfeiture rate — This is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. The Company estimates the forfeiture rate based on past turnover data with further consideration given to the level of the employees to whom the options were granted.
      The compensation cost that has been charged against income for the Company’s stock option plans for the six months ended June 30, 2006 was approximately $3.8 million. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was approximately $117,000 for the six months ended June 30, 2006. For stock subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.
      On June 14, 2006, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the Company’s Amended and Restated 2004 Stock Incentive Plan (the 2004 Plan) to increase the number of shares authorized for issuance under the 2004 Plan from 2,350,000 to 4,600,000.
      As of June 30, 2006, approximately 2.3 million shares of common stock were available for future grants under the Company’s 2004 Plan and no options were available for future grants under the Company’s Amended and Restated Stock Incentive Plan adopted in 1998. Stock options granted under the 2004 Plan generally vest over a three-year period and have an eight-year expiration period. In July 2006, 12,500 options were granted under the 2004 Plan.
      A summary of option activity under the Company’s option plans as of June 30, 2006, and changes during the six months then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Shares	Price/Share	Intrinsic Value

Options exercisable at December 31, 2005	1,903,411	$10.33

Options outstanding at December 31, 2005	3,343,312	$13.06
Granted	1,251,750	$27.79
Exercised	(359,071)	$12.33
Canceled	(119,118)	$20.18

Options outstanding at June 30, 2006	4,116,873	$17.40	$47,740

Options exercisable at June 30, 2006	1,956,423	$11.04	$35,050

      The weighted average remaining contractual life for all options outstanding under the Company’s stock option plans at June 30, 2006 was 6.67 years. The weighted average remaining contractual life for exercisable

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock options at June 30, 2006 was 5.85 years. The weighted average fair market value of the options at the date of grant for options granted during the six months ended June 30, 2006 was $11.97. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was approximately $6.0 million.
      As of June 30, 2006, there was approximately $21.4 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s option plans. The cost is expected to be recognized through February 2013 with a weighted average recognition period of approximately 3.9 years.

5.	Inventories

	December 31,	June 30,
	2005	2006

		(Unaudited)
	(In thousands)
Raw materials	$700	$1,208
Work-in-process	451	834
Finished goods	655	809

Total inventories	$1,806	$2,851

6.	Goodwill and Intangible Assets
      The carrying amounts of goodwill and intangible assets as of December 31, 2005 and June 30, 2006 are as follows:

	December 31,	June 30,
	2005	2006

		(Unaudited)
	(In thousands)
Goodwill	$10,252	$102,725

Acquired technology	$10,400	$44,107
Contracts and customer lists	5,443	45,042
Non-compete agreements	2,043	2,043
Trademarks and domain names	71	71

Subtotal	17,957	91,263
Less accumulated amortization	(17,397)	(24,611)

Intangible assets, net	$560	$66,652

      Intangible assets from acquisitions are amortized over three to five years. Amortization expense related to intangible assets was approximately $134,000 and $7.2 million for the six months ended June 30, 2005 and 2006, respectively. Amortization expense related to intangible assets for the years ended December 31, 2006, 2007, 2008, 2009, 2010 and 2011 is expected to be approximately $18.0 million, $21.5 million, $19.9 million, $8.5 million, $5.3 million and $845,000, respectively.

7.	Debt

Credit Facilities
      In connection with the acquisition of WebCT, the Company paid a portion of the purchase price using borrowings under a $70.0 million senior secured credit facilities agreement with Credit Suisse. The agreement provided for a $60.0 million senior secured term loan facility repayable over six years and a $10.0 million senior secured revolving credit facility due and payable in full at the end of five years. The interest rate on the

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
facilities will accrue at one of the following rates selected by the Company: (a) adjusted LIBOR plus 2.25%-2.50% or (b) an alternate base rate plus 1.25%-1.50%. The alternate base rate is the higher of Credit Suisse’s prime rate and the federal funds effective rate plus 0.5%. If the Company chooses the adjusted LIBOR interest rate option, interest payments are due on the last day of the interest period (one, two, three or six months) as selected by the Company. If the Company chooses the alternate base rate interest rate option, interest payments are due on the last day of each calendar quarter. During March 2006, the Company chose the alternate base rate interest rate option. As of March 31, 2006, the Company changed to the adjusted LIBOR interest rate option. At June 30, 2006 the interest rate on the term loan facility was 7.3%. This interest rate does not reflect the impact of the amortization of debt issuance costs, discussed below, as interest expense.
      The Company repaid $10.0 million on the revolving credit facility on March 28, 2006. As of June 30, 2006, no amounts were outstanding on the revolving credit facility and $10.0 million in borrowings were available. The Company is required to pay a commitment fee, due at the end of each calendar quarter until the maturity date, equal to 0.5% on the average daily unused portion of the revolving credit facility as defined in the senior secured credit facilities agreement. The Company records this fee in interest expense.
      A principal payment on the term loan facility in the amount of $150,000 is due on the last day of each quarter from March 31, 2006 through December 31, 2010 with a $14.3 million principal payment each due on March 31, 2011, June 30, 2011 and September 30, 2011. The remaining principal payment is due on February 28, 2012. The senior secured credit facilities agreement allows for voluntary principal prepayments of principal and requires mandatory principal prepayments within 90 days after calendar year-end based on a calculation of excess cash flow as defined in the senior secured credit facilities agreement. As of June 30, 2006, the Company had $59.7 million outstanding on the term loan facility.
      In connection with obtaining the senior secured credit facilities, the Company incurred $2.5 million in debt issuance costs. These costs, which are recorded as a debt discount, are netted against the remaining principal amount outstanding. The debt discount will be amortized as interest expense using the effective interest method over the term of the senior secured credit facilities agreement and such amortization will be adjusted for any prepayments on the term loan facility. During the six months ended June 30, 2006, the Company amortized approximately $246,000 as interest expense.
      Under the terms of the senior secured credit facilities agreement, the credit facilities are guaranteed by all of the Company’s domestic subsidiaries and secured by perfected first priority security interests in, and mortgages on, substantially all of the Company’s tangible and intangible assets (including the capital stock of each specified subsidiary) and each of the Company’s subsidiaries. In addition, the facilities contain customary negative covenants applicable to the Company and its subsidiaries with respect to its operations and financial condition, such as a maximum quarterly capital expenditure amount ($15.3 million for the twelve months ended June 30, 2006), a maximum interest coverage ratio as defined in the senior secured credit facilities agreement of 4.00 to 1.00 and a minimum leverage ratio as defined in the senior secured credit facilities agreement of 3.25 to 1.00.

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      We generate revenues from sales and licensing of products and from professional services. Our product revenues consist principally of revenues from annual software licenses, client hosting engagements and the sale of bundled software-hardware systems. We typically sell our licenses and hosting services under annually renewable agreements, and our clients generally pay the annual fees at the beginning of the contract term. We recognize revenues from these agreements, as well as revenues from bundled software-hardware systems, which do not recur, ratably over the contractual term, which is typically 12 months. Billings associated with licenses and hosting services are recorded initially as deferred revenues and then recognized ratably into revenues over the contract term. We also generate product revenues from the sale and licensing of third party software and hardware that is not bundled with our software. These revenues are generally recognized upon shipment of the products to our clients.
      We derive professional services revenues primarily from training, implementation, installation and other consulting services. Substantially all of our professional services are performed on a time-and-materials basis. We recognize these revenues as the services are performed.
      We typically license our individual applications either on a stand-alone basis or bundled as part of either of two suites, the Blackboard Academic SuiteTM and the Blackboard Commerce SuiteTM. The Blackboard Academic Suite includes the Blackboard Learning System, the Blackboard Community System and the Blackboard Content System. The Blackboard Commerce Suite includes the Blackboard Transaction System, the Blackboard Community System and Blackboard One. We generally price our software licenses on the basis of full-time equivalent students or users. Accordingly, annual license fees are generally greater for larger institutions. The Blackboard Learning System is available under basic licenses, which include the Blackboard Learning System — Basic License and the Blackboard Learning System — CE Basic License, and under enterprise licenses, which include the Blackboard Learning System — Enterprise License, Blackboard Learning System — CE Enterprise License and Blackboard Learning System — Vista Enterprise License.
      Our operating expenses consist of cost of product revenues, cost of professional services revenues, research and development expenses, sales and marketing expenses, general and administrative expenses and amortization of intangibles resulting from acquisitions.
      Major components of our cost of product revenues include license and other fees that we owe to third parties upon licensing software, and the cost of hardware that we bundle with our software. We initially defer these costs and recognize them into expense over the period in which the related revenue is recognized. Cost of product revenues also includes amortization of internally developed technology available for sale, employee compensation, stock-based compensation and benefits for personnel supporting our hosting, support and production functions, as well as related facility rent, communication costs, utilities, depreciation expense and cost of external professional services used in these functions. All of these costs are expensed as incurred. The costs of third-party software and hardware that is not bundled with software are also expensed when incurred, normally upon delivery to our client. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology for the three and six months ended June 30, 2006 was $2.8 million and $3.7 million, respectively. There was no amortization expense related to acquired technology for the three and six months ended June 30, 2005.
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
      We do not offer specified upgrades or incrementally significant discounts. Advance payments are recorded as deferred revenues until the product is shipped, services are delivered or obligations are met and the revenue can be recognized. Deferred revenues represent the excess of amounts invoiced over amounts recognized as revenues. We provide non-specified upgrades of our product only on a when-and-if-available basis.
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
      Income tax provision includes U.S. federal, state and local income taxes and is based on pre-tax income or loss. The interim period provision or benefit for income taxes is based upon our estimate of our annual effective income tax rate. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes and our ability to use tax credits and net operating loss carryforwards.
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
      As of June 30, 2006, there was approximately $21.4 million of total unrecognized compensation cost related to unvested stock options granted under our option plans. The cost is expected to be recognized through February 2013 with a weighted average recognition period of approximately 3.9 years.

Important Factors Considered by Management
      We consider several factors in evaluating both our financial position and our operating performance. These factors, while primarily focused on relevant financial information, also include other measures such as general market and economic conditions, competitor information and the status of the regulatory environment.
      To understand our financial results, it is important to understand our business model and its impact on our consolidated financial statements. The accounting for the majority of our contracts requires us to initially record deferred revenues on our consolidated balance sheet upon invoicing the sale and then to recognize revenue in subsequent periods ratably over the term of the contract in our consolidated statements of operations. Therefore, to better understand our operations, one must look at both revenues and deferred revenues.
      In evaluating our revenues, we analyze them in three categories: recurring ratable revenues, non-recurring ratable revenues and other revenues.

•	Recurring ratable revenues include those product revenues that are recognized ratably over the contract term, which is typically one year, and that recur each year assuming clients renew their contracts. These revenues include revenues from the licensing of all of our software products, hosting arrangements and enhanced support and maintenance contracts related to our software products, including certain professional services performed by our professional services groups.

•	Non-recurring ratable revenues include those product revenues that are recognized ratably over the term of the contract, which is typically one year, but that do not contractually recur. These revenues include certain hardware components of our Blackboard Transaction System products and certain third-party hardware and software sold to our clients in conjunction with our software licenses.

•	Other revenues include those revenues that are recognized as earned and are not deferred to future periods. These revenues include professional services, the sales of Blackboard One, as well as the supplies and commissions we earn from publishers related to digital course supplement downloads.
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

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2006	2005	2006

	(Unaudited)
Revenues:
Product	89%	85%	89%	86%
Professional services	11	15	11	14

Total revenues	100	100	100	100
Operating expenses:
Cost of product revenues, excludes amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below	21	23	22	22
Cost of professional services revenues	8	10	8	9
Research and development	10	17	10	15
Sales and marketing	29	35	28	34
General and administrative	15	22	15	21
Amortization of intangibles resulting from acquisitions	0	12	0	9

Total operating expenses	83	119	83	110

Income (loss) from operations	17%	(19)%	17%	(10)%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
      Our total revenues for the three months ended June 30, 2006 were $43.6 million, representing an increase of $10.5 million, or 31.9%, as compared to $33.0 million for the three months ended June 30, 2005.
      A detail of our total revenues by classification is as follows:

	Three Months Ended June 30,

	2005			2006

		Professional			Professional
	Product	Services		Product	Services
	Revenues	Revenues	Total	Revenues	Revenues	Total

	(Unaudited)
	(In millions)
Recurring ratable revenues	$23.3	$0.1	$23.4	$30.0	$0.5	$30.5
Non-recurring ratable revenues	4.6	—	4.6	4.7	—	4.7
Other revenues	1.5	3.5	5.0	2.3	6.1	8.4

Total revenues	$29.4	$3.6	$33.0	$37.0	$6.6	$43.6

      Product revenues. Product revenues, including domestic and international, for the three months ended June 30, 2006 were $37.0 million, representing an increase of $7.6 million, or 26.0%, as compared to $29.4 million for the three months ended June 30, 2005. Recurring ratable product revenues increased by $6.7 million, or 28.8%, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Revenues from the Blackboard Academic Suite increased $5.3 million, or 34.9%, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This increase in Blackboard Academic Suite revenues was primarily due to a $3.9 million increase in revenues from Blackboard Learning System enterprise products, a $720,000 increase in revenues from Blackboard Content System licenses and a $580,000 increase in revenues from Blackboard Community System licenses. Revenues from the Blackboard Commerce Suite increased by $380,000 due to an increase in revenues from Blackboard Transaction System licenses. The further increase in recurring ratable product revenues was due to an $800,000 increase in hosting revenues and a $200,000 increase in revenues from enhanced support and maintenance revenues related to our software products. These increases in recurring ratable product revenues were attributable to current and prior period sales to new and existing clients, including clients resulting from the WebCT merger.
      The increase in Blackboard Learning System enterprise products revenues was also attributable to the continued shift from the Blackboard Learning System basic products to the enterprise version of the Blackboard Learning System. The enterprise versions of the Blackboard Learning System products have additional functionality that is not available in the Blackboard Learning System basic products and consequently some Blackboard Learning System basic product clients upgrade to the enterprise versions of the Blackboard Learning System. Licenses of the enterprise versions of the Blackboard Learning System product have higher average pricing, which normally results in at least twice the contractual value as compared to Blackboard Learning System basic product licenses.
      The increase in non-recurring ratable product revenues was primarily due to an increase in non-recurring third party hardware and software revenues.
      The increase in other product revenues was primarily due to an increase in Blackboard One revenues due to an increase in prior period sales and an increase in publisher revenues due to the inclusion of WebCT publisher relationships.
      Of our total revenues, our total international revenues for the three months ended June 30, 2006 were $8.1 million, representing an increase of $2.7 million, or 50.7%, as compared to $5.4 million for the three months ended June 30, 2005. International product revenues, which consist primarily of recurring ratable product revenues, were $6.7 million for the three months ended June 30, 2006, representing an increase of $1.8 million, or 38.0%, as compared to $5.0 million for the three months ended June 30, 2005. The increase in international recurring ratable product revenues was primarily due to an increase in international revenues from Blackboard Learning System licenses, which include former WebCT products, resulting from prior period sales to new and existing clients. The further increase in total international revenues is attributable to an increase in professional services revenues due to the increase in the number of international licensees of our Blackboard Learning System enterprise products, which generally purchase greater volumes of our service offerings. In addition, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.
      Professional services revenues. Professional services revenues for the three months ended June 30, 2006 were $6.6 million, representing an increase of $2.9 million, or 78.4%, as compared to $3.7 million for the three months ended June 30, 2005. The increase in professional services was primarily attributable to an increase in the number and size of service engagements, which is directly related to the increase in the number of enterprise level licensees, which generally purchase greater volumes of our service offerings and increased sales of certain enhanced support and maintenance services. As a percentage of total revenues professional services revenues for the three months ended June 30, 2006 were 15.1% as compared to 11.2% for the three months ended June 30, 2005. This increase was expected and is due primarily to the impact of purchase accounting adjustments to WebCT’s beginning deferred revenue balances. As a result of the fair value adjustment to the acquired deferred revenue balances, we expect the higher percentage of professional services revenues to continue to remain higher than in prior year and for this trend to continue for the remainder of 2006.
      Cost of product revenues. Our cost of product revenues for the three months ended June 30, 2006 was $10.0 million, representing an increase of $2.9 million, or 41.3%, as compared to $7.1 million for the three months ended June 30, 2005. The increase in cost of product revenues is primarily due to a $1.7 million increase in technical support costs primarily due to increased personnel-costs related to increased headcount related to new hires during 2005 and 2006, higher average salaries due to annual salary increases in 2006 and the inclusion of WebCT’s technical support groups. Further, the increase in cost of product revenues is due to an $860,000 increase in expenses for our hosting services due to the increase in the number of clients, including WebCT clients, contracting for our hosting services and a $300,000 increase in sublicense costs primarily associated with the addition of WebCT software products. Cost of product revenues as a percentage of product revenues increased to 27.1% for the three months ended June 30, 2006 from 24.2% for the three months ended June 30, 2005. This decrease in product revenues margin is due primarily to the fair value adjustment to the acquired WebCT deferred revenue balances. Consequently, we expect our product revenues margins to continue to remain lower than in prior year and we expect this trend to continue for the remainder of 2006.
      Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology for the three months ended June 30, 2006 was $2.8 million. There was no amortization expense related to acquired technology for the three months ended June 30, 2005. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 34.7% for the three months ended June 30, 2006 as compared to 24.2% for the three months ended June 30, 2005.
      Cost of professional services revenues. Our cost of professional services revenues for the three months ended June 30, 2006 was $4.3 million, representing an increase of $1.7 million, or 67.9%, from $2.6 million for the three months ended June 30, 2005. The increase is directly related to the increase in professional services revenues. Further, for the three months ended June 30, 2006 there was approximately $250,000 in stock-based compensation included in cost of professional services revenues. Cost of professional services revenues as a percentage of professional services revenues decreased to 65.0% for the three months ended June 30, 2006 from 69.0% for the three months ended June 30, 2005. The increase in professional services revenues margin is primarily due to an increase in our utilization rates associated with the increase in the number and size of service engagements from enterprise level licensees, which generally purchase greater volumes of our service offerings.
      Research and development expenses. Our research and development expenses for the three months ended June 30, 2006 were $7.3 million, representing an increase of $4.0 million, or 119.9%, as compared to $3.3 million for the three months ended June 30, 2005. This increase was primarily attributable to a $3.4 million increase in personnel-costs due to increased headcount related to new hires during 2005 and 2006, higher average salaries due to annual salary increases in 2006 and the inclusion of WebCT’s research and development groups. In addition, there was a $200,000 increase in professional service expenses resulting from our continued efforts to increase the functionality of our products. Further, for the three months ended June 30, 2006 there was approximately $154,000 in stock-based compensation included in research and development expenses.
      Sales and marketing expenses. Our sales and marketing expenses for the three months ended June 30, 2006 were $15.1 million, representing an increase of $5.6 million, or 59.5%, as compared to $9.5 million for the three months ended June 30, 2005. This increase was primarily attributable to a $4.1 million increase in personnel-costs due to increased headcount related to new hires during 2005 and 2006, higher average salaries due to annual salary increases in 2006 and the inclusion of WebCT’s sales and marketing groups. Further, for the three months ended June 30, 2006 there was approximately $933,000 in stock-based compensation included in sales and marketing expenses. In addition, there was a $500,000 change in bad debt expense for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 due to a $500,000 reduction in bad debt expense during the three months ended June 30, 2005. We did not record any bad debt expense during the three months ended June 30, 2006.
      General and administrative expenses. Our general and administrative expenses for the three months ended June 30, 2006 were $9.8 million, representing an increase of $5.0 million, or 103.8%, as compared to $4.8 million for the three months ended June 30, 2005. This increase was primarily attributable to an $800,000 increase in personnel-costs due to increased headcount related to new hires during 2005 and 2006, higher average salaries across all general and administrative functional departments due to annual salary increases in 2006 and the inclusion of WebCT’s general and administrative functional departments. Further, there was a

$700,000 increase in facility expenses, including rent, utilities, repairs and maintenance expenses, related to an increase in office space at our Washington, D.C. headquarters and international locations during 2005 and 2006, as well as the inclusion of WebCT office space in Lynnfield, MA and Canada. There was a $1.3 million increase in professional service expenses during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 primarily associated with increased legal, accounting and integration costs resulting from the acquisition of WebCT. For the three months ended June 30, 2006, there was approximately $811,000 in stock-based compensation included in general and administrative expenses and we recorded approximately $1.1 million in retention bonuses and severance costs primarily for WebCT employees.
      Net interest income (expense). Our net interest expense for the three months ended June 30, 2006 was $926,000 as compared to net interest income of $512,000 for the three months ended June 30, 2005. This decrease was attributable primarily to interest expense associated with the credit facilities agreement we entered into with Credit Suisse to fund a portion of the acquisition of WebCT. Further, this decrease is due to lower cash and cash equivalent and short-term investment balances during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 resulting from the use of cash for the acquisition of WebCT.
      Other income. Our other income for the three months ended June 30, 2006 was $179,000 and pertains to the remeasurement of our foreign subsidiaries ledgers, which are maintained in the local foreign currency, into the United States Dollar. In particular, this expense is primarily the result of the positive impact of the month-end change in the Canadian Dollar exchange rate to the United States Dollar from March to June on intercompany debt with our Canadian subsidiary.
      Income taxes. Our benefit for income taxes for the three months ended June 30, 2006 was $2.7 million as compared to a provision for income taxes of $207,000 for the three months ended June 30, 2005. The benefit for income taxes for the three months ended June 30, 2006 is due to our net loss for the period.
      Net income (loss). As a result of the foregoing, we reported a net loss of $6.3 million for the three months ended June 30, 2006 as compared to net income of $6.1 million for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
      Revenues. Our total revenues for the six months ended June 30, 2006 were $81.3 million, representing an increase of $17.3 million, or 27.0%, as compared to $64.0 million for the six months ended June 30, 2005.
      A detail of our total revenues by classification is as follows:

	Six Months Ended June 30,

	2005			2006

		Professional			Professional
	Product	Services		Product	Services
	Revenues	Revenues	Total	Revenues	Revenues	Total

	(Unaudited)
	(In millions)
Recurring ratable revenues	$44.8	$0.4	$45.2	$56.7	$0.9	$57.6
Non-recurring ratable revenues	9.3	—	9.3	9.3	—	9.3
Other revenues	2.9	6.6	9.5	4.2	10.2	14.4

Total revenues	$57.0	$7.0	$64.0	$70.2	$11.1	$81.3

      Product revenues. Product revenues, including domestic and international, for the six months ended June 30, 2006 were $70.2 million, representing an increase of $13.1 million, or 23.0%, as compared to $57.0 million for the six months ended June 30, 2005. Recurring ratable product revenues increased by $11.8 million, or 26.4%, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Revenues from the Blackboard Academic Suite increased $9.0 million, or 30.9%, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase in Blackboard Academic Suite revenues was primarily due to a $6.1 million increase in revenues from Blackboard Learning

System enterprise products, a $1.5 million increase in revenue from Blackboard Content System licenses and a $1.2 million increase in revenue from Blackboard Community System licenses. Revenues from the Blackboard Commerce Suite increased by $730,000 due to an increase in revenues from Blackboard Transaction System licenses. The further increase in recurring ratable product revenues was due to a $1.7 million increase in hosting revenues and a $450,000 increase in revenues from enhanced support and maintenance revenues related to our software products. These increases in recurring ratable product revenues were attributable to current and prior period sales to new and existing clients, including clients resulting from the WebCT merger.
      The increase in Blackboard Learning System enterprise product revenue was also attributable to the continued shift from the Blackboard Learning System basic products to the enterprise versions of the Blackboard Learning System. The enterprise versions of the Blackboard Learning System products have additional functionality that is not available in the Blackboard Learning System basic products and consequently some Blackboard Learning System basic product clients upgrade to the Blackboard Learning System enterprise products. Licenses of the enterprise version of the Blackboard Learning System enterprise products have higher average pricing, which normally results in at least twice the contractual value as compared to Blackboard Learning System basic product licenses.
      Non-recurring ratable product revenues for the six months ended June 30, 2006 were consistent with the six months ended June 30, 2005.
      The increase in other product revenues is primarily due to a $600,000 increase in non-ratable, non-recurring third party hardware and software revenues and a $300,000 increase in Blackboard One revenues due to an increase in current period sales.
      Of our total revenues, our total international revenues for the six months ended June 30, 2006 were $14.9 million, representing an increase of $4.5 million, or 43.6%, as compared to $10.5 million for the six months ended June 30, 2005. International product revenues, which consist primarily of recurring ratable product revenues, were $12.5 million, representing an increase of $3.0 million, or 32.9%, as compared to $9.6 million for the six months ended June 30, 2005. This increase was primarily due to an increase in international revenues from Blackboard Learning System licenses, which include former WebCT products, resulting from prior period sales to new and existing clients. The further increase in total international revenues is attributable to an increase in professional services revenues due to the increase in the number of international licensees of our Blackboard Learning System enterprise products, which generally purchase greater volumes of our service offerings. In addition, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.
      Professional services revenues. Professional services revenues for the six months ended June 30, 2006, were $11.1 million, representing an increase of $4.2 million, or 60.1%, as compared to $7.0 million for the six months ended June 30, 2005. The increase in professional services revenues was primarily attributable to an increase in the number and size of service engagements, which is directly related to the increase in the number of enterprise level licensees, which generally purchase greater volumes of our service offerings and increased sales of certain enhanced support and maintenance services. As a percentage of total revenues, professional services revenues for the six months ended June 30, 2006 were 13.7%, as compared to 10.9% for the six months ended June 30, 2005. As a result of the fair value adjustment to the acquired WebCT deferred revenue balances, we expect the higher percentage of professional services revenues to continue to remain higher than in prior year and for this trend to continue for the remainder of 2006.
      Cost of product revenues. Our cost of product revenues for the six months ended June 30, 2006 was $18.0 million, representing an increase of $3.7 million, or 25.7%, as compared to $14.3 million for the six months ended June 30, 2005. The increase in cost of product revenue is primarily due to a $2.0 million increase in our technical support group expenses primarily due to increased personnel-related costs related to increased headcount related to new hires during 2005 and 2006, higher average salaries due to annual salary increases in 2006 and the inclusion of WebCT’s technical support groups. Further, the increase is due to a $1.5 million increase in expenses for our hosting services due to the increase in the number of clients contracting for our hosting services. Cost of product revenues as a percentage of product revenues increased to 25.6% for the six months ended June 30, 2006 from 25.1% for the six months ended June 30, 2005. This decrease in product revenues margin is due primarily to the fair value adjustment to the acquired WebCT deferred revenue balances. Consequently, we expect our product revenues margins to continue to remain lower than in prior year and we expect this trend to continue for the remainder of 2006.
      Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology for the six months ended June 30, 2006 was $3.7 million. There was no amortization expense related to acquired technology for the six months ended June 30, 2005. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 31.0% for the six months ended June 30, 2006 as compared to 25.1% for the six months ended June 30, 2005.
      Cost of professional services revenues. Our cost of professional services revenues for the six months ended June 30, 2006 was $7.7 million, representing an increase of $2.9 million, or 61.1%, from $4.8 million for the six months ended June 30, 2005. The increase in cost of professional services revenues is directly related to the increase in professional services revenues. Cost of professional services revenues as a percentage of professional services revenues increased slightly to 69.0% for the six months ended June 30, 2006 from 68.6% for the six months ended June 30, 2005. The decrease in professional services revenues margin is primarily due to approximately $370,000 in stock-based compensation included in cost of professional services revenues for the six months ended June 30, 2006.
      Research and development expenses. Our research and development expenses for the six months ended June 30, 2006 were $12.2 million, representing an increase of $5.7 million, or 86.9%, as compared to $6.5 million for the six months ended June 30, 2005. This increase is primarily attributable to a $4.3 million increase in personnel-related costs due to increased headcount related to new hires during 2005 and 2006, higher average salaries due to annual salary increases in 2006 and the inclusion of WebCT’s research and development groups. In addition, there was a $700,000 increase in professional services costs resulting from our continued efforts to increase the functionality of our products and $200,000 increase in software and equipment expenses to support research and development activities. Further, for the six months ended June 30, 2006 there was approximately $276,000 in stock-based compensation included in research and development expenses.
      Sales and marketing expenses. Our sales and marketing expenses for the six months ended June 30, 2006 were $27.2 million, representing an increase of $9.3 million or 51.8%, as compared to sales and marketing expense of $17.9 million for the six months ended June 30, 2005. This increase was primarily attributable to a $5.4 million increase in personnel-costs primarily due to increased headcount related to new hires during 2005 and 2006, higher average salaries due to annual salary increases in 2006 and the inclusion of WebCT’s sales and marketing groups. Further, there was a $1.0 million change in bad debt expense for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 due to a $1.0 million reduction in bad debt expense during the six months ended June 30, 2005. We did not record any bad debt expense during the six months ended June 30, 2006. In addition, there was a $1.0 million increase in general marketing activities primarily associated with a larger annual Users Conference in February 2006, a $400,000 increase in reseller costs primarily related to one large sale to an international client in a prior period and there was approximately $1.3 million in stock-based compensation included in sales and marketing expenses for the six months ended June 30, 2006.
      General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2006 were $17.4 million, representing an increase of $8.0 million, or 84.5%, as compared to general and administrative expenses of $9.4 million for the six months ended June 30, 2005. This increase was primarily attributable to a $2.7 million increase in personnel-costs due to increased headcount related to new hires during 2005 and 2006, higher average salaries across all general and administrative functional departments due to annual salary increases in 2006 and the inclusion of WebCT general and administrative functional departments. Further, there was a $1.2 million increase in facility expenses, including rent, utilities, repairs and maintenance expenses, related to an increase in office space at our Washington, D.C. headquarters and international locations during 2005 and 2006, as well as the inclusion of WebCT office space in Lynnfield, MA and Canada. There was a $700,000 increase in professional services expenses during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 primarily associated with increased legal and accounting costs related to being a larger company after the acquisition of WebCT. For the six months ended June 30, 2006, there was approximately $1.6 million in stock-based compensation included in general and administrative expenses and we recorded approximately $1.5 million in retention bonuses and severance costs primarily for WebCT employees.
      Net interest income (expense). Our net interest expense for the six months ended June 30, 2006 was $263,000 as compared to net interest income of $977,000 for the six months ended June 30, 2005. This change was attributable primarily to our interest expense associated with the credit facilities agreement we entered into with Credit Suisse to fund a portion of the acquisition of WebCT. Further, this change is due to lower cash and cash equivalent and short-term investment balances during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 resulting from the use of cash for the acquisition of WebCT.
      Other expense. Our other expense for the six months ended June 30, 2006 was $147,000 and pertains to the remeasurement of our foreign subsidiaries ledgers, which are maintained in the local foreign currency, into the United States Dollar. In particular, this expense is primarily the result of the negative impact of the month-end change in the Canadian Dollar exchange rate to the United States Dollar from February to June on intercompany debt with our Canadian subsidiary.
      Income taxes. Our benefit for income taxes for the six months ended June 30, 2006 was $2.6 million as compared to a provision for income taxes of $401,000 for the six months ended June 30, 2005. The benefit for income taxes for the six months ended June 30, 2006 is due to our net loss for the period.
      Net income (loss). As a result of the foregoing, we reported a net loss of $6.2 million for the six months ended June 30, 2006 as compared to net income of $11.5 million for the six months ended June 30, 2005.
Liquidity and Capital Resources
      We recognize revenues on annually renewable agreements, which results in deferred revenues. Deferred revenues as of June 30, 2006 were $98.3 million, representing an increase of $21.1 million, or 27.3%, from $77.2 million as of December 31, 2005. This increase was expected due to the seasonal variations in our business. We historically have lower sales to new and existing clients in our fourth quarter due to the timing of our clients’ budget cycles and the renewal dates for our existing clients’ annual licenses. Consequently, deferred revenues increased due to the higher volume of new sales to new and existing clients and the higher level of renewing licenses during the six months ended June 30, 2006 as compared to the fourth quarter of 2005, offset by the recognition of revenues from prior period sales.
      Our cash and cash equivalents were $27.6 million at June 30, 2006 compared to $75.9 million at December 31, 2005. The decrease in cash and cash equivalents was primarily due to the use of cash for the acquisition of WebCT.
      Net cash used in operating activities was $13.9 million during the six months ended June 30, 2006 as compared to net cash provided by operating activities of $1.1 million during the six months ended June 30, 2005. This change for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was primarily due to a net loss of $6.2 million for the six months ended June 30, 2006 as compared to net income of $11.5 million for the six months ended June 30, 2005 which is primarily a result of the acquisition of WebCT; decreased accrued expenses, net of accrued expenses assumed in the acquisition of WebCT of approximately $10.9 million, which is primarily due to payment of accrued bonuses and commissions related to 2005 during the six months ended June 30, 2006; and increased accounts receivable due to an increase in invoicing associated with increased sales to new and existing clients during 2006 as compared to 2005. These decreases were offset, in part, by an increase in deferred revenues primarily associated with the increase in invoicing associated with increased sales to new and existing clients during 2006 as compared to 2005 and an increase in amortization of intangibles resulting from our acquisition of WebCT.

      Net cash used in investing activities was $97.8 million during the six months ended June 30, 2006, an increase of $72.2 million, or 282.2%, from $25.6 million during the six months ended June 30, 2005. This increase in cash usage was primarily due to the $154.6 million in net cash paid related to the acquisition of WebCT. This increase was offset by the sale of $62.6 million in short-term investments to fund a portion of the acquisition of WebCT. Cash expenditures for purchase of property and equipment were $5.7 million for the six months ended June 30, 2006, which represents approximately 7.1% of total revenues for the six months ended June 30, 2006. We expect cash expenditures for purchases of property and equipment to remain in the range 6% to 7% of total revenues in future periods.
      Net cash provided by financing activities was $63.4 million during the six months ended June 30, 2006 as compared to net cash provided by financing activities of $5.2 million during the six months ended June 30, 2005. This change was primarily due to the $67.5 million in proceeds, net of $2.5 million in debt issuance costs, associated with the credit facilities agreement we entered into with Credit Suisse to fund a portion of the acquisition of WebCT. In March 2006, we repaid the $10.0 million revolving credit facility and we have made our first two principal payments totaling $300,000 on the term loan facility during the six months ended June 30, 2006. During the six months ended June 30, 2006, we also received $4.5 million in proceeds from exercise of stock options as compared to $5.6 million for the six months ended June 30, 2005.
      In connection with the acquisition of WebCT, we paid a portion of the purchase price pursuant to a $70.0 million senior secured credit facilities agreement with Credit Suisse. The agreement provided for a $60.0 million senior secured term loan facility repayable over six years and a $10.0 million senior secured revolving credit facility due and payable in full at the end of five years. The interest rate on the facilities accrue at one of the following rates selected by us: (a) adjusted LIBOR plus 2.25%-2.50% or (b) an alternate base rate plus 1.25%-1.50%. The alternate base rate is the higher of Credit Suisse’s prime rate and the federal funds effective rate plus 0.5%. If we choose the adjusted LIBOR interest rate option, interest payments are due on the last day of the interest period (one, two, three or six months) as selected by us. If we choose the alternate base rate interest rate option, interest payments are due on the last day of each calendar quarter. During March 2006, we chose the alternate base rate interest rate option. As of March 31, 2006, we changed to the adjusted LIBOR interest rate option. At June 30, 2006, the interest rate on the term loan facility was 7.3%. This interest rate does not reflect the impact of the amortization of debt issuance costs, discussed below, as interest expense.
      We repaid $10.0 million on the revolving credit facility on March 28, 2006. As of March 31, 2006, no amounts were outstanding on the revolving credit facility and $10.0 million in borrowings were available. We are required to pay a commitment fee, due at the end of each calendar quarter until the maturity date, equal to 0.5% on the average daily unused portion of the revolving credit facility as defined in the senior secured credit facilities agreement. We record this fee in interest expense.
      A principal payment on the term loan facility in the amount of $150,000 is due on the last day of each quarter from March 31, 2006 through December 31, 2010 with a $14.3 million principal payment each due on March 31, 2011, June 30, 2011 and September 30, 2011. The remaining principal payment is due on February 28, 2012. The senior secured credit facilities agreement allows for voluntary principal prepayments and requires mandatory principal prepayments within 90 days after calendar year-end based on a calculation of excess cash flow as defined in the senior secured credit facilities agreement. As of June 30, 2006, we had $59.7 million outstanding on the term loan facility.
      In connection with obtaining the senior secured credit facilities, we incurred $2.5 million in debt issuance costs. These costs, which are recorded as a debt discount, are netted against the remaining principle amount outstanding. We will amortize these costs as interest expense over the term of the senior secured credit facilities agreement and will adjust such amortization for any prepayments on the term loan facility. During the six months ended June 30, 2006, we amortized approximately $246,000 as interest expense.
      Under the terms of the senior secured credit facilities agreement, the credit facilities are guaranteed by all of our domestic subsidiaries and secured by perfected first priority security interests in, and mortgages on, substantially all of our tangible and intangible assets (including the capital stock of each specified subsidiary) and each of our subsidiaries. In addition, the facilities contain customary negative covenants applicable to us and our subsidiaries with respect to our operations and financial condition, such as a quarterly maximum twelve month capital expenditure amount ($15.3 million for the twelve months ended June 30, 2006), a maximum interest coverage ratio as defined in the senior secured credit facilities agreement of 4.00 to 1.00 and a minimum leverage ratio as defined in the senior secured credit facilities agreement of 3.25 to 1.00.
      We believe that our existing cash and cash equivalents, available borrowings and future cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new products or services, the timing of enhancements to existing products and services and the timing of capital expenditures. Also, we may make investments in, or acquisitions of, complementary businesses, services or technologies, which could also require us to seek additional equity or debt financing. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
      We do not have any off-balance sheet arrangements with unconsolidated entities or related parties and accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
      Our principal exposure to market risk relates to changes in interest rates. At June 30, 2006, $59.7 million was outstanding on our term loan facility with Credit Suisse, subject to covenants and restrictions. The interest rate on the term loan facility accrues at one of the following rates selected by us: (a) adjusted LIBOR plus 2.25%-2.50% or (b) an alternate base rate plus 1.25%-1.50%. The alternate base rate is the higher of Credit Suisse’s prime rate and the federal funds effective rate plus 0.5%. At June 30, 2006, the interest rate on the term loan facility was 7.3%. Interest rate changes would result in increases or decreases in the fair value of our debt due to differences between market interest rates and rates in effect at the inception of our debt obligation. For the three months ended June 30, 2006, a one percentage point increase in interest rates would have increased our interest expense by approximately $150,000.
      Interest income on our cash and cash equivalents is subject to interest rate fluctuations. For the three months ended June 30, 2006, a one percentage point decrease in interest rates would have reduced our interest income by approximately $75,000.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.
      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.
      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
      The WebCT merger is the largest acquisition that we have undertaken. We entered into this transaction with the expectation that it would result in various benefits including, among other things, enhanced revenue and profits, and enhancements to our product portfolio and customer base. Risks that we may encounter in seeking to realize these benefits include:

•	we may not realize the anticipated increase in our revenues if a larger than predicted number of customers decline to renew their contracts, if we are unable to sell WebCT’s products to our customer base or if the acquired contracts do not allow us to recognize revenues on a timely basis;

•	we may have difficulty incorporating WebCT’s technologies or products with our existing product lines and maintaining uniform standards, controls, procedures and policies;

•	we may have higher than anticipated costs in continuing support and development of WebCT’s products;

•	we may lose anticipated tax benefits or have additional legal or tax exposures;

•	we may not be able to retain key WebCT employees;

•	we may face contingencies related to product liability, intellectual property, financial disclosures, and accounting practices or internal controls; and

•	we may be unable to manage effectively the increased size and complexity of the combined company and our management’s attention may be diverted from our ongoing business by transition or integration issues.

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
      Future business combinations could involve the acquisition of significant tangible and intangible assets, which could require us to record in our statements of operations ongoing amortization of intangible assets acquired in connection with acquisitions, which we currently do with respect to our historic acquisitions including the WebCT merger. In addition, we may need to record write-downs from future impairments of identified tangible and intangible assets and goodwill. These accounting charges would reduce any future reported earnings, or increase a reported loss. In future acquisitions, we could also incur debt to pay for acquisitions, or issue additional equity securities as consideration, which could cause our stockholders to suffer significant dilution.

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
      In connection with the WebCT merger, we secured $70.0 million in borrowings through Credit Suisse, Cayman Islands Branch consisting of a $60.0 million senior secured term loan facility repayable over six years and a $10.0 million senior secured revolving credit facility due and payable in full at the end of five years. This debt may impair our ability to obtain future additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes, and a substantial portion of our cash flows from operations may be dedicated to the debt repayment, thereby reducing the funds available to us for other purposes. This debt could make us more vulnerable to industry downturns and competitive pressures. Any failure by us to satisfy our obligations with respect to these debt obligations would constitute a default under the credit facilities. As of June 30, 2006, $59.7 million was outstanding under the term loan facility, and no amount was outstanding under the revolving credit facility.

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
      Our primary competitors for the Blackboard Academic Suite are companies and open source solutions that provide course management systems, such as Desire2Learn Inc., ANGEL Learning, Inc., eCollege.com, VCampus Educator, WebTycho, The Sakai Project, Moodle and Jenzabar, Inc.; learning content management systems, such as HarvestRoad Ltd. and Concord USA, Inc.; and education enterprise information portal technologies, such as SunGard SCT Inc., an operating unit of SunGard Data Systems Inc. We also face competition from clients and potential clients who develop their own applications internally, large diversified software vendors who offer products in numerous markets including the education market and other open source software applications. Our primary competitors for the Blackboard Commerce Suite are companies that provide university transaction systems, such as The CBORD Group, Inc., NuVision Networks and General Meters, as well as off-campus merchant relationship programs.
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
      Our clients have no obligation to renew their licenses for our products after the expiration of the initial license period, which is typically one year, and some clients have elected not to do so. A decline in license renewal rates could cause our revenues to decline. Although we have typically experienced favorable license renewal rates, we have limited historical data with respect to rates of renewals, so we cannot accurately predict future renewal rates. Our license renewal rates may decline or fluctuate as a result of a number of factors, including client dissatisfaction with our products and services, our failure to update our products to maintain their attractiveness in the market or budgetary constraints or changes in budget priorities faced by our clients.
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
      Because our software products are complex, they may contain undetected errors or defects, known as bugs. Bugs can be detected at any point in a product’s life cycle, but are more common when a new product is introduced or when new versions are released. In the past, we have encountered product development delays and defects in our products. We expect that, despite our testing, errors will be found in new products and product enhancements in the future. Significant errors in our products could lead to:

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
      Our future success depends upon the continued service of our key management, technical, sales and other critical personnel, including employees who joined the Company from WebCT. Whether we are able to execute effectively on our business strategy will depend in large part on how well key management and other personnel perform in their positions and are integrated within our company. Key personnel have left our company over the years, and there may be additional departures of key personnel from time to time. In addition, as we seek to expand our global organization, the hiring of qualified sales, technical and support personnel has been difficult due to the limited number of qualified professionals. Failure to attract, integrate and retain key personnel would result in disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives and the results of our operations.

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
      A third party may assert that our technology violates its intellectual property rights. As the number of products in our markets increases and the functionality of these products further overlaps, we believe that infringement claims will become more common. Any claims, regardless of their merit, could:

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
      Unanticipated problems affecting our network systems could cause interruptions or delays in the delivery of the hosting service we provide to some of our clients. We provide remote hosting through computer hardware that is currently located in third-party co-location facilities in Virginia, The Netherlands and Canada. We do not control the operation of these co-location facilities. Lengthy interruptions in our hosting service could be caused by the occurrence of a natural disaster, power loss, vandalism or other telecommunications problems at the co-location facilities or if these co-location facilities were to close without adequate notice. Although we have multiple transmission lines into the co-location facilities through two telecommunications service providers, we have experienced problems of this nature from time to time in the past, and we will continue to be exposed to the risk of network failures in the future. We currently do not have adequate computer hardware and systems to provide alternative service for most of our hosted clients in the event of an extended loss of service at the co-location facilities. Each Virginia co-location facility provides data backup redundancy for the other Virginia co-location facility. However, they are not equipped to provide full disaster recovery to all of our hosted clients. If there are operational failures in our network infrastructure that cause interruptions, slower response times, loss of data or extended loss of service for our remotely hosted clients, we may be required to issue credits or pay penalties, current hosting clients may terminate their contracts or elect not to renew them, and we may lose sales to potential hosting clients. If we determine that we need additional hardware and systems, we may be required to make further investments in our network infrastructure.

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

Item 4.	Submission of Matters to a Vote of Security Holders
      We held our annual meeting of stockholders on June 14, 2006. At the annual meeting, our stockholders elected the persons listed below as Class II directors of our board of directors, approved an amendment to our Amended and Restated 2004 Stock Incentive Plan to increase the number of shares authorized for issuance under the plan from 2,350,000 to 4,600,000, and ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006. The voting results of the meeting are presented in the following tables:

	For	Withheld

Election of Directors
Michael L. Chasen	25,771,015	764,226
Steven B. Gruber	25,337,857	1,197,384

	For	Against	Abstain

Ratification of Selection of Independent Public Accounting Firm	25,457,503	1,066,979	10,758
Approval of the Amended and Restated 2004 Stock Incentive Plan to increase the number of shares authorized for issuance under the plan from 2,350,000 to 4,600,000	16,094,290	4,560,105	13,501

Item 6.	Exhibits.
      (a) Exhibits:

Exhibit No.	Description

10.1	Amended and Restated 2004 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blackboard Inc.

By:	/s/ Peter Q. Repetti

Peter Q. Repetti
Chief Financial Officer
(On behalf of the registrant and as Principal
Financial Officer)
Dated: August 9, 2006