Form 10-Q
period 2006-09-30
BLACKBOARD INC
filed 2006-11-09
CIK 1106942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class	Outstanding at October 31, 2006
Common Stock, $0.01 par value	28,068,526

Blackboard Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2006

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “Blackboard” refer to Blackboard Inc. and its subsidiaries.

ii

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BLACKBOARD INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	September 30,
	2005	2006
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$75,895	$37,045
Short-term investments	62,602	—
Restricted cash	521	461
Accounts receivable, net of allowance for doubtful accounts of $701 and $733 at December 31, 2005 and September 30, 2006, respectively	26,136	61,360
Inventories	1,806	2,443
Prepaid expenses and other current assets	2,116	2,976
Deferred tax asset, current portion	10,274	16,818
Deferred cost of revenues, current portion	5,797	8,080

Total current assets	185,147	129,183
Deferred tax asset, non-current portion	12,023	12,386
Deferred cost of revenues, non-current portion	1,310	772
Deferred merger costs (WebCT, Inc.)	4,956	—
Property and equipment, net	9,940	13,276
Goodwill	10,252	102,725
Intangible assets, net	560	61,275

Total assets	$224,188	$319,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,833	$1,530
Accrued expenses	14,083	20,153
Term loan, current portion	—	600
Deferred rent, current portion	347	398
Deferred revenues, current portion	74,975	118,388

Total current liabilities	91,238	141,069
Term loan, noncurrent portion, net of debt discount of $1,539 at September 30, 2006	—	42,411
Deferred rent, noncurrent portion	426	233
Deferred revenues, noncurrent portion	2,199	3,290
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, and no shares issued or outstanding at December 31, 2005 and September 30, 2006	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 27,479,351 and 28,052,831 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	275	280
Additional paid-in capital	210,805	224,027
Accumulated deficit	(80,755)	(91,693)

Total stockholders’ equity	130,325	132,614

Total liabilities and stockholders’ equity	$224,188	$319,617

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

Revenues:
Product	$31,301	$43,435	$88,341	$113,597
Professional services	4,626	6,919	11,577	18,046

Total revenues	35,927	50,354	99,918	131,643
Operating expenses:
Cost of product revenues, excludes $2,800 and $6,533 in amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below for the three and nine months ended September 30, 2006, respectively(1)	7,507	11,354	21,818	29,348
Cost of professional services revenues(1)	2,733	4,385	7,499	12,061
Research and development(1)	3,657	8,000	10,162	20,157
Sales and marketing(1)	10,323	16,678	28,269	43,920
General and administrative(1)	5,032	9,661	14,464	27,063
Amortization of intangibles resulting from acquisitions	66	5,377	200	12,591

Total operating expenses	29,318	55,455	82,412	145,140

Income (loss) from operations	6,609	(5,101)	17,506	(13,497)
Other income (expense), net:
Interest expense	(9)	(1,860)	(39)	(3,756)
Interest income	932	341	1,939	1,974
Other income (expense)	—	(155)	—	(301)

Income (loss) before (provision) benefit for income taxes	7,532	(6,775)	19,406	(15,580)
(Provision) benefit for income taxes	(263)	2,000	(664)	4,642

Net income (loss)	$7,269	$(4,775)	$18,742	$(10,938)

Net income (loss) per common share:
Basic	$0.27	$(0.17)	$0.71	$(0.39)

Diluted	$0.25	$(0.17)	$0.66	$(0.39)

Weighted average number of common shares:
Basic	26,986,242	27,922,879	26,529,922	27,760,438

Diluted	28,829,768	27,922,879	28,240,576	27,760,438

(1) Includes the following amounts related to stock-based compensation:
Cost of product revenues	$—	$113	$—	$277
Cost of professional services revenues	—	150	—	519
Research and development	—	168	—	444
Sales and marketing	—	899	—	2,239
General and administrative	19	931	55	2,559

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2005	2006
	(In thousands)

Cash flows from operating activities
Net income (loss)	$18,742	$(10,938)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax benefit	—	(6,078)
Excess tax benefits from stock-based compensation	—	(248)
Amortization of debt discount	—	940
Depreciation and amortization	5,003	6,572
Amortization of intangibles	200	12,591
Change in allowance for doubtful accounts	(24)	(143)
Noncash stock-based compensation	55	6,038
Changes in operating assets and liabilities:
Accounts receivable	(11,490)	(30,712)
Inventories	(59)	(637)
Prepaid expenses and other current assets	(586)	496
Deferred cost of revenues	(1,959)	(1,745)
Accounts payable	111	(575)
Accrued expenses	797	(4,883)
Deferred rent	(221)	(142)
Deferred revenues	12,797	40,048

Net cash provided by operating activities	23,366	10,584
Cash flows from investing activities
Acquisition of WebCT, Inc., net of cash acquired	—	(154,628)
Purchase of property and equipment	(6,696)	(8,188)
Purchase of held-to-maturity investments	(27,230)	—
Sale of held-to-maturity investments	5,750	23,546
Purchase of available-for-sale investments	(21,900)	—
Sale of available-for-sale investments	25,600	39,056

Net cash used in investing activities	(24,476)	(100,214)
Cash flows from financing activities
Payments on equipment notes	(424)	—
Proceeds from revolving credit facility	—	10,000
Payments on revolving credit facility	—	(10,000)
Proceeds from term loan	—	57,522
Payments on term loan	—	(15,450)
Release of letter of credit	—	1,517
Excess tax benefits from stock-based compensation	—	248
Proceeds from exercise of stock options	8,222	6,943

Net cash provided by financing activities	7,798	50,780

Net increase (decrease) in cash and cash equivalents	6,688	(38,850)
Cash and cash equivalents at beginning of period	78,149	75,895

Cash and cash equivalents at end of period	$84,837	$37,045

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the Nine Months Ended September 30, 2005 and 2006

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

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

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassification

Certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is based upon quoted market prices for the same and similar issuances giving consideration to quality, interest rates, maturity and other characteristics. As of September 30, 2006, the Company believes the carrying amount of its long-term debt approximates its fair value since the variable interest rate of the debt approximates a market rate.

Short-term Investments

All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification at the time of purchase. At September 30, 2006, the Company held no short-term investments.

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

Cost of Product Revenues

Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology for the three and nine months ended September 30, 2006 was $2.8 million and $6.5 million, respectively. There was no amortization expense related to acquired technology for the three and nine months ended September 30, 2005.

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per common share excludes dilution for potential common stock issuances and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options were not

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considered in the computation of diluted net (loss) per common share for the three and nine months ended September 30, 2006 as their effect is anti-dilutive.

The following schedule presents the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(Unaudited)
	(In thousands, except share and per share amounts)

Net income (loss)	$7,269	$(4,775)	$18,742	$(10,938)

Weighted average shares outstanding, basic	26,986,242	27,922,879	26,529,922	27,760,438
Dilutive effect of:
Stock options related to the purchase of common stock	1,761,668	—	1,598,334	—
Warrants related to the purchase of common stock	81,858	—	112,320	—

Weighted average shares outstanding, diluted	28,829,768	27,922,879	28,240,576	27,760,438

Basic net income (loss) per common share	$0.27	$(0.17)	$0.71	$(0.39)

Diluted net income (loss) per common share	$0.25	$(0.17)	$0.66	$(0.39)

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

Comprehensive Net Income (Loss)

Comprehensive net income (loss) includes net income (loss), combined with unrealized gains and losses not included in earnings and reflected as a separate component of stockholders’ equity. There were no material differences between net income (loss) and comprehensive net income (loss) for the three and nine months ended September 30, 2005 and 2006.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

likely than not to be realized upon ultimate settlement in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its consolidated results of operations and financial condition.

3.	WebCT, Inc. Merger

On February 28, 2006, the Company completed its merger with WebCT pursuant to the Agreement and Plan of Merger dated as of October 12, 2005. Pursuant to the Agreement and Plan of Merger, the Company acquired all the outstanding common stock of WebCT in a cash transaction for approximately $178.3 million. The effective cash purchase price of WebCT before transaction costs was approximately $149.0 million, net of WebCT’s February 28, 2006 cash balance of approximately $29.3 million. The Company has included the financial results of WebCT in its consolidated financial statements beginning February 28, 2006. The Company believes the acquisition of WebCT supports its long-term strategic direction. The Company believes its merger with WebCT will position it to meet the growing demands of academic institutions as the Company works together with academic institutions to redefine the way students and faculty interact.

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

Preliminary Purchase Price Allocation

Under the purchase method of accounting, the total estimated purchase price as shown in the table below was allocated to WebCT’s net tangible and intangible assets based on their estimated fair values as of February 28, 2006. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to income and non-income based taxes. In addition, upon the finalization of the combined company’s legal entity structure, additional adjustments to deferred taxes may be required. Based on independent third party valuations, and other factors as described above, the preliminary estimated purchase price was allocated as follows (in thousands):

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and WebCT on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings under the Company’s senior secured credit facilities with Credit Suisse, Cayman Islands Branch (Credit Suisse) (see Note 7) had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes amortization expense from acquired intangible assets, adjustments to interest expense, interest income and related tax effects.

The unaudited pro forma financial information for the three and nine months ended September 30, 2006 combines the historical results for the Company for the three and nine months ended September 30, 2006 and the historical results for WebCT for the period from January 1, 2006 to February 28, 2006. The unaudited pro forma financial information for the three and nine months ended September 30, 2005 combines the historical results for the Company for the three and nine months ended September 30, 2005 and the historical results for WebCT for the same period.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(Unaudited)
	(In thousands, except per share amounts)

Total revenues	$47,587	$50,354	$133,652	$139,648
Net income (loss)	$3	$(4,775)	$(812)	$(15,137)
Basic net income (loss) per common share	$0.00	$(0.17)	$(0.03)	$(0.55)
Diluted net income (loss) per common share	$0.00	$(0.17)	$(0.03)	$(0.55)

4.	Stock-Based Compensation

As a result of adopting SFAS 123R on January 1, 2006, the Company’s loss before benefit for income taxes and net loss for the nine months ended September 30, 2006 were approximately $6.0 million and $4.2 million more, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25. Basic and diluted net loss per common share for the nine months ended September 30, 2006 were each approximately $0.15 more than if the Company had not adopted SFAS 123R.

The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based compensation for the three and nine months ended September 30, 2005. The reported and pro forma net income (loss) and net income (loss) per common share for the three and nine months ended September 30, 2006 are the same because stock-based compensation is calculated under the provisions of SFAS 123R. The amounts for the three and nine months ended September 30, 2006 are included in the following table only to provide net income (loss) and net income (loss) per common share for a comparative presentation to the period of the previous year. The pro forma disclosure for the three and nine months ended September 30, 2005 utilized the Black-Scholes option-pricing formula to estimate the value of the respective options with such value amortized to expense over the options’ vesting periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(Unaudited)
	(In thousands, except per share amounts)

Pro forma net income (loss):
As reported	$7,269	$(4,775)	$18,742	$(10,938)
Add: Stock-based compensation included in reported net income (loss)	19	—	55	—
Deduct: Stock-based compensation determined under fair value-based method for all awards	(1,623)	—	(4,260)	—

Pro forma net income (loss)	$5,665	$(4,775)	$14,537	$(10,938)

Net income (loss) per common share:
Basic — as reported	$0.27	$(0.17)	$0.71	$(0.39)

Basic — pro forma	$0.21	$(0.17)	$0.55	$(0.39)

Diluted — as reported	$0.25	$(0.17)	$0.66	$(0.39)

Diluted — pro forma	$0.20	$(0.17)	$0.51	$(0.39)

The Company has utilized the Black-Scholes valuation model to estimate the fair value of the stock options granted during the nine months ended September 30, 2006, as well as for option grants during all prior periods. As follows are the weighted-average assumptions used in valuing the stock options granted during the nine months ended September 30, 2006, and a discussion of the Company’s method.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividend yield	0%
Expected volatility	42.0%
Risk-free interest rate	4.8%
Expected life of options	4.93 years
Forfeiture rate	10%

Dividend yield — The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Given the Company’s limited historical stock data following its initial public offering in June 2004, the Company has used a blended volatility to best estimate expected volatility. The blended volatility includes the average of the Company’s preceding one-year weekly historical volatility, the Company’s preceding six-month market implied volatility and the Company’s peer group preceding four-year weekly historical volatility. Market implied volatility is the volatility implied by the trading prices of publicly available stock options for the Company’s common stock. The Company’s peer group historical volatility includes the historical volatility of companies that are similar in revenue size, in the same industry or are competitors.

Risk-free interest rate — This is the average U.S. Treasury rate (having a term that most closely approximates the expected life of the option) for the period in which the option was granted.

Expected life of the options — This is the period of time that the options granted are expected to remain outstanding. This estimate is based primarily on historical exercise data. Options granted during the nine months ended September 30, 2006 have a maximum term of eight years.

Forfeiture rate — This is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. The Company estimates the forfeiture rate based on past turnover data with further consideration given to the level of the employees to whom the options were granted.

The compensation cost that has been recognized in the Consolidated Statements of Operations for the Company’s stock option plans for the nine months ended September 30, 2006 was approximately $6.0 million. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was approximately $217,000 for the nine months ended September 30, 2006. For stock subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.

On June 14, 2006, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the Company’s Amended and Restated 2004 Stock Incentive Plan (the 2004 Plan) to increase the number of shares authorized for issuance under the 2004 Plan from 2,350,000 to 4,600,000.

As of September 30, 2006, approximately 2.2 million shares of common stock were available for future grants under the Company’s 2004 Plan and no options were available for future grants under the Company’s Amended and Restated Stock Incentive Plan adopted in 1998. Stock options granted under the 2004 Plan generally vest over a three-year period and have an eight-year expiration period. In October 2006, 147,500 options were granted under the 2004 Plan.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity under the Company’s option plans as of September 30, 2006, and changes during the nine months then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Shares	Price/Share	Intrinsic Value

Options exercisable at December 31, 2005	1,903,411	$10.33

Options outstanding at December 31, 2005	3,343,312	$13.06
Granted	1,636,250	$27.60
Exercised	(574,977)	$12.11
Canceled	(389,389)	$24.16

Options outstanding at September 30, 2006	4,015,196	$18.04	$35,908

Options exercisable at September 30, 2006	1,874,861	$11.33	$28,442

The weighted average remaining contractual life for all options outstanding under the Company’s stock option plans at September 30, 2006 was 6.55 years. The weighted average remaining contractual life for exercisable stock options at September 30, 2006 was 5.64 years. The weighted average fair market value of the options at the date of grant for options granted during the nine months ended September 30, 2006 was $12.04. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was approximately $8.7 million.

As of September 30, 2006, there was approximately $23.3 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s option plans. The cost is expected to be recognized through February 2013 with a weighted average recognition period of approximately 3.6 years.

5.	Inventories

	December 31,	September 30,
	2005	2006
		(Unaudited)
	(In thousands)

Raw materials	$700	$980
Work-in-process	451	594
Finished goods	655	869

Total inventories	$1,806	$2,443

6.	Goodwill and Intangible Assets

The carrying amounts of goodwill and intangible assets as of December 31, 2005 and September 30, 2006 are as follows:

	December 31,	September 30,
	2005	2006
		(Unaudited)
	(In thousands)

Goodwill	$10,252	$102,725

Acquired technology	$10,400	$44,107
Contracts and customer lists	5,443	45,042
Non-compete agreements	2,043	2,043
Trademarks and domain names	71	71

Subtotal	17,957	91,263
Less accumulated amortization	(17,397)	(29,988)

Intangible assets, net	$560	$61,275

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets from acquisitions are amortized over three to five years. Amortization expense related to intangible assets was approximately $200,000 and $12.6 million for the nine months ended September 30, 2005 and 2006, respectively. Amortization expense related to intangible assets for the years ended December 31, 2006, 2007, 2008, 2009, 2010 and 2011 is expected to be approximately $18.0 million, $21.5 million, $19.9 million, $8.5 million, $5.3 million and $845,000, respectively.

7.	Debt

Credit Facilities

In connection with the acquisition of WebCT, the Company paid a portion of the purchase price using borrowings under a $70.0 million senior secured credit facilities agreement with Credit Suisse. The agreement provided for a $60.0 million senior secured term loan facility repayable over six years and a $10.0 million senior secured revolving credit facility due and payable in full at the end of five years. The interest rate on the facilities will accrue at one of the following rates selected by the Company: (a) adjusted LIBOR plus 2.25%-2.50% or (b) an alternate base rate plus 1.25%-1.50%. The alternate base rate is the higher of Credit Suisse’s prime rate and the federal funds effective rate plus 0.5%. If the Company chooses the adjusted LIBOR interest rate option, interest payments are due on the last day of the interest period (one, two, three or six months) as selected by the Company. If the Company chooses the alternate base rate interest rate option, interest payments are due on the last day of each calendar quarter. During March 2006, the Company chose the alternate base rate interest rate option. As of March 31, 2006, the Company changed to the adjusted LIBOR interest rate option. At September 30, 2006 the interest rate on the term loan facility was 7.57%. This interest rate does not reflect the impact of the amortization of debt issuance costs, discussed below, as interest expense.

The Company repaid $10.0 million on the revolving credit facility on March 28, 2006. As of September 30, 2006, no amounts were outstanding on the revolving credit facility and $10.0 million in borrowings were available. The Company is required to pay a commitment fee, due at the end of each calendar quarter until the maturity date, equal to 0.5% on the average daily unused portion of the revolving credit facility as defined in the senior secured credit facilities agreement. The Company records this fee in interest expense.

A principal payment on the term loan facility in the amount of $150,000 is due on the last day of each quarter from March 31, 2006 through December 31, 2010 with a $14.3 million principal payment each due on March 31, 2011, June 30, 2011 and September 30, 2011. The remaining principal payment is due on February 28, 2012. The senior secured credit facilities agreement allows for voluntary principal prepayments of principal and requires mandatory principal prepayments within 90 days after calendar year-end based on a calculation of excess cash flow as defined in the senior secured credit facilities agreement. The Company repaid $10.0 million on the term loan facility on August 31, 2006 and $5.0 million on September 29, 2006. As of September 30, 2006, the Company had $44.6 million outstanding on the term loan facility. On October 31, 2006, the Company made a principal prepayment of $5.0 million.

In connection with obtaining the senior secured credit facilities, the Company incurred $2.5 million in debt issuance costs. These costs, which are recorded as a debt discount, are netted against the remaining principal amount outstanding. The debt discount will be amortized as interest expense using the effective interest method over the term of the senior secured credit facilities agreement and such amortization will be adjusted for any prepayments on the term loan facility. During the three months ended September 30, 2006, the Company recognized approximately $570,000 in additional interest expense associated with the acceleration in the amortization of the debt discount due to the prepayments of debt principal in August and September 2006 totaling $15.0 million. During the nine months ended September 30, 2006, the Company recorded amortization expense of approximately $1.0 million as interest expense.

Under the terms of the senior secured credit facilities agreement, the credit facilities are guaranteed by all of the Company’s domestic subsidiaries and secured by perfected first priority security interests in, and mortgages on,

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

substantially all of the Company’s tangible and intangible assets (including the capital stock of each specified subsidiary) and each of the Company’s subsidiaries. In addition, the facilities contain customary negative covenants applicable to the Company and its subsidiaries with respect to its operations and financial condition, such as a maximum quarterly capital expenditure amount ($16.0 million for the twelve months ended September 30, 2006), a maximum interest coverage ratio as defined in the senior secured credit facilities agreement of 4.00 to 1.00 and a minimum leverage ratio as defined in the senior secured credit facilities agreement of 3.25 to 1.00.

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

We typically license our individual applications either on a stand-alone basis or bundled as part of either of two suites, the Blackboard Academic SuiteTM and the Blackboard Commerce SuiteTM. The Blackboard Academic Suite includes the products formerly known as WebCT Campus EditionTM and WebCT VistaTM, which were acquired in our merger with WebCT, Inc.

The Blackboard Academic Suite includes:

•	Blackboard Learning System basic products, which include:

• Blackboard Learning System — Basic License and

• Blackboard Learning System — CE Basic License,

•	Blackboard Learning System enterprise products, which include:

• Blackboard Learning System — Enterprise License,

• Blackboard Learning System — CE Enterprise License and

• Blackboard Learning System — Vista Enterprise License,

•	Blackboard Community System and

•	Blackboard Content System

The Blackboard Commerce Suite includes:

•	Blackboard Transaction System,

•	Blackboard Community System and

•	Blackboard One

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

Major components of our cost of product revenues include license and other fees that we owe to third parties upon licensing software, and the cost of hardware that we bundle with our software. We initially defer these costs and recognize them into expense over the period in which the related revenue is recognized. Cost of product revenues also includes amortization of internally developed technology available for sale, employee compensation, stock-based compensation and benefits for personnel supporting our hosting, support and production functions, as well as related facility rent, communication costs, utilities, depreciation expense and cost of external professional services used in these functions. All of these costs are expensed as incurred. The costs of third-party software and hardware that is not bundled with software are also expensed when incurred, normally upon delivery to our client. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology for the three and nine months ended September 30, 2006 was $2.8 million and $6.5 million, respectively. There was no amortization expense related to acquired technology for the three and nine months ended September 30, 2005.

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

Stock-Based Compensation.  Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2005), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all equity-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all equity-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

As of September 30, 2006, there was approximately $23.3 million of total unrecognized compensation cost related to unvested stock options granted under our option plans. The cost is expected to be recognized through February 2013 with a weighted average recognition period of approximately 3.6 years.

Recent Accounting Pronouncements.  In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 157 on our consolidated results of operations and financial condition.

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

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(Unaudited)

Revenues:
Product	87%	86%	88%	86%
Professional services	13	14	12	14

Total revenues	100	100	100	100
Operating expenses:
Cost of product revenues, excludes amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below	21	22	22	22
Cost of professional services revenues	8	9	8	9
Research and development	10	16	10	15
Sales and marketing	29	33	28	33
General and administrative	14	19	14	21
Amortization of intangibles resulting from acquisitions	0	11	0	10

Total operating expenses	82	110	82	110

Income (loss) from operations	18%	(10)%	18%	(10)%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Our total revenues for the three months ended September 30, 2006 were $50.4 million, representing an increase of $14.4 million, or 40.2%, as compared to $35.9 million for the three months ended September 30, 2005.

A detail of our total revenues by classification is as follows:

	Three Months Ended September 30,
	2005			2006
		Professional			Professional
	Product	Services		Product	Services
	Revenues	Revenues	Total	Revenues	Revenues	Total
	(Unaudited)
	(In millions)

Recurring ratable revenues	$25.2	$0.2	$25.4	$34.7	$0.6	$35.3
Non-recurring ratable revenues	4.3	—	4.3	5.4	—	5.4
Other revenues	1.8	4.4	6.2	3.3	6.3	9.7

Total revenues	$31.3	$4.6	$35.9	$43.4	$6.9	$50.4

Product revenues.  Product revenues, including domestic and international, for the three months ended September 30, 2006 were $43.4 million, representing an increase of $12.1 million, or 38.8%, as compared to $31.3 million for the three months ended September 30, 2005. Recurring ratable product revenues increased by $9.5 million, or 37.7%, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Product revenues from the Blackboard Academic Suite increased $7.6 million, or 45.7%, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This increase in Blackboard Academic Suite revenues was primarily due to a $6.4 million increase in revenues from Blackboard Learning System enterprise products, a $860,000 increase in revenues from Blackboard Content System licenses and a $340,000 increase in revenues from Blackboard Community System licenses. Product revenues from the Blackboard Commerce Suite increased by $390,000 due to an increase in revenues from Blackboard Transaction System licenses. The further increase in recurring ratable product revenues was due to a $1.2 million increase in hosting revenues and a $320,000 increase in revenues from enhanced support and maintenance revenues related to our software products. These increases in recurring ratable product revenues were attributable to current and prior period sales to new and existing clients, including clients resulting from the WebCT merger.

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

The increase in other product revenues was primarily due to an increase in third party hardware and software revenues and an increase in publisher revenues due to the inclusion of WebCT publisher relationships.

Of our total revenues, our total international revenues for the three months ended September 30, 2006 were $9.3 million, representing an increase of $3.1 million, or 50.7%, as compared to $6.2 million for the three months ended September 30, 2005. International product revenues, which consist primarily of recurring ratable product revenues, were $8.2 million for the three months ended September 30, 2006, representing an increase of $2.6 million, or 46.3%, as compared to $5.6 million for the three months ended September 30, 2005. The increase in international recurring ratable product revenues was primarily due to an increase in international revenues from Blackboard Academic Suite products, which include former WebCT products, resulting from prior period sales to new and existing clients. The further increase in total international revenues was attributable to an increase in professional services revenues due to the increase in the number of international licensees of our Blackboard Academic Suite products, which generally purchase greater volumes of our service offerings. In addition, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.

Professional services revenues.  Professional services revenues for the three months ended September 30, 2006 were $6.9 million, representing an increase of $2.3 million, or 49.6%, as compared to $4.6 million for the three months ended September 30, 2005. The increase in professional services was primarily attributable to an increase in the number and size of service engagements, which is directly related to the increase in the number of enterprise level licensees, which generally purchase greater volumes of our service offerings and increased sales of certain enhanced support and maintenance services. As a percentage of total revenues, professional services revenues for the three months ended September 30, 2006 were 13.7% as compared to 12.9% for the three months ended September 30, 2005. This increase was expected and was due primarily to the impact of purchase accounting adjustments to WebCT’s beginning deferred revenue balances. As a result of the fair value adjustment to the acquired deferred revenue balances, we expect the percentage of professional services revenues to continue to remain higher than in prior years and for this trend to continue for the remainder of 2006.

Cost of product revenues.  Our cost of product revenues for the three months ended September 30, 2006 was $11.4 million, representing an increase of $3.8 million, or 51.2%, as compared to $7.5 million for the three months ended September 30, 2005. The increase in cost of product revenues was primarily due to a $1.4 million increase in technical support costs primarily due to increased personnel costs related to increased headcount related to new hires during 2005 and 2006, higher average salaries due to annual salary increases in 2006 and the inclusion of WebCT’s technical support groups. Further, the increase in cost of product revenues was due to a $1.3 million increase in expenses for our hosting services due to the increase in the number of clients, including WebCT clients, contracting for our hosting services, a $650,000 increase in third party hardware and software costs primarily associated with third party products sold with the Blackboard Transaction System and a $325,000 increase in commissions owed to publishers related to digital course supplement downloads. Cost of product revenues as a percentage of product revenues increased to 26.1% for the three months ended September 30, 2006 from 24.0% for the three months ended September 30, 2005. This decrease in product revenues margin was due primarily to the fair value adjustment to the acquired WebCT deferred revenue balances. Consequently, we expect our product revenues margins to continue to remain lower than in prior years and we expect this trend to continue for the remainder of 2006.

Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology for the three months ended September 30, 2006 was $2.8 million. There was no amortization expense related to acquired technology for the three months ended September 30, 2005. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 32.6% for the three months ended September 30, 2006 as compared to 24.0% for the three months ended September 30, 2005.

Cost of professional services revenues.  Our cost of professional services revenues for the three months ended September 30, 2006 was $4.4 million, representing an increase of $1.7 million, or 60.4%, from $2.7 million for the three months ended September 30, 2005. The increase was directly related to the increase in professional services revenues. Further, for the three months ended September 30, 2006 there was approximately $150,000 in stock-based compensation included in cost of professional services revenues. Cost of professional services revenues as a percentage of professional services revenues increased to 63.4% for the three months ended September 30, 2006 from 59.1% for the three months ended September 30, 2005. The decrease in professional services revenues margin was primarily due to an increase in personnel costs due to an increase in staffing necessary to manage the increase in the number and size of service engagements throughout the year.

Research and development expenses.  Our research and development expenses for the three months ended September 30, 2006 were $8.0 million, representing an increase of $4.3 million, or 118.8%, as compared to $3.7 million for the three months ended September 30, 2005. This increase was primarily attributable to an increase of approximately $3.6 million in personnel costs due to increased headcount related to new hires during 2005 and 2006, higher average salaries due to annual salary increases in 2006 and the inclusion of WebCT’s research and development groups, including approximately $700,000 in severance costs related to the elimination of redundant positions. In addition, there was a $400,000 increase in professional service expenses resulting from our continued efforts to increase the functionality of our products. Further, for the three months ended September 30, 2006 there was approximately $170,000 in stock-based compensation included in research and development expenses.

Sales and marketing expenses.  Our sales and marketing expenses for the three months ended September 30, 2006 were $16.7 million, representing an increase of $6.4 million, or 61.6%, as compared to $10.3 million for the three months ended September 30, 2005. This increase was primarily attributable to a $4.3 million increase in personnel costs due to increased headcount related to new hires during 2005 and 2006, higher average salaries due to annual salary increases in 2006 and the inclusion of WebCT’s sales and marketing groups. In addition, there was a $1.0 million increase in general marketing activities primarily associated with WebCT’s Users Conference in July 2006. In addition, there was a $200,000 change in bad debt expense for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 due to a $200,000 reduction in bad debt expense during the three months ended September 30, 2005. We did not record any bad debt expense during the three months ended September 30, 2006. Further, for the three months ended September 30, 2006 there was approximately $900,000 in stock-based compensation included in sales and marketing expenses.

General and administrative expenses.  Our general and administrative expenses for the three months ended September 30, 2006 were $9.7 million, representing an increase of $4.6 million, or 92.0%, as compared to $5.0 million for the three months ended September 30, 2005. This increase was primarily attributable to an $1.5 million increase in personnel costs due to increased headcount related to new hires during 2005 and 2006, higher average salaries across all general and administrative functional departments due to annual salary increases in 2006 and the inclusion of WebCT’s general and administrative functional departments. Further, there was a $500,000 increase in facility expenses, including rent, utilities, repairs and maintenance expenses, related to an increase in office space at our Washington, D.C. headquarters and international locations during 2005 and 2006, as well as the inclusion of WebCT office space in Lynnfield, MA and Canada. There was an $850,000 increase in professional service expenses during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 primarily associated with increased legal, accounting and integration costs resulting from the acquisition of WebCT. For the three months ended September 30, 2006, there was approximately $930,000 in stock-based compensation included in general and administrative expenses and we recorded approximately $600,000 in severance costs primarily for WebCT employees.

Net interest income (expense).  Our net interest expense for the three months ended September 30, 2006 was $1.5 million as compared to net interest income of $923,000 for the three months ended September 30, 2005. This decrease was attributable primarily to interest expense associated with the credit facilities agreement we entered into with Credit Suisse, Cayman Islands Branch (Credit Suisse) to fund a portion of the acquisition of WebCT. In addition, we recognized approximately $570,000 in additional interest expense associated with the acceleration in the amortization of debt issuance costs due to the prepayments of debt principal in August and September 2006 totaling $15.0 million. Further, the net interest expense for the three months ended September 30, 2006 was due in part to lower cash and cash equivalent and short-term investment balances during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 resulting from the use of cash for the acquisition of WebCT.

Other income (expense).  Our other expense for the three months ended September 30, 2006 was $155,000 and pertains to the remeasurement of our foreign subsidiaries ledgers, which are maintained in the local foreign currency, into the United States Dollar. In particular, this expense is primarily the result of the negative impact of the month-end change in the Canadian Dollar exchange rate to the United States Dollar from June to September on intercompany debt with our Canadian subsidiary.

Income taxes.  Our benefit for income taxes for the three months ended September 30, 2006 was $2.0 million as compared to a provision for income taxes of $263,000 for the three months ended September 30, 2005. The benefit for income taxes for the three months ended September 30, 2006 was due to our loss for the period.

Net income (loss).  As a result of the foregoing, we reported a net loss of $4.8 million for the three months ended September 30, 2006 as compared to net income of $7.3 million for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues.  Our total revenues for the nine months ended September 30, 2006 were $131.6 million, representing an increase of $31.7 million, or 31.8%, as compared to $99.9 million for the nine months ended September 30, 2005.

A detail of our total revenues by classification is as follows:

	Nine Months Ended September 30,
	2005			2006
		Professional			Professional
	Product	Services		Product	Services
	Revenues	Revenues	Total	Revenues	Revenues	Total
	(Unaudited)
	(In millions)

Recurring ratable revenues	$70.0	$0.6	$70.6	$91.5	$1.4	$92.9
Non-recurring ratable revenues	13.6	—	13.6	14.6	—	14.6
Other revenues	4.7	11.0	15.7	7.5	16.6	24.1

Total revenues	$88.3	$11.6	$99.9	$113.6	$18.0	$131.6

Product revenues.  Product revenues, including domestic and international, for the nine months ended September 30, 2006 were $113.6 million, representing an increase of $25.3 million, or 28.6%, as compared to $88.3 million for the nine months ended September 30, 2005. Recurring ratable product revenues increased by $21.3 million, or 30.5%, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Product revenues from the Blackboard Academic Suite increased $16.6 million, or 36.2%, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase in Blackboard Academic Suite revenues was primarily due to a $12.6 million increase in revenues from Blackboard Learning System enterprise products, a $2.4 million increase in revenue from Blackboard Content System licenses and a $1.5 million increase in revenue from Blackboard Community System licenses. Product revenues from the Blackboard Commerce Suite increased by $1.1 million due to an increase in revenues from Blackboard Transaction System licenses. The further increase in recurring ratable product revenues was due to a $2.8 million increase in hosting revenues and a $770,000 increase in revenues from enhanced support and maintenance revenues related to our software products. These increases in recurring ratable product revenues were attributable to current and prior period sales to new and existing clients, including clients resulting from the WebCT merger.

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

The increase in other product revenues was primarily due to a $1.4 million increase in publisher revenues attributable to WebCT publisher relationships, a $600,000 increase in non-ratable, non-recurring third party hardware and software revenues, a $470,000 increase in non-ratable, non-recurring hosting revenues and a $385,000 increase in Blackboard One revenues due to an increase in current period sales.

Of our total revenues, our total international revenues for the nine months ended September 30, 2006 were $24.2 million, representing an increase of $7.1 million, or 41.1%, as compared to $17.1 million for the nine months ended September 30, 2005. International product revenues, which consist primarily of recurring ratable product revenues, were $21.1 million, representing an increase of $5.4 million, or 34.8%, as compared to $15.6 million for the nine months ended September 30, 2005. The increase in international revenues was driven primarily by an increase in recurring ratable product revenues. This increase was primarily due to an increase in international revenues from Blackboard Academic Suite products, which include former WebCT products, resulting from prior period sales to new and existing clients. The increase in international Blackboard Academic Suite revenues was primarily attributable to the same factors that contributed to the increase in overall Blackboard Academic Suite revenues. The further increase in total international revenues was attributable to an increase in professional services revenues due to the increase in the number of international licensees of our Blackboard Academic Suite products, which generally purchase greater volumes of our service offerings. In addition, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.

Professional services revenues.  Professional services revenues for the nine months ended September 30, 2006, were $18.0 million, representing an increase of $6.5 million, or 55.9%, as compared to $11.6 million for the nine months ended September 30, 2005. The increase in professional services revenues was primarily attributable to an increase in the number and size of service engagements, which was directly related to the increase in the number of enterprise level licensees, which generally purchase greater volumes of our service offerings and increased sales of certain enhanced support and maintenance services. As a percentage of total revenues, professional services revenues for the nine months ended September 30, 2006 were 13.7%, as compared to 11.6% for the nine months ended September 30, 2005. As a result of the fair value adjustment to the acquired WebCT deferred revenue balances, we expect the percentage of professional services revenues to continue to remain higher than in prior years and for this trend to continue for the remainder of 2006.

Cost of product revenues.  Our cost of product revenues for the nine months ended September 30, 2006 was $29.3 million, representing an increase of $7.5 million, or 34.5%, as compared to $21.8 million for the nine months ended September 30, 2005. The increase in cost of product revenue was primarily due to a $3.4 million increase in our technical support expense primarily due to increased personnel costs related to increased headcount related to new hires during 2005 and 2006, higher average salaries due to annual salary increases in 2006 and the inclusion of WebCT’s technical support groups. In addition, there was a $2.9 million increase in expenses for our hosting services due to the increase in the number of clients, including WebCT clients, contracting for our hosting services. Further, the increase was due to a $700,000 increase in commissions owed to publishers related to digital course supplement downloads and a $400,000 increase in third party hardware and software costs primarily associated with third party products sold with the Blackboard Transaction System. Cost of product revenues as a percentage of product revenues increased to 25.8% for the nine months ended September 30, 2006 from 24.7% for the nine months ended September 30, 2005. This decrease in product revenues margin was due primarily to the fair value adjustment to the acquired WebCT deferred revenue balances. Consequently, we expect our product revenues margins to continue to remain lower than in prior years and we expect this trend to continue for the remainder of 2006.

Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology for the nine months ended September 30, 2006 was $6.6 million. There was no amortization expense related to acquired technology for the nine months ended September 30, 2005. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 31.6% for the nine months ended September 30, 2006 as compared to 24.7% for the nine months ended September 30, 2005.

Cost of professional services revenues.  Our cost of professional services revenues for the nine months ended September 30, 2006 was $12.1 million, representing an increase of $4.6 million, or 60.8%, from $7.5 million for the nine months ended September 30, 2005. The increase in cost of professional services revenues was directly related to the increase in professional services revenues. Cost of professional services revenues as a percentage of professional services revenues increased to 66.8% for the nine months ended September 30, 2006 from 64.8% for the nine months ended September 30, 2005. The decrease in professional services revenues margin was primarily due to approximately $520,000 in stock-based compensation included in cost of professional services revenues for the nine months ended September 30, 2006.

Research and development expenses.  Our research and development expenses for the nine months ended September 30, 2006 were $20.2 million, representing an increase of $10.0 million, or 98.4%, as compared to $10.2 million for the nine months ended September 30, 2005. This increase was primarily attributable to an $8.0 million increase in personnel-related costs due to increased headcount related to new hires during 2005 and 2006, higher average salaries due to annual salary increases in 2006 and the inclusion of WebCT’s research and development groups, including approximately $700,000 in severance costs related to the elimination of redundant positions. In addition, there was a $1.1 million increase in professional services costs resulting from our continued efforts to increase the functionality of our products and a $200,000 increase in software and equipment expenses to support research and development activities. Further, for the nine months ended September 30, 2006 there was approximately $440,000 in stock-based compensation included in research and development expenses.

Sales and marketing expenses.  Our sales and marketing expenses for the nine months ended September 30, 2006 were $43.9 million, representing an increase of $15.7 million or 55.4%, as compared to sales and marketing expense of $28.3 million for the nine months ended September 30, 2005. This increase was primarily attributable to a $10.2 million increase in personnel costs primarily due to increased headcount related to new hires during 2005 and 2006, higher average salaries due to annual salary increases in 2006 and the inclusion of WebCT’s sales and marketing groups. Further, there was a $1.2 million change in bad debt expense for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 due to a $1.2 million reduction in bad debt expense during the nine months ended September 30, 2005. We did not record any bad debt expense during the nine months ended September 30, 2006. In addition, there was a $2.0 million increase in general marketing activities primarily associated with a larger annual Users Conference in February 2006 and the WebCT Users Conference in July 2006. Further, there was approximately $2.2 million in stock-based compensation included in sales and marketing expenses for the nine months ended September 30, 2006.

General and administrative expenses.  Our general and administrative expenses for the nine months ended September 30, 2006 were $27.1 million, representing an increase of $12.6 million, or 87.1%, as compared to general and administrative expenses of $14.5 million for the nine months ended September 30, 2005. This increase was primarily attributable to a $4.2 million increase in personnel costs due to increased headcount related to new hires during 2005 and 2006, higher average salaries across all general and administrative functional departments due to annual salary increases in 2006 and the inclusion of WebCT general and administrative functional departments. Further, there was a $2.0 million increase in facility expenses, including rent, utilities, repairs and maintenance expenses, related to an increase in office space at our Washington, D.C. headquarters and international locations during 2005 and 2006, as well as the inclusion of WebCT office space in Lynnfield, MA and Canada. There was a $1.5 million increase in professional services expenses during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 primarily associated with increased legal, accounting and acquisition costs resulting from the acquisition of WebCT. For the nine months ended September 30, 2006, there was approximately $2.6 million in stock-based compensation included in general and administrative expenses and we recorded approximately $2.1 million in retention bonuses and severance costs primarily for WebCT employees.

Net interest income (expense).  Our net interest expense for the nine months ended September 30, 2006 was $1.8 million as compared to net interest income of $1.9 million for the nine months ended September 30, 2005. This change was attributable primarily to our interest expense associated with the credit facilities agreement we entered into with Credit Suisse to fund a portion of the acquisition of WebCT. In addition, we recognized approximately $570,000 in additional interest expense associated with the acceleration in the amortization of debt issuance costs due to the prepayments of debt principal in August and September 2006 totaling $15.0 million. Further, this change was due in part to lower cash and cash equivalent and short-term investment balances during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 resulting from the use of cash for the acquisition of WebCT.

Other expense.  Our other expense for the nine months ended September 30, 2006 was $301,000 and pertains to the remeasurement of our foreign subsidiaries ledgers, which are maintained in the local foreign currency, into the United States Dollar. In particular, this expense was primarily the result of the negative impact of the month-end change in the Canadian Dollar exchange rate to the United States Dollar from February to September on intercompany debt with our Canadian subsidiary.

Income taxes.  Our benefit for income taxes for the nine months ended September 30, 2006 was $4.6 million as compared to a provision for income taxes of $664,000 for the nine months ended September 30, 2005. The benefit for income taxes for the nine months ended September 30, 2006 was due to our loss for the period.

Net income (loss).  As a result of the foregoing, we reported a net loss of $10.9 million for the nine months ended September 30, 2006 as compared to net income of $18.7 million for the nine months ended September 30, 2005.

Liquidity and Capital Resources

We recognize revenues on annually renewable agreements, which results in deferred revenues. Deferred revenues as of September 30, 2006 were $121.7 million, representing an increase of $44.5 million, or 57.7%, from $77.2 million as of December 31, 2005. This increase was expected due to the seasonal variations in our business. We historically have lower sales to new and existing clients in our fourth quarter due to the timing of our clients’ budget cycles and the renewal dates for our existing clients’ annual licenses. Deferred revenues increased due to the higher volume of new sales to new and existing clients and the higher level of renewing licenses during the nine months ended September 30, 2006 as compared to the fourth quarter of 2005, offset by the recognition of revenues from prior period sales.

Our cash and cash equivalents were $37.0 million at September 30, 2006 compared to $75.9 million at December 31, 2005. The decrease in cash and cash equivalents was primarily due to the use of cash for the acquisition of WebCT.

Net cash provided by operating activities was $10.6 million during the nine months ended September 30, 2006 as compared to $23.4 million during the nine months ended September 30, 2005. This change for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily due to a net loss of $10.9 million for the nine months ended September 30, 2006 as compared to net income of $18.7 million for the nine months ended September 30, 2005 which was primarily a result of the acquisition of WebCT; decreased accrued expenses, net of accrued expenses assumed in the acquisition of WebCT of approximately $10.9 million, which was primarily due to payment of accrued bonuses and commissions related to 2005 during the nine months ended September 30, 2006; and increased accounts receivable due to an increase in invoicing associated with increased sales to new and existing clients during 2006 as compared to 2005. These decreases were offset, in part, by an increase in deferred revenues primarily associated with the increase in invoicing associated with increased sales to new and existing clients during 2006 as compared to 2005 and an increase in amortization of intangibles resulting from our acquisition of WebCT.

Net cash used in investing activities was $100.2 million during the nine months ended September 30, 2006, an increase of $75.7 million, or 309.4%, from $24.5 million during the nine months ended September 30, 2005. This increase in cash usage was primarily due to the $154.6 million in net cash paid related to the acquisition of WebCT. This increase was offset by the sale of $62.6 million in short-term investments to fund a portion of the acquisition of WebCT. Cash expenditures for purchase of property and equipment were $8.2 million for the nine months ended September 30, 2006, which represents approximately 6.2% of total revenues for the nine months ended September 30, 2006. We expect cash expenditures for purchases of property and equipment to remain in the range 6% to 7% of total revenues in future periods.

Net cash provided by financing activities was $50.8 million during the nine months ended September 30, 2006 as compared to net cash provided by financing activities of $7.8 million during the nine months ended September 30, 2005. This change was primarily due to the $67.5 million in proceeds, net of $2.5 million in debt issuance costs, associated with the credit facilities agreement we entered into with Credit Suisse to fund a portion of the acquisition of WebCT. In March 2006, we repaid the $10.0 million revolving credit facility. In August and September 2006, we repaid $10.0 million and $5.0 million, respectively, on the term loan facility and made our recurring principal payments of $150,000 on the last day of each of the first three quarters. During the nine months ended September 30, 2006, we also received $6.9 million in proceeds from exercise of stock options as compared to $8.2 million for the nine months ended September 30, 2005.

In connection with the acquisition of WebCT, we paid a portion of the purchase price pursuant to a $70.0 million senior secured credit facilities agreement with Credit Suisse. The agreement provided for a $60.0 million senior secured term loan facility repayable over six years and a $10.0 million senior secured revolving credit facility due and payable in full at the end of five years. The interest on the facilities accrues at one of the following rates selected by us: (a) adjusted LIBOR plus 2.25%-2.50% or (b) an alternate base rate plus 1.25%-1.50%. The alternate base rate is the higher of Credit Suisse’s prime rate and the federal funds effective rate plus 0.5%. If we choose the adjusted LIBOR interest rate option, interest payments are due on the last day of the interest period (one, two, three or six months) as selected by us. If we choose the alternate base rate interest rate option, interest payments are due on the last day of each calendar quarter. During March 2006, we chose the alternate base rate interest rate option. As of March 31, 2006, we changed to the adjusted LIBOR interest rate option. At September 30, 2006, the interest rate on the term loan facility was 7.57%. This interest rate does not reflect the impact of the amortization of debt issuance costs, discussed below, as interest expense.

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

A principal payment on the term loan facility in the amount of $150,000 is due on the last day of each quarter from March 31, 2006 through December 31, 2010 with a $14.3 million principal payment each due on March 31, 2011, June 30, 2011 and September 30, 2011. The remaining principal payment is due on February 28, 2012. The senior secured credit facilities agreement allows for voluntary principal prepayments and requires mandatory principal prepayments within 90 days after calendar year-end based on a calculation of excess cash flow as defined in the senior secured credit facilities agreement. We repaid $10.0 million on the term loan facility on August 31,

2006 and $5.0 million on September 29, 2006. As of September 30, 2006, we had $44.6 million outstanding on the term loan facility. On October 31, 2006, we made a principal prepayment of $5.0 million.

In connection with obtaining the senior secured credit facilities, we incurred $2.5 million in debt issuance costs. These costs, which are recorded as a debt discount, are netted against the remaining principle amount outstanding. We will amortize these costs as interest expense over the term of the senior secured credit facilities agreement and will adjust such amortization for any prepayments on the term loan facility. During the nine months ended September 30, 2006, we amortized approximately $1.0 million as interest expense, including approximately $570,000 in additional interest expense associated with the acceleration in the amortization of the debt issuance costs due to the prepayments of debt principal in August and September 2006 totaling $15.0 million.

Under the terms of the senior secured credit facilities agreement, the credit facilities are guaranteed by all of our domestic subsidiaries and secured by perfected first priority security interests in, and mortgages on, substantially all of our tangible and intangible assets (including the capital stock of each specified subsidiary) and each of our subsidiaries. In addition, the facilities contain customary negative covenants applicable to us and our subsidiaries with respect to our operations and financial condition, such as a quarterly maximum twelve-month capital expenditure amount ($16.0 million for the twelve months ended September 30, 2006), a maximum interest coverage ratio as defined in the senior secured credit facilities agreement of 4.00 to 1.00 and a minimum leverage ratio as defined in the senior secured credit facilities agreement of 3.25 to 1.00.

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

Our principal exposure to market risk relates to changes in interest rates. At September 30, 2006, $44.6 million was outstanding on our term loan facility with Credit Suisse, subject to covenants and restrictions. The interest rate on the term loan facility accrues at one of the following rates selected by us: (a) adjusted LIBOR plus 2.25%-2.50% or (b) an alternate base rate plus 1.25%-1.50%. The alternate base rate is the higher of Credit Suisse’s prime rate and the federal funds effective rate plus 0.5%. At September 30, 2006, the interest rate on the term loan facility was 7.57%. Interest rate changes would result in increases or decreases in the fair value of our debt due to differences between market interest rates and rates in effect at the inception of our debt obligation. For the three months ended September 30, 2006, a one percentage point increase in interest rates would have increased our interest expense by approximately $150,000.

Interest income on our cash and cash equivalents is subject to interest rate fluctuations. For the three months ended September 30, 2006, a one percentage point decrease in interest rates would have reduced our interest income by approximately $85,000.

We have accounts on our foreign subsidiaries ledgers which are maintained in the local foreign currency and remeasured into the United States Dollar. As a result, we are exposed to movements in the exchange rates of various currencies against the United States Dollar and against the currencies of other countries in which we sell products and services. In particular, we have accounts recorded in the Canadian Dollar. Therefore, when the Canadian Dollar strengthens or weakens against the United States Dollar, net income (loss) is increased or decreased, respectively. As a result, other expense of $301,000 was recorded during the nine months ended September 30, 2006.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The WebCT merger is the largest acquisition that we have undertaken. We entered into this transaction with the expectation that it would result in various benefits including, among other things, enhanced revenue and profits, and enhancements to our product portfolio and customer base. Risks that we may encounter in seeking to realize these benefits include:

•	we may not realize the anticipated increase in our revenues if a larger than predicted number of customers decline to renew their contracts, if we are unable to sell WebCT’s products to our customer base or if the acquired contracts do not allow us to recognize revenues on a timely basis;

•	we may have difficulty incorporating WebCT’s technologies or products with our existing product lines and maintaining uniform standards, controls, procedures and policies;

•	we may have higher than anticipated costs in continuing support and development of WebCT’s products;

•	we may lose anticipated tax benefits or have additional legal or tax exposures;

•	we may not be able to retain key WebCT employees;

•	we may face contingencies related to product liability, intellectual property, financial disclosures, and accounting practices or internal controls; and

•	we may be unable to manage effectively the increased size and complexity of the combined company, and our management’s attention may be diverted from our ongoing business by transition or integration issues.

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

In connection with the WebCT merger, we secured $70.0 million in borrowings through Credit Suisse, Cayman Islands Branch consisting of a $60.0 million senior secured term loan facility repayable over six years and a $10.0 million senior secured revolving credit facility due and payable in full at the end of five years. This debt may impair our ability to obtain future additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes, and a substantial portion of our cash flows from operations may be dedicated to the debt repayment, thereby reducing the funds available to us for other purposes. This debt could make us more vulnerable to industry downturns and competitive pressures. Any failure by us to satisfy our obligations with respect to these debt obligations would constitute a default under the credit facilities. As of September 30, 2006, $44.6 million was outstanding under the term loan facility, and no amount was outstanding under the revolving credit facility. On October 31, 2006, we made a principal prepayment of $5.0 million.

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

Our primary competitors for the Blackboard Academic Suite are companies and open source solutions that provide course management systems, such as ANGEL Learning, Inc., Desire2Learn Inc., eCollege.com, Jenzabar, Inc., Moodle, The Sakai Project, VCampus Educator and WebTycho; learning content management systems, such as HarvestRoad Ltd. and Concord USA, Inc.; and education enterprise information portal technologies, such as SunGard SCT Inc., an operating unit of SunGard Data Systems Inc. We also face competition from clients and potential clients who develop their own applications internally, large diversified software vendors who offer products in numerous markets including the education market and other open source software applications. Our primary competitors for the Blackboard Commerce Suite are companies that provide university transaction systems, such as The CBORD Group, Inc., General Meters and NuVision Networks, as well as off-campus merchant relationship programs.

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

We are subject to income taxes and other taxes in a variety of jurisdictions and are subject to review by both domestic and foreign taxation authorities. The determination of our provision for income taxes and other tax liabilities requires significant judgment and the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements, which may materially affect our financial results in the period or periods for which such determination is made.

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

Our future success depends upon the continued service of our key management, technical, sales and other critical personnel, including employees who joined Blackboard from WebCT. Whether we are able to execute effectively on our business strategy will depend in large part on how well key management and other personnel perform in their positions and are integrated within our company. Key personnel have left our company over the years, and there may be additional departures of key personnel from time to time. In addition, as we seek to expand our global organization, the hiring of qualified sales, technical and support personnel has been difficult due to the limited number of qualified professionals. Failure to attract, integrate and retain key personnel would result in disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives and the results of our operations.

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

Maintaining the security of online education and transaction networks is of critical importance for our clients because these activities involve the storage and transmission of proprietary and confidential client and student information, including personal student information and consumer financial data, such as credit card numbers, and this area is heavily regulated in many countries in which we operate, including the United States. Individuals and groups may develop and deploy viruses, worms and other malicious software programs that attack or attempt to infiltrate our products. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, we could be subject to liability or our business could be interrupted. Penetration of our network security could have a negative impact on our reputation and could lead our present and potential clients to choose competing offerings and result in regulatory action against us. Even if we do not encounter a security breach ourselves, a well-publicized breach of the consumer data security of any major consumer Web site could lead to a general public loss of confidence in the use of the Internet, which could significantly diminish the attractiveness of our products and services.

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

Item 6.	Exhibits.

(a) Exhibits:

Exhibit No.	Description

10.1	Employment Agreement between the Registrant and Michael Beach dated September 1, 2006.
10.2	Employment Agreement between the Registrant and Peter Segall dated September 1, 2006.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blackboard Inc.

By:	/s/ Michael J. Beach
Michael J. Beach
Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

Dated: November 9, 2006