Form 10-K
period 2006-12-31
BLACKBOARD INC
filed 2007-02-23
CIK 1106942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2006

Commission file number: 000-50784

Blackboard Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2081178
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1899 L Street, N.W. Washington D.C. (Address of Principal Executive Offices)	20036 (Zip Code)

Registrant’s telephone number, including area code:
(202) 463-4860

Securities registered pursuant to Section 12(g) of the Act:
None

Securities registered pursuant to Section 12(b) of the Act:

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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of outstanding voting stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $751.6 million based on the last reported sale price of the registrant’s common stock on The NASDAQ Global Market as of the close of business on that day.

There were 28,282,274 shares of the registrant’s common stock outstanding as of January 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2007 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2006, are incorporated by reference into Part III of this Form 10-K.

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

General

We are a leading provider of enterprise software applications and related services to the education industry. Our product line consists of various software applications delivered in two suites, the Blackboard Academic Suitetm and the Blackboard Commerce Suitetm. We license these products on a renewable basis, typically for an annual term. Our clients primarily include colleges, universities, schools and other education providers, as well as textbook publishers and student-focused merchants who serve these education providers and their students. These clients use our software to integrate technology into the education experience and campus life, and to support activities such as a professor assigning digital materials on a class website; a student collaborating with peers or completing research online; an administrator managing a departmental website; or a merchant conducting cash-free transactions with students and faculty through pre-funded debit accounts.

We believe that our operating history provides us with experience that enables us to analyze and address the needs of the education industry. We began operations in 1997 as a limited liability company organized under the laws of the state of Delaware and served as a primary contractor to an education industry technical standards organization. In 1998, we incorporated under the laws of the state of Delaware and acquired CourseInfo LLC, which had developed an internal online learning system used by faculty at Cornell University, and had begun marketing its technology to universities and school districts in the United States and Canada. Since the time of our acquisition of CourseInfo, we have grown from approximately 26 licenses of one software application as of December 31, 1998 to more than 4,700 licenses of our software applications as of December 31, 2006.

Our software applications can be installed locally at a client site or hosted centrally in our data centers. As of December 31, 2006, approximately 87% of our installations were installed locally and approximately 13% were hosted by us. As of December 31, 2006, we had over 3,400 clients in approximately 70 countries holding more than 4,700 licenses of our software. We count a university or school district as a single client even if it includes multiple entities that are separately licensing our products. We count each license for any one of our software applications as a separate license. As a result, it is possible for a single client to have multiple licenses.

On February 28, 2006, we completed the acquisition of WebCT, Inc. for a purchase price of $178.3 million in cash pursuant to the agreement and plan of merger with WebCT. In connection with the transaction, we paid a portion of the purchase price using borrowings under a $70.0 million senior secured credit facilities agreement with Credit Suisse, Cayman Islands Branch (Credit Suisse) under which $24.4 million remained outstanding as of December 31, 2006.

Customer Overview

Our customer base consists primarily of U.S. postsecondary education clients, which accounted for approximately 62% of our total revenues for 2006. We also sell to international postsecondary clients, U.S. K-12 education clients and others, including primarily education publishers, commercial education providers and United States government organizations, which accounted for approximately 19%, 8% and 11% of our total revenues for 2006, respectively.

Products and Services

We have created a broad product line of enterprise software applications for the education industry. Clients can license our enterprise software applications individually or in one of two suites, the Blackboard Academic Suite and the Blackboard Commerce Suite. We offer the Blackboard Academic Suite in all of our markets, and currently offer the Blackboard Commerce Suite primarily to U.S. and Canadian postsecondary customers. We also sometimes serve as an application service provider, offering hosting for our clients that prefer to outsource the management of the hardware, bandwidth and servers necessary to run our applications. In addition to our products, we offer a variety of professional services that help clients maximize the benefit received from our products, including project management, custom application development and training.

The Blackboard Academic Suite

The Blackboard Academic Suite provides a scalable and easy-to-use technology platform for delivering education online, managing digital content and aggregating access to tools, information and content through an integrated Web portal environment. The Blackboard Academic Suite includes the products formerly known as WebCT Campus EditionTM and WebCT VistaTM, which were acquired in our merger with WebCT, Inc. The applications that make up the Blackboard Academic Suite are:

•	the Blackboard Learning SystemTM basic products, which include Blackboard Learning System — Basic License and Blackboard Learning System — CE Basic License (formerly WebCT Campus EditionTM — Focus license),

•	the Blackboard Learning System enterprise products, which include Blackboard Learning System — Enterprise License, Blackboard Learning System — CE Enterprise License (formerly WebCT Campus Edition) and Blackboard Learning System — Vista Enterprise License (formerly WebCT Vista),

•	the Blackboard Community SystemTM ;

•	the Blackboard Content SystemTM ;

•	the Blackboard Portfolio SystemTM; and

•	the Blackboard Outcomes SystemTM .

Blackboard Learning System

The Blackboard Learning System allows education providers to support a feature-rich online teaching and learning environment that can be used to augment a classroom-based program or for distance learning. The major capabilities of the Blackboard Learning System include:

•	Learning environment. Instructors can post syllabi and course materials, including documents, graphics, audio, video and multimedia; manage course communication through integrated email, discussion forums and live virtual classrooms; facilitate group collaboration, communication and file-sharing; create, deliver and automatically score online assignments and tests; and report grades and other information to students. Additional capabilities are available through the integration of third-party Blackboard Building Blocks® tools developed by our clients or independent parties. Blackboard Building Blocks allow institutions to download, install and manage third-party extensions. These third-party applications add functionality to our products and several client-managed online communities exist to foster open source development of enhancements to our products as well.

•	Integration with existing systems. Built on an enterprise Java architecture, the Blackboard Learning System is capable of supporting multiple end users in a high-usage environment. Our products can be integrated with existing campus student information systems and campus registrar’s systems to access the user, course and enrollment information stored throughout the institution.

•	System administration. User categories, or roles, are definable across the features of our products, including the ability to designate access parameters for all roles and set access policies for guest accounts and observers, such as parents, advisors, mentors and supervisors. System administrators can customize user roles. The appearance and configuration of our products are customizable by each client for multiple independent user populations on the same system hardware and database.

In addition, we offer the Blackboard Learning System basic products stand-alone, entry-level versions of the Blackboard Learning System suitable for small-scale implementations. The Blackboard Learning System enterprise products support various language configurations, including English, Spanish, Italian, Dutch, German, French, Japanese, Arabic and Chinese.

Blackboard Community System

The Blackboard Community System is an enterprise information portal application designed specifically for the education industry and is currently available to customers with the Blackboard Learning System — Enterprise license. As part of the Blackboard Academic Suite, the Blackboard Community System extends the Blackboard Learning System to include functionality for student organizations, faculty and staff, departmental collaboration, information distribution and single sign-on access to existing administrative systems. The major academic capabilities of the Blackboard Community System include:

•	Configurable portal environment enabling one stop access to services. The Blackboard Community System enables institutions to provide their users, such as students, faculty and administrators, access through a customizable Web portal to multiple content sources, campus services, administrative systems and personal information management tools, such as email and calendar. The Blackboard Community System can act as the single sign-on access to a variety of campus systems, eliminating the need for multiple access points and identification verifications. Institutions and independent software vendors can create custom portal applications that provide views into content and data from other systems or integrate other applications.

•	Facilitating academic and co-curricular collaboration using community and communication tools. The Blackboard Community System facilitates the creation of meaningful campus connections by allowing institutions to define dedicated online environments for departments, clubs and other groups. Members of organizations can manage their own operations, as well as upload and share documents, and use their own communication tools.

•	Maintaining distinct campus identities. An institution can configure the Blackboard Community System to support multiple identities or brands within the institution (such as multiple campuses, a law school, medical school or continuing education program) and deliver content to targeted, institution-defined roles. In addition, users can customize the Blackboard Community System interface according to their needs and preferences.

Blackboard Content System

The Blackboard Content System provides enterprise content management capabilities and is currently available to customers with the Blackboard Learning System — Enterprise license. The application supports teaching, learning, research, archival, extracurricular and departmental activities that require the central management, tagging, sharing and re-use of electronic files, such as lecture notes for multiple sections of a course, learning objects, test banks and library electronic reserve materials. The major capabilities of the Blackboard Content System include:

•	Storing and accessing learning materials. Institutions can make secure, web-based, drag-and-drop file storage space available to all users, who can then use a configurable permissions structure to share files with individuals or groups, track versions, and add comments. To assure appropriate usage of the file space, administrators can manage disk space quotas and set bandwidth controls.

•	Learning content management. Instructors can manage versions of documents and other course material and can re-use content across courses. Institutions can create moderated content repositories at departmental, school and institutional levels to facilitate the sharing and searching of digital content.

•	Integrating library resources into the learning environment. Librarians can create and manage collections of digital assets for use by specific courses, disciplines or the entire institution.

•	Collecting and sharing materials within electronic portfolios. Users can collect and organize their academic work as electronic portfolios, which can be shared with other users on the system, as well as published externally. These portfolios can be used for personal reflection, academic assignments, program completion, and educational standards alignment, or for professional development, such as résumés and job applications.

Blackboard Portfolio System

The Blackboard Portfolio System is a personal portfolio application that enables users to collect and organize their academic work and is currently available to customers with the Blackboard Learning System — CE and Vista Enterprise licenses. These portfolios can be shared with other users on the system, as well as published externally. Portfolios tie to the course environment, enhancing ease of use for students and faculty as well as facilitating system set up and maintenance. The Blackboard Portfolio System was released in April 2006. The major capabilities of the Blackboard Portfolio System include:

•	Collecting learning materials. Users can incorporate specific examples of student’s learning, from their courses into their portfolios. Easy collection of student work is also facilitated by the ability to upload diverse documents, multimedia or presentations into the portfolio. Users can also use an HTML editor to create materials directly in their portfolios.

•	Presenting materials. Flexible layouts help users to personalize their portfolios with fonts, backgrounds, and navigation menus of their choice. Faculty can use templates to provide guidance and direction to students and other authors as well as to create consistent presentation formats. There can be multiple template formats, for showcasing research work or resumes, or for reflecting on coursework, for example. Shared portfolios allow learning groups and project teams to develop portfolios together, encouraging collaboration and social learning.

•	Reflecting on learning content: Personal reflection capabilities allow users to create blogs and journals within their portfolio, facilitating reflection on their learning. Discussion boards embedded within portfolios enable users to obtain feedback from students, advisors and instructors.

Blackboard Outcomes System

The Blackboard Outcomes SystemTM was released in December 2006 and is currently available to customers with the Blackboard Learning System — Enterprise license. Supported by a set of strategic and technical services, this application supports and coordinates the academic and administrative assessment processes taking place across an institution’s many departments. This application enables the planning and measuring of student, teaching and institutional outcomes and provides a comprehensive set of instruments for student and program assessment.

The Blackboard Outcomes System delivers a flexible solution to meet the unique requirements of education. It addresses the common challenges faced by institutions seeking to measure student outcomes such as increasing adoption of assessment tools, improving the efficacy of assessment activities and enhancing student engagement in the learning process. Major capabilities include:

•	Planning outcomes. The “Standards, Goals and Student Learning Objectives” feature enables institutions to document intended outcomes of courses, programs, departments, colleges, universities and standards bodies. Rubrics, or standard evaluation criteria, facilitate shared and consistent evaluation of outcomes, while curriculum maps highlight the connection between program goals and courses and co-curricular educational experiences.

•	Measuring learning and administrative outcomes. Various assessment tools simplify the collection of student work and its evaluation against shared rubrics. Surveys and course evaluations enable users to collect useful indirect assessment data, soliciting attitudes and opinions from constituents on-campus and off-campus.

•	Improving learning and institutional effectiveness. Operational and analytic reports provide insight into assessment plans, activities, data, follow-up actions and correlations to all levels of an institution.

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

Competition

The market for education enterprise software is highly fragmented and rapidly evolving, and we expect competition in this market to persist and intensify. Our primary competitors for the Blackboard Academic Suite are companies and open source solutions that provide course management systems, such as ANGEL Learning, Inc., Desire2Learn Inc., eCollege.com, Moodle, Jenzabar, Inc., The Sakai Project, VCampus Educator, and WebTycho; learning content management systems, such as HarvestRoad Ltd. and Concord USA, Inc.; and education enterprise information portal technologies, such as SunGard SCT Inc., an operating unit of SunGard Data Systems Inc. We also face competition from clients and potential clients who develop their own applications internally, large diversified software vendors who offer products in numerous markets including the education market and other open source software applications. Our competitors for the Blackboard Commerce Suite include companies that provide transaction systems, security systems and off-campus merchant relationship programs.

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

We believe that the primary competitive factors in our markets are:

•	base of reference clients;

•	functional breadth and depth of solution offered;

•	ease of use;

•	complexity of installation and upgrade;

•	scalability of solution to meet growing needs;

•	client service;

•	availability of third-party application and content add-ons;

•	total cost of ownership;

•	financial stability; and

•	company reputation.

We believe that we compete favorably on the basis of these factors.

Our Growth Strategy

We seek to capitalize on our position as a leader in our market to grow our business by supporting several significant aspects of education, including teaching, learning, commerce and campus life. Key elements of our growth strategy include:

•	Growing annual license revenues. We intend to increase annual license revenues with existing clients through upgrades to current products, cross-selling of complementary applications and increased total license value commensurate with the value of our offerings.

•	Increasing penetration with U.S. postsecondary clients. We intend to capitalize on our experience in the U.S. postsecondary education market to further enhance our leadership position.

•	Offering new products to our target markets. Using feedback gathered from our clients and our sales and technical support groups, we intend to continue to develop and offer new upgrades, applications and application suites to increase our presence on campuses and expand the value provided to our clients.

•	Increasing sales to international postsecondary and U.S. K-12 clients. We intend to continue to expand sales and marketing efforts to increase sales of our applications to international postsecondary institutions as well as U.S. K-12 schools.

•	Pursuing strategic relationships and acquisition opportunities. We intend to continue to pursue strategic relationships with, acquisitions of, and investments in, companies that enhance the technological features of our products, offer complementary products, services and technologies, or broaden the scope of our product offerings into other areas.

Research and Development

Each of the individual applications in our two product suites is developed and maintained by a dedicated team of software engineers, product managers and documentation specialists. In addition, we maintain three cross-product groups: an engineering services team, which focuses on highly technical product support issues that have been escalated by our telephone support operation; a quality control team, which tests our applications to identify and correct software errors and usability issues before a new product or update is released; and a research and development engineering team which works on special development projects that involve third parties, including software tools for integrating our products with other campus systems. Our research and development group receives feedback on product improvement suggestions and new products from clients, either directly or through our sales and client support organizations. We periodically release maintenance updates to and new versions of our existing products. In addition, our research and development group works on new product initiatives as appropriate. Our products are primarily developed internally and, in support of the development of our products, we have acquired or licensed specialized products and technologies from other software firms. Our research and development expenses were $13.7 million, $13.9 million and $27.2 million in the years ended December 31, 2004, 2005 and 2006, respectively.

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

In our experience, colleges, universities and schools frequently rely on references from peer institutions when selecting a vendor and often involve a variety of internal constituencies, such as instructors and students, when evaluating a product. In addition, most public education institutions and many private institutions utilize request for proposal, or RFP, processes, by which they announce their interest in purchasing an application and detail their requirements so that vendors may bid accordingly. As a result, we generate sales leads from sources such as interacting with attendees at conferences, visiting potential clients’ sites to provide briefings on the industry and our products, responding to inbound calls based on client recommendations and monitoring and responding to RFPs. We often structure our licenses in a manner that anticipates expansion from one product in a suite to multiple products in a suite, and we engage in state or regional agreements when appropriate to provide umbrella pricing and contractual terms for a group of institutions. We have U.S. sales offices in Washington, D.C. and Phoenix, Arizona. We have international sales offices in Amsterdam, Sydney and Tokyo.

Executive Officers

The following table lists our executive officers and their ages as of January 31, 2007.

Name	Age	Position

Michael L. Chasen	35	Chief executive officer, president, director
Matthew L. Pittinsky	34	Chairman, director
Michael J. Beach	36	Chief financial officer and treasurer
Matthew H. Small	34	Chief legal officer and secretary
Peter Segall	45	President, North American higher education and operations
David Sample	58	Senior vice president for sales
Jonathan R. Walsh	34	Vice president for finance and accounting

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

Michael Beach has served as chief financial officer since September 2006 and treasurer since February 2004. From June 2001 to September 2006, Mr. Beach served as vice president for finance. Prior to joining us, from February 1997 to June 2001, Mr. Beach was an audit senior manager at the public accounting firm of Ernst & Young LLP. Mr. Beach received a BBA degree from James Madison University.

Matthew Small has served as chief legal officer since January 2006 and secretary since February 2004. Mr. Small served as senior vice president for legal and general counsel from January 2004 to January 2006, corporate counsel from September 2002 to January 2004 and assistant secretary from November 2002 to February 2004. Prior to joining us, from September 1999 to September 2002, Mr. Small was an associate at the law firm of Testa, Hurwitz & Thibeault LLP. Mr. Small received a BA degree from the University of Denver, a MBA degree from the University of Connecticut School of Business and a JD degree from the University of Connecticut Law School.

Peter Segall has served as president of North American higher education and operations since September 2006. From March 2006 to September 2006, Mr. Segall served as senior vice president of education strategy. Mr. Segall joined us through the merger with WebCT, Inc. where he was executive vice president and director from August 1999 until the completion of the merger with us in February 2006. Mr. Segall received a B.A. degree from Brown University and a masters of math and science education from the Harvard Graduate School of Education.

David Sample has served as senior vice president of sales since July 2005. Prior to joining us, from September 2002 to November 2003, Mr. Sample served as executive vice president for global sales at Princeton Softech, from November 2000 to September 2001, as president and CEO at Davox Corporation, from September 1998 to November 2000, as president and chief operating officer at ABT Corporation and, from July 1986 to March 1997, as senior vice president for sales at Hyperion Solutions Corporation. Mr. Sample received a BA degree from Trinity College.

Jonathan Walsh has served as vice president for finance and accounting since September 2006. From July 2001 to August 2006, he served as controller. Prior to joining us, from July 1998 to June 2001, Mr. Walsh held financial reporting and financial planning positions at Sunrise Assisted Living, Inc., AppNet, Inc. and CommerceOne, Inc. and from January 1995 to July 1998 Mr. Walsh was an audit senior at the public accounting firm of Ernst & Young LLP. Mr. Walsh received a BBA degree from James Madison University.

Employees

As of December 31, 2006, we had 765 employees, including approximately 156 in sales; 61 in marketing and business development; 146 in support, ASP hosting and production; 146 in research and development; 136 in professional services; and 120 in general administration. None of our employees are represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is good.

International Operations

We currently operate predominately in the United States. Our revenues derived from operations in foreign countries for fiscal years 2004, 2005 and 2006 were $16.8 million, $21.9 million and $34.7 million, respectively. Substantially all of our material identifiable assets are located in the United States.

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

The WebCT merger, which was completed on February 28, 2006, is the largest acquisition that we have undertaken. We entered into this transaction with the expectation that it would result in various benefits including, among other things, enhanced revenue and profits, and enhancements to our product portfolio and customer base. Risks that we may encounter in seeking to realize these benefits include:

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

Our ability to utilize, if any, net operating loss carryforwards acquired in any acquisitions including those acquired in the WebCT merger, may be significantly limited or unusable by us under Section 382 or other sections of the Internal Revenue Code.

We incurred a significant amount of debt to finance the WebCT merger, which could constrict our liquidity, result in substantial cash outflows, and adversely affect our financial health and ability to obtain financing in the future.

In connection with the WebCT merger, we secured $70.0 million in borrowings through Credit Suisse, Cayman Islands Branch consisting of a $60.0 million senior secured term loan facility repayable over six years and a $10.0 million senior secured revolving credit facility due and payable in full at the end of five years. As of December 31, 2006, $24.4 million was outstanding under the term loan facility, and no amount was outstanding under the revolving credit facility. This debt may impair our ability to obtain future additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes, and a substantial portion of our cash flows from operations may be dedicated to the debt repayment, thereby reducing the funds available to us for other purposes. This debt could make us more vulnerable to industry downturns and competitive pressures. Any failure by us to satisfy our obligations with respect to these debt obligations would constitute a default under the credit facilities.

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

Our primary competitors for the Blackboard Academic Suite are companies and open source solutions that provide course management systems, such as ANGEL Learning, Inc., Desire2Learn Inc., eCollege.com, Jenzabar, Inc., Moodle, The Sakai Project, VCampus Educator and WebTycho; learning content management systems, such as HarvestRoad Ltd. and Concord USA, Inc.; and education enterprise information portal technologies, such as SunGard SCT Inc., an operating unit of SunGard Data Systems Inc. We also face competition from clients and potential clients who develop their own applications internally, large diversified software vendors who offer products in numerous markets including the education market and other open source software applications. Our competitors for the Blackboard Commerce Suite include companies that provide transaction systems, security systems, and off-campus merchant relationship programs.

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

We may experience difficulties that could delay or prevent the successful development, introduction and sale of new products under development. If introduced for sale, the new products may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance, which could cause our financial results to suffer. In addition, during the development period for the new products, our customers may defer or forego purchases of our products and services.

If our newest product, the Blackboard Outcomes System, does not gain widespread market acceptance, our financial results could suffer.

We introduced our newest software application, the Blackboard Outcomes System in December 2006. Our ability to grow our business will depend, in part, on client acceptance of this product, which is currently unproven. If we are not successful in gaining market acceptance of this product, our revenues may fall below our expectations.

Because we generally recognize revenues ratably over the term of our contract with a client, downturns or upturns in sales will not be fully reflected in our operating results until future periods.

We recognize most of our revenues from clients monthly over the terms of their agreements, which are typically 12 months, although terms can range from one month to over 60 months. As a result, much of the revenue we report in each quarter is attributable to agreements entered into during previous quarters. Consequently, a decline in sales, client renewals, or market acceptance of our products in any one quarter will not necessarily be fully reflected in the revenues in that quarter, and will negatively affect our revenues and profitability in future quarters. This ratable revenue recognition also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new clients must be recognized over the applicable agreement term.

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

As we target more of our sales efforts at international postsecondary education providers and U.S. K-12 schools, we could face greater costs, longer sales cycles and less predictability in completing some of our sales, which may harm our business. A potential client’s decision to use our products and services may be a decision involving multiple institutions and, if so, these types of sales would require us to provide greater levels of education to prospective clients regarding the use and benefits of our products and services. In addition, we expect that potential international postsecondary and U.S. K-12 clients may demand more customization, integration services and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual sales, thereby increasing the costs and time required to complete sales and diverting sales and professional services resources to a smaller number of international and U.S. K-12 transactions.

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

Our move to our headquarters location may be delayed which would disrupt our operations and increase our expenses.

On December 15, 2006, we entered into an office lease agreement for approximately 112,000 square feet of space in Washington DC to which we plan to relocate our headquarters. The timing of our move in will depend on the date that the tenant currently occupying the building vacates the space. If the existing tenant delays its move, we will not be able to move in on schedule which would disrupt our operations. In the event of a significant delay, we would need to extend the lease at our existing headquarters, which we may not be able to obtain on terms favorable to us.

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

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products similar to our products, which could decrease demand for our products. In addition, we may be unable to prevent the use of our products by persons who have not paid the required license fee, which could reduce our revenues. We rely on a combination of copyright, patent, trademark and trade secret laws, as well as licensing agreements, third-party nondisclosure agreements and other contractual provisions and technical measures, to protect our intellectual property rights. These protections may not be adequate to prevent our competitors from copying or reverse-engineering our products and these protections may be costly and difficult to enforce. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. The protective mechanisms we include in our products may not be sufficient to prevent unauthorized copying. Existing copyright laws afford only limited protection for our intellectual property rights and may not protect such rights in the event competitors independently develop products similar to ours. In addition, the laws of some countries in which our products are or may be licensed do not protect our products and intellectual property rights to the same extent as do the laws of the United States.

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

Our corporate headquarters are located in Washington, D.C., where we lease approximately 63,000 square feet of space under a lease expiring in March 2008, and approximately 11,000 square feet of space under a lease expiring November 2009. We have leased approximately 112,000 square feet of space in Washington, D.C. to which we plan to relocate our corporate headquarters in late 2007 or early 2008. We also lease offices in Phoenix, Arizona; Lynnfield, Massachusetts; Amsterdam; Vancouver; Tokyo; and Sydney.

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

Our common stock trades on the NASDAQ Global Market under the symbol “BBBB.” The following table sets forth, for the period indicated, the range of high and low closing sales prices for our common stock by quarter.

	High	Low

Year Ended December 31, 2005:
First Quarter	$18.57	$13.54
Second Quarter	24.32	16.99
Third Quarter	25.94	21.36
Fourth Quarter	32.53	22.30
Year Ended December 31, 2006:
First Quarter	32.24	25.75
Second Quarter	32.98	23.46
Third Quarter	29.49	25.23
Fourth Quarter	30.12	25.98

As of January 31, 2007 there were approximately 164 holders of record of our outstanding common stock.

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

We did not repurchase any of our equity securities in 2006.

The equity compensation plan information required under this Item is incorporated by reference to the information provided under the heading “Equity Compensation Plan Information” in our proxy statement to be filed within 120 days after the fiscal year end of December 31, 2006.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total stockholder return on our common stock during the period from June 18, 2004 (the date of our initial public offering) through December 31, 2006, with the cumulative total return on a SIC Index that includes all organizations in the Standard Industrial Classification (SIC) Code 7372-Prepackaged Software (the “SIC Code Index”) and a NASDAQ Market Index. The comparison assumes that $100 was invested on June 18, 2004 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

COMPARE CUMULATIVE TOTAL RETURN
AMONG BLACKBOARD INC.
NASDAQ MARKET INDEX AND SIC CODE INDEX

Assumes $100 invested on June 18, 2004
Assumes dividends reinvested
Fiscal year ending December 31, 2006

	6/18/2004	12/31/2004	12/31/2005	12/31/2006
Blackboard Inc.	$100.00	$74.01	$144.83	$150.12
SIC Code Index	100.00	107.82	106.14	121.83
NASDAQ Market Index	100.00	106.69	109.04	120.23

(1)	This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from Hemscott Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

(3)	The hypothetical investment in our common stock presented in the stock performance graph above is based on an assumed initial price of $20.01 per share, the closing price on June 18, 2004, the date of our initial public offering. The stock sold in our initial public offering was issued at a price to the public of $14.00 per share.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this annual report. The statement of operations data for the years ended December 31, 2002, 2003, 2004, 2005 and 2006, and the balance sheet data as of December 31, 2002, 2003, 2004, 2005 and 2006, are derived from, and are qualified by reference to, our audited consolidated financial statements that have been audited by Ernst & Young, LLP, our independent registered public accounting firm.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share amounts)

Statement of operations data:
Revenues:
Product	$62,388	$83,331	$98,632	$120,389	$160,392
Professional services	7,558	9,147	12,771	15,275	22,671

Total revenues	69,946	92,478	111,403	135,664	183,063
Operating expenses:
Cost of product revenues, excludes $3,467, $3,467, $1,567, $0 and $9,333 of amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below for the years ended December 31, 2002, 2003, 2004, 2005 and 2006, respectively(1)	21,526	23,079	25,897	29,607	39,594
Cost of professional services revenues(1)	5,742	6,628	7,962	10,220	16,001
Research and development(1)	10,272	11,397	13,749	13,945	27,162
Sales and marketing(1)	24,176	30,908	35,176	37,873	58,340
General and administrative(1)	16,938	15,050	15,069	19,306	35,823
Amortization of intangibles resulting from acquisitions	5,519	5,757	3,517	266	17,969

Total operating expenses	84,173	92,819	101,370	111,217	194,889

(Loss) income from operations	(14,227)	(341)	10,033	24,447	(11,826)
Interest (expense) income, net	(509)	(470)	315	3,097	(2,974)
Other expense	—	—	—	—	(519)

(Loss) income before (provision) benefit for income taxes and cumulative change in accounting principle	(14,736)	(811)	10,348	27,544	(15,319)
(Provision) benefit for income taxes	(283)	(614)	(299)	14,309	4,582

(Loss) income before cumulative change in accounting principle	(15,019)	(1,425)	10,049	41,853	(10,737)
Cumulative change in accounting principle	(26,632)	—	—	—	—

Net (loss) income	(41,651)	(1,425)	10,049	41,853	(10,737)
Dividends on and accretion of convertible preferred stock	(9,699)	(10,077)	(6,344)	—	—

Net (loss) income attributable to common stockholders	$(51,350)	$(11,502)	$3,705	$41,853	$(10,737)

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share amounts)

Net (loss) income attributable to common stockholders per common share:
Basic	$(9.40)	$(2.09)	$0.23	$1.57	$(0.39)

Diluted	$(9.40)	$(2.09)	$0.21	$1.47	$(0.39)

Weighted average number of common shares:
Basic	5,460	5,516	16,072	26,715	27,858

Diluted	5,460	5,516	17,864	28,510	27,858

(1) Includes the following amounts related to stock-based compensation:
Cost of product revenues	$—	$—	$—	$—	$386
Cost of professional services revenues	—	—	—	—	524
Research and development	—	—	—	—	733
Sales and marketing	—	—	—	—	2,951
General and administrative	474	319	174	75	3,462

The following table sets forth a summary of our balance sheet data:

	December 31,
	2002	2003	2004	2005	2006
	(In thousands)

Balance sheet data:
Cash and cash equivalents	$20,372	$30,456	$78,149	$75,895	$30,776
Short-term investments	—	—	20,000	62,602	—
Working capital (deficit)	(9,402)	(13,001)	53,026	93,388	(36,976)
Total assets	71,140	83,054	148,398	224,188	307,299
Deferred revenues, current portion	37,342	51,215	63,901	74,975	117,972
Total debt	11,855	11,564	762	—	23,623
Mandatorily redeemable convertible preferred stock and Series E warrants	120,221	130,297	—	—	—
Total stockholders’ (deficit) equity	(113,403)	(124,617)	69,107	130,325	140,121

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this annual report. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risks Related to Our Business” and elsewhere in this annual report.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition.  Our revenues are derived from two sources: product sales and professional services sales. Product revenues include software license, hardware, premium support and maintenance, and hosting revenues. Professional services revenues include training and consulting services. We recognize software license and maintenance revenues in accordance with the American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Our software does not require significant modification and customization services. Where services are not essential to the functionality of the software, we begin to recognize software licensing revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collectibility is probable.

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

Hosting revenues are recorded in accordance with Emerging Issues Task Force (EITF) 00-3, “Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.” We recognize hosting fees and set-up fees ratably over the term of the hosting agreement.

We recognize professional services revenues, which are generally contracted on a time-and-materials basis and consist of training, implementation and installation services, as the services are provided.

We do not offer specified upgrades or incrementally significant discounts. Advance payments are recorded as deferred revenues until the product is shipped, services are delivered or obligations are met and the revenue can be recognized. Deferred revenues represent the excess of amounts invoiced over amounts recognized as revenues. We provide non-specified upgrades of our product only on a when-and-if-available basis. Any contingencies, such as rights of return, conditions of acceptance, warranties and price protection, are accounted for under SOP 97-2. The effect of accounting for these contingencies included in revenue arrangements has not been material.

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

Short-term investments.  All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification at the time of purchase and reevaluates such designation as of each balance sheet date. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity under the effective interest method. Such amortization is recorded as interest income. Interest on held-to-maturity securities is recorded as interest income. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses, if any, reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are recorded as other income (expense) in the consolidated statements of operations.

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

Goodwill and intangible assets.  As the result of acquisitions, any excess purchase price over the net tangible and identifiable intangible assets acquired is recorded as goodwill. A preliminary allocation of the purchase price to tangible and intangible net assets acquired is based upon a preliminary valuation and our estimates and assumptions may be subject to change. We assess the impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we test our goodwill for impairment annually on October 1, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.

The costs of defending and protecting patents are capitalized. All costs incurred to the point when a patent application is to be filed is expensed as incurred.

Intangible assets are amortized using the straight-line method over the following estimated useful lives of the assets:

Acquired technology	3 years
Contracts and customer lists	3 to 5 years
Non-compete agreements	Term of agreement
Trademarks and domain names	3 years
Patents and related costs	Life of patent

On February 28, 2006, we completed our merger with WebCT pursuant to the Agreement and Plan of Merger dated as of October 12, 2005. Pursuant to the Agreement and Plan of Merger, we acquired all the outstanding common stock of WebCT in a cash transaction for approximately $178.3 million. The effective cash purchase price of WebCT before transaction costs was approximately $150.4 million, net of WebCT’s February 28, 2006 cash balance of approximately $27.9 million. We have included the financial results of WebCT in our consolidated financial statements beginning February 28, 2006.

The merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Assets acquired and liabilities assumed were recorded at their fair values as of February 28, 2006. The total purchase price was $187.5 million, including the acquisition-related transaction costs of approximately $9.2 million. Acquisition-related transaction costs include investment banking, legal and accounting fees, and other external costs directly related to the merger.

Under the purchase method of accounting, the total estimated purchase price as shown in the table below was allocated to WebCT’s net tangible and intangible assets based on their estimated fair values as of February 28, 2006. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The allocation of the purchase price was based upon a valuation and our estimates and assumptions are subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to income and non-income based taxes. In addition, upon the finalization of the combined company’s legal entity structure, additional adjustments to deferred taxes may be required. Based on independent third party valuations, and other factors as described above, the estimated purchase price was allocated as follows (in thousands):

Cash and cash equivalents	$27,880
Restricted cash	1,452
Accounts receivable, net	4,369
Prepaid expenses and other current assets	1,356
Property and equipment, net	1,720
Deferred tax assets, net	1,398
Accounts payable	(272)
Other accrued liabilities	(10,687)
Deferred revenues	(4,456)

Net tangible assets to be acquired	22,760
Definite-lived intangible assets acquired	73,307
Goodwill	91,392

Total estimated purchase price	$187,459

Of the total estimated purchase price, $22.8 million has been allocated to net tangible assets and $73.3 million has been allocated to definite-lived intangible assets acquired. Definite-lived intangible assets of $73.3 million consist of the value assigned to WebCT’s customer relationships of $39.6 million and developed and core technology of $33.7 million.

The value assigned to WebCT’s customer relationships was determined by discounting the estimated cash flows associated with the existing customers as of the acquisition date taking into consideration expected attrition of the existing customer base. The estimated cash flows were based on revenues for those existing customers net of operating expenses and net contributory asset charges associated with servicing those customers. The estimated revenues were based on revenue growth rates and customer renewal rates. Operating expenses were estimated based on the supporting infrastructure expected to sustain the assumed revenue growth rates. Net contributory asset charges were based on the estimated fair value of those assets that contribute to the generation of the estimated cash flows. A discount rate of 16% was deemed appropriate for valuing the existing customer base. We are amortizing the value of customer relationships proportionally to the respective discounted cash flows over an estimated useful life of five years. Customer relationships are not deductible for tax purposes.

Developed and core technology, which is comprised of products that have reached technological feasibility, includes products in WebCT’s product line. The value assigned to WebCT’s developed and core technology was determined by discounting the estimated future cash flows associated with the existing and core technologies to their present value. The revenue estimates used to value the developed and core technology were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by us and our competitors. The rates utilized to discount the net cash flows of developed and core technology to their present value were based on the risks associated with the respective cash flows taking into consideration our weighted average cost of capital. A discount rate of 16% was deemed appropriate for valuing developed and core technology. We are amortizing the developed and core technology on a straight-line basis over an estimated useful life of three years. Developed and core technology are not deductible for tax purposes.

Of the total estimated purchase price, approximately $91.4 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill is not deductible for tax purposes.

As a result of the WebCT acquisition, we recorded net deferred tax assets of approximately $1.4 million in purchase accounting. This balance is comprised primarily of $37.0 million of deferred tax assets related to federal net operating losses, capitalized research and development, and certain amortization and depreciation expenses. The deferred tax assets are offset by $35.6 million in deferred tax liabilities resulting primarily from the related intangibles identified from the acquisition and the reduction in WebCT deferred revenues resulting from purchase accounting.

In connection with the purchase price allocation, the estimated fair value of the support obligation assumed from WebCT in connection with the acquisition was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligation. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support services and to correct any errors in WebCT software products. These estimated costs did not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with selling efforts is excluded because WebCT had concluded the selling effort on the support contracts prior to February 28, 2006. The estimated normal profit margin was determined to be 19%. As a result, in allocating the acquisition purchase price, we recorded an adjustment to reduce the carrying value of WebCT’s February 28, 2006 deferred support revenue by approximately $14.3 million to $4.5 million which represents our estimate of the fair value of the support obligation assumed. As former WebCT customers renew these support contracts, we will recognize revenue for the full value of the support contracts over the remaining term of the contracts, the majority of which are one year.

We have currently not identified any material pre-acquisition contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available prior to the end of the purchase price allocation period, which would indicate that it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the purchase price allocation.

The unaudited financial information in the table below summarizes our combined results of operations and WebCT on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings under the our senior secured credit facilities with Credit Suisse (see Note 7 of Notes to Consolidated Financial Statements) had taken place as of the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes amortization expense from acquired intangible assets, adjustments to interest expense, interest income and related tax effects.

The unaudited pro forma financial information for the year ended December 31, 2006 combines our historical results for the year ended December 31, 2006 and the historical results for WebCT for the period from January 1, 2006 to February 28, 2006. The unaudited pro forma financial information for the year ended December 31, 2005 combines our historical results for the year ended December 31, 2005 and the historical results for WebCT for the same period.

	2005	2006
	(In thousands, except per share amounts)
	(Unaudited)

Total revenues	$182,963	$191,069
Net income (loss)	$25,332	$(14,936)
Basic net income (loss) per common share	$0.95	$(0.54)
Diluted net income (loss) per common share	$0.89	$(0.54)

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

Income tax provision includes U.S. federal, state and local income taxes and is based on pre-tax income or loss. The provision or benefit for income taxes is based upon our estimate of our annual effective income tax rate. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes and our ability to use tax credits and net operating loss carryforwards.

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

As a result of adopting SFAS 123R on January 1, 2006, our loss before benefit for income taxes and net loss for the year ended December 31, 2006 were approximately $8.1 million and $5.7 million more, respectively, than if we had continued to account for stock-based compensation under APB No. 25. Basic and diluted net loss per common share for the year ended December 31, 2006 were each approximately $0.20 more than if we had not adopted SFAS 123R. The related total income tax benefit recognized in the consolidated statements of operations was approximately $3.3 million for the year ended December 31, 2006 and is classified as financing cash flows.

As of December 31, 2006, there was approximately $42.5 million of total unrecognized compensation cost related to unvested stock options granted under our option plans. The cost is expected to be recognized through February 2013 with a weighted average recognition period of approximately 3.4 years.

Recent Accounting Pronouncements.  In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated results of operations and financial condition.

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

Results of Operations

The following table sets forth selected statement of operations data expressed as a percentage of total revenues for each of the periods indicated.

	Year Ended
	December 31,
	2004	2005	2006

Revenues:
Product	89%	89%	88%
Professional services	11	11	12

Total revenues	100	100	100
Operating expenses:
Cost of product revenues	23	22	22
Cost of professional services revenues	7	8	9
Research and development	12	10	15
Sales and marketing	32	28	32
General and administrative	14	14	19
Amortization of intangibles resulting from acquisitions	3	0	9

Total operating expenses	91	82	106

Operating margin	9%	18%	(6)%

The following table sets forth, for each component of revenues, the cost of these revenues expressed as a percentage of the related revenues for each of the periods indicated.

	Year Ended
	December 31,
	2004	2005	2006

Cost of product revenues	26%	25%	25%
Cost of professional services revenues	62%	67%	71%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues.  Our total revenues for the year ended December 31, 2006 were $183.1 million, representing an increase of $47.4 million, or 34.9%, as compared to total revenues of $135.7 million for the year ended December 31, 2005.

A detail of our total revenues by classification is as follows:

	2005			2006
	Product	Professional		Product	Professional
	Revenues	Services Revenues	Total	Revenues	Services Revenues	Total
	(In millions)
	(Unaudited)

Recurring ratable revenues	$95.7	$0.9	$96.6	$130.4	$2.3	$132.7
Non-recurring ratable revenues	18.1	—	18.1	20.0	—	20.0
Other revenues	6.6	14.4	21.0	10.0	20.4	30.4

Total revenues	$120.4	$15.3	$135.7	$160.4	$22.7	$183.1

Product revenues.  Product revenues, including domestic and international, for the year ended December 31, 2006 were $160.4 million, representing an increase of $40.0 million, or 33.2%, as compared to $120.4 million for the year ended December 31, 2005. Recurring ratable product revenues increased by $34.8 million, or 36.3%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. Product revenues from the Blackboard Academic Suite increased $27.4 million, or 43.4%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. This increase in Blackboard Academic Suite revenues was primarily due to a $21.7 million increase in revenues from Blackboard Learning System enterprise products, a $3.4 million increase in revenue from Blackboard Content System licenses and a $2.0 million increase in revenue from Blackboard Community System licenses. Product revenues from the Blackboard Commerce Suite increased by $1.6 million due to an increase in revenues from Blackboard Transaction System licenses. The further increase in recurring ratable product revenues was due to a $4.5 million increase in hosting revenues and a $1.2 million increase in revenues from enhanced support and maintenance revenues related to our software products. These increases in recurring ratable product revenues were attributable to current and prior period sales to new and existing clients, including clients resulting from the WebCT merger. As of December 31, 2006, we had a 53% increase in the number of clients as compared to December 31, 2005, primarily as a result of the WebCT acquisition. Further, during 2006, our clients renewed or upgraded approximately 92% of the renewable license dollars eligible to be renewed during 2006, which was consistent with 2005.

The increase in Blackboard Learning System enterprise product revenue was also attributable to the continued shift from the Blackboard Learning System basic products to the Blackboard Learning System enterprise products and cross-selling other enterprise products to existing clients. The Blackboard Learning System enterprise products have additional functionality that is not available in the Blackboard Learning System basic products and consequently some Blackboard Learning System basic product clients upgrade to the Blackboard Learning System enterprise products. Licenses of the enterprise version of the Blackboard Learning System enterprise products have higher average pricing, which normally results in at least twice the contractual value as compared to Blackboard Learning System basic product licenses.

The increase in non-recurring ratable product revenues was primarily due to an increase in non-recurring third party hardware and software revenues.

The increase in other product revenues was primarily due to a $1.8 million increase in publisher revenues attributable to WebCT publisher relationships, a $700,000 increase in non-ratable, non-recurring third party hardware and software revenues and a $500,000 increase in Blackboard One revenues due to an increase in current period sales.

Of our total revenues, our total international revenues for the year ended December 31, 2006 were $34.7 million, representing an increase of $12.8 million, or 58.4%, as compared to $21.9 million for the year ended December 31, 2005. International product revenues, which consist primarily of recurring ratable product revenues, were $30.8 million, representing an increase of $10.8 million, or 54.0%, as compared to $20.0 million for the year ended December 31, 2005. The increase in international revenues was driven primarily by an increase in recurring ratable product revenues. This increase was primarily due to an increase in international revenues from Blackboard Academic Suite products resulting from prior period sales to new and existing clients. The increase in international Blackboard Academic Suite revenues was primarily attributable to the same factors that contributed to the increase in overall Blackboard Academic Suite revenues. The further increase in total international revenues was attributable to an increase in professional services revenues due to the increase in the number of international licensees of our Blackboard Academic Suite products, which generally purchase greater volumes of our service offerings. In addition, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.

Professional services revenues.  Professional services revenues for the year ended December 31, 2006, were $22.7 million, representing an increase of $7.4 million, or 48.4%, as compared to $15.3 million for the year ended December 31, 2005. The increase in professional services revenues was primarily attributable to an increase in the number and size of service engagements, which was directly related to the increase in the number of licensees primarily associated with the WebCT merger, particularly in the number of enterprise product licensees, which generally purchase greater volumes of our service offerings and increased sales of certain enhanced support and maintenance services. As a percentage of total revenues, professional services revenues for the year ended December 31, 2006 were 12.4%, as compared to 11.3% for the year ended

December 31, 2005. As a result of the fair value adjustment to the acquired WebCT deferred revenue balances, the percentage of professional services revenues was higher than in prior periods. We do not expect this trend to continue in future periods and we expect the percentage of professional services revenues to decrease as a percentage of total revenues.

Cost of product revenues.  Our cost of product revenues for the year ended December 31, 2006 was $39.6 million, representing an increase of $10.0 million, or 33.7%, as compared to $29.6 million for the year ended December 31, 2005. The increase in cost of product revenue was primarily due to a $4.7 million increase in our technical support expense primarily due to increased personnel costs related to increased headcount related to new hires during 2005 and 2006, higher average salaries due to annual salary increases in 2006 and the inclusion of WebCT’s technical support groups. In addition, there was a $3.6 million increase in expenses for our hosting services due to the increase in the number of clients, including WebCT clients, contracting for our hosting services. Further, the increase was due to a $1.3 million increase in third party hardware and software costs primarily associated with third party products sold with the Blackboard Transaction System and $386,000 in stock-based compensation included in cost of product revenues for the year ended December 31, 2006. Cost of product revenues as a percentage of product revenues increased to 24.7% for the year ended December 31, 2006 from 24.6% for the year ended December 31, 2005. As a result of the fair value adjustment to the acquired WebCT deferred revenue balances, the percentage of cost of product revenues was higher than in prior periods. We do not expect this trend to continue in future periods and we expect the percentage of cost of product revenues to decrease as a percentage of total revenues.

Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology for the year ended December 31, 2006 was $9.3 million. There was no amortization expense related to acquired technology for the year ended December 31, 2005. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 30.5% for the year ended December 31, 2006 as compared to 24.6% for the year ended December 31, 2005.

Cost of professional services revenues.  Our cost of professional services revenues for the year ended December 31, 2006 was $16.0 million, representing an increase of $5.8 million, or 56.6%, from $10.2 million for the year ended December 31, 2005. The increase in cost of professional services revenues was directly related to the increase in professional services revenues. Cost of professional services revenues as a percentage of professional services revenues increased to 70.6% for the year ended December 31, 2006 from 66.9% for the year ended December 31, 2005. The decrease in professional services revenues margin was primarily due to $524,000 in stock-based compensation included in cost of professional services revenues for the year ended December 31, 2006.

Research and development expenses.  Our research and development expenses for the year ended December 31, 2006 were $27.2 million, representing an increase of $13.2 million, or 94.8%, as compared to $13.9 million for the year ended December 31, 2005. This increase was primarily attributable to an $11.0 million increase in personnel-related costs due to increased headcount related to new hires during 2005 and 2006, higher average salaries due to annual salary increases in 2006 and the inclusion of WebCT’s research and development groups, including approximately $1.2 million in severance costs. In addition, there was a $1.5 million increase in professional services costs resulting from our continued efforts to increase the functionality of our products. Further, for the year ended December 31, 2006 there was $733,000 in stock-based compensation included in research and development expenses.

Sales and marketing expenses.  Our sales and marketing expenses for the year ended December 31, 2006 were $58.3 million, representing an increase of $20.5 million or 54.0%, as compared to sales and marketing expense of $37.9 million for the year ended December 31, 2005. This increase was primarily attributable to a $11.9 million increase in personnel costs primarily due to increased headcount related to new hires during 2005 and 2006, higher average salaries due to annual salary increases in 2006 and the inclusion of WebCT’s sales and marketing groups. Further, there was a $2.1 million increase in general marketing activities primarily associated with a larger annual Blackboard users conference in February 2006 and WebCT users conference in

July 2006. In addition, there was a $1.4 million change in bad debt expense for the year ended December 31, 2006 as compared to the year ended December 31, 2005 due to a $1.2 million reduction in bad debt expense recorded during the year ended December 31, 2005 as compared to $200,000 of bad debt expense recorded during the year ended December 31, 2006. Further, there was $3.0 million in stock-based compensation included in sales and marketing expenses for the year ended December 31, 2006.

General and administrative expenses.  Our general and administrative expenses for the year ended December 31, 2006 were $35.8 million, representing an increase of $16.5 million, or 85.6%, as compared to general and administrative expenses of $19.3 million for the year ended December 31, 2005. This increase was primarily attributable to a $7.5 million increase in personnel costs due to increased headcount related to new hires during 2005 and 2006, higher average salaries across all general and administrative functional departments due to annual salary increases in 2006 and the inclusion of WebCT general and administrative functional departments, including approximately $2.2 million in retention bonuses and severance costs primarily for WebCT employees. Further, there was an increase of approximately $2.8 million in facility expenses, including rent, utilities, repairs and maintenance expenses, related to an increase in office space at our Washington, D.C. headquarters and international locations during 2005 and 2006, as well as the inclusion of WebCT office space in Lynnfield, MA and Canada. There was an increase of approximately $2.5 million in professional service expenses during the year ended December 31, 2006 primarily associated with increased legal, accounting and integration costs resulting from the acquisition of WebCT. For the year ended December 31, 2006, there was $3.5 million in stock-based compensation included in general and administrative expenses.

Net interest income (expense).  Our net interest expense for the year ended December 31, 2006 was $3.0 million as compared to net interest income of $3.1 million for the year ended December 31, 2005. This change was attributable primarily to our interest expense associated with the credit facilities agreement we entered into with Credit Suisse to fund a portion of the acquisition of WebCT. In addition, we recognized approximately $1.3 million in additional interest expense associated with the acceleration in the amortization of debt issuance costs due to the prepayments of debt principal during 2006 totaling $35.0 million. Further, this change was due in part to lower cash and cash equivalent and short-term investment balances during the year ended December 31, 2006 as compared to the year ended December 31, 2005 resulting from the use of cash for the acquisition of WebCT.

Other expense.  Our other expense for the year ended December 31, 2006 was $519,000 and pertains to the remeasurement of our foreign subsidiaries ledgers, which are maintained in the local foreign currency, into the United States dollar. In particular, this expense was primarily the result of the negative impact of the month-end change in the Canadian dollar exchange rate to the United States dollar from February 2006 to December 2006 on intercompany debt with our Canadian subsidiary.

Income taxes.  Our benefit for income taxes for the year ended December 31, 2006 was $4.6 million as compared to $14.3 million for the year ended December 31, 2005. The benefit for income taxes for the year ended December 31, 2006 was due to our loss for the period and includes $5.1 million in deferred income tax benefits, offset by $484,000 of current income tax expense, which primarily relates to state and international tax expense.

As of December 31, 2006, we had net operating loss carryforwards for Federal and international income tax purposes of approximately $118.0 million. Approximately $79.4 million of this amount is restricted under Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes, as defined by that section, occur. We have performed an analysis of our Section 382 ownership changes and have determined that the utilization of certain of our net operating loss carryforwards may be limited. Utilization of the net operating loss carryforwards subject to Section 382 will be limited to approximately $8.1 million per year. Net operating loss carryforwards will expire, if unused, by the end of 2018-2026. Due to the length of time available to fully utilize the net operating loss carryforwards and the likelihood of having sufficient taxable income in those periods, we believe it is more likely than not that these assets will be realized.

Net income (loss).  As a result of the foregoing, we reported a net loss of $10.7 million for the year ended December 31, 2006 as compared to net income of $41.9 million for the year ended December 31, 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues.  Our total revenues for the year ended December 31, 2005 were $135.7 million, representing an increase of $24.3 million, or 21.8%, as compared to total revenues of $111.4 million for the year ended December 31, 2004.

A detail of our total revenues by classification is as follows:

	2004			2005
	Product	Professional		Product	Professional
	Revenues	Services Revenues	Total	Revenues	Services Revenues	Total
	(In millions)
	(Unaudited)

Recurring ratable revenues	$74.5	$0.2	$74.7	$95.7	$0.9	$96.6
Non-recurring ratable revenues	18.2	—	18.2	18.1	—	18.1
Other revenues	5.9	12.6	18.5	6.6	14.4	21.0

Total revenues	$98.6	$12.8	$111.4	$120.4	$15.3	$135.7

Product Revenues.  The increase in recurring ratable revenues was primarily due to a $6.8 million increase in revenues from Blackboard Learning System licenses, a $4.3 million increase in hosting revenues, a $3.5 million increase in revenues from Blackboard Community System licenses, a $3.0 million increase in revenues from Blackboard Content System licenses, a $1.4 million increase in revenues from Blackboard Transaction System licenses and a $1.3 million increase in revenues from Blackboard Learning System-Basic Edition licenses and a $960,000 increase in revenues from enhanced support and maintenance revenues related to our software products. The increases in each of these categories were attributable to prior period sales to new and existing clients. As of December 31, 2005, we had a 2% increase in the number of clients as compared to December 31, 2004. Further, during 2005, our clients renewed or upgraded approximately 92% of the renewable license dollars eligible to be renewed during 2005, which was consistent with 2004. The increase in Blackboard Learning System license revenues was also attributable to the continued shift from the Blackboard Learning System — Basic Edition to the enterprise version of the Blackboard Learning System and the resulting higher average pricing and contractual value of these licenses.

The decrease in non-recurring ratable revenues was primarily due to a $1.0 million decrease in revenues from Blackboard Transaction System hardware products due to a decrease in current and prior period sales. This decrease was offset in part by a $400,000 increase in non-recurring hosting revenues, primarily set-up revenues, and a $420,000 increase in non-recurring publisher fees.

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

Professional services revenues.  Our professional services revenues for the year ended December 31, 2005 were $15.3 million, representing an increase of $2.5 million, or 19.6%, as compared to professional services revenues of $12.8 million for the year ended December 31, 2004. The increase in professional services revenues was primarily attributable to an increase in the number of enterprise licensees, which generally purchase greater volumes of our service offerings.

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

General and administrative expenses.  Our general and administrative expenses for the year ended December 31, 2005 were $19.3 million, representing an increase of $4.2 million, or 28.1%, from $15.1 million for the year ended December 31, 2004. This increase was primarily attributable to a $1.5 million increase in employee compensation costs related to full year costs for new senior management hires in 2004, increased headcount related to new hires during 2005 and higher average salaries across all general and administrative functional departments due to annual salary increases in 2005. General and administrative expenses also increased due a $1.4 million increase in professional service costs associated with costs of being a public company, including increased expenses related to Sarbanes-Oxley compliance activities, a $520,000 increase in insurance costs due to higher liability coverage costs associated with being a public company and a $625,000 increase in costs related to an increase in the office space in our Washington, D.C. headquarters, including rent, utilities, repairs and maintenance expenses.

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

Income taxes.  Our benefit for income taxes for the year ended December 31, 2005 was $14.3 million compared to a provision for income taxes of $299,000 for the year ended December 31, 2004. For the first time in our history, we had generated cumulative earnings from operations for the three-year period ended December 31, 2005. As a result of this positive earnings trend and projected operating results in the foreseeable future, we determined that it was more likely than not that we would be able to generate sufficient taxable income to utilize our net operating loss carryforwards, and accordingly, reduced our deferred tax asset valuation allowance by approximately $31.6 million. This reduction resulted in the recognition of an income tax benefit totaling $14.8 million. Of the total income tax benefit recognized, approximately $12.2 million related to a Federal deferred tax benefit with the remainder representing a state deferred tax benefit. We do not have an established history of earnings related to our international net operating loss carryforwards, primarily resulting from our operations in The Netherlands, and therefore $2.4 million in international net operating loss carryforwards continue to be fully reserved through a valuation allowance as of December 31, 2005. Although we will continue to have significant net operating loss carryforwards which are expected to mitigate some of our cash tax expenditures over the next several years, we began recording, in 2006, a provision for income taxes based on the appropriate effective tax rate.

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

As of December 31, 2005, we had net operating loss carryforwards for Federal income tax purposes of approximately $40.0 million. Approximately $3.0 million of this amount is restricted under Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes, as defined by that section, occur. We have performed an analysis of our Section 382 ownership changes and determined that the utilization of some of our net operating loss carryforwards may be limited. This limitation will defer the utilization of approximately $3.0 million of our net operating loss carryforwards, which will be limited to approximately $200,000 per year and will expire, if unused, by the end of 2019. We believe we will have sufficient taxable income in those periods to utilize the available net operating loss carryforwards, and therefore we believe it is more likely than not that these assets will be realized.

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

The following table sets forth selected statements of operations and cash flow data for each of the quarters in the years ended December 31, 2005 and 2006.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(In thousands)

Total revenues	$30,942	$33,049	$35,927	$35,746
Total operating expenses	25,803	27,291	29,318	28,805
Income from operations	5,139	5,758	6,609	6,941
Net income(1)	5,410	6,063	7,269	23,111
Net cash (used in) provided by operating activities	(1,421)	2,506	22,281	16,447

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(In thousands)

Total revenues	$37,708	$43,580	$50,354	$51,421
Total operating expenses(2)	37,827	51,856	55,455	49,751
(Loss) Income from operations	(119)	(8,276)	(5,101)	1,670
Net income (loss)	148	(6,311)	(4,775)	201
Net cash (used in) provided by operating activities	(10,023)	(3,848)	24,455	12,302

(1)	For the first time in our history, we had generated cumulative earnings from operations for the three-year period ended December 31, 2005. As a result of this positive earnings trend and projected operating results in the foreseeable future, we determined that it was more likely than not that we would be able to generate sufficient taxable income to utilize our net operating loss carryforwards, and accordingly, reduced our deferred tax asset valuation allowance by approximately $31.6 million. This reduction resulted in the recognition of an income tax benefit of $14.8 million for the quarter ended December 31, 2005.

(2)	During the three months ended December 31, 2006, we adjusted our estimated forfeiture rate from approximately 10.0% to approximately 15.0% which resulted in a reduction of previously recorded compensation expense of approximately $475,000.

Liquidity and Capital Resources

Our cash and cash equivalents were $30.8 million at December 31, 2006 compared to $75.9 million at December 31, 2005. The decrease in cash and cash equivalents was primarily due to the use of cash for the acquisition of WebCT.

Net cash provided by operating activities was $22.9 million during the year ended December 31, 2006 as compared to $39.8 million during the year ended December 31, 2005. This change for the year ended December 31, 2006 compared to the year ended December 31, 2005 was primarily due to a net loss of $10.7 million for the year ended December 31, 2006 as compared to net income of $41.9 million for the year ended December 31, 2005 which was primarily due to post-acquisition merger related expenses including severance and integration costs resulting from the acquisition of WebCT. Accounts receivable increased $21.8 million during the year ended December 31, 2006, net of accounts receivable assumed in the acquisition of WebCT of $4.4 million, due to an increase in invoicing associated with increased sales to new and existing clients during 2006 as compared to 2005. These decreases were offset, in part, by an increase in deferred revenues primarily associated with the higher volume of new sales to new and existing clients and the higher level of renewing licenses during the year ended December 31, 2006 as compared to the fourth quarter of 2005, offset by the recognition of revenues from prior period sales. Amortization of intangibles also increased as a result of our acquisition of WebCT.

Net cash used in investing activities was $102.4 million during the year ended December 31, 2006 as compared to $53.1 million during the year ended December 31, 2005. This increase in cash usage was primarily due to the $154.6 million in net cash paid related to the acquisition of WebCT. This increase was offset by the sale of $62.6 million in short-term investments to fund a portion of the acquisition of WebCT. Cash expenditures for purchase of property and equipment were $10.1 million for the year ended December 31, 2006, which represents approximately 5.5% of total revenues for the year ended December 31, 2006. We expect cash expenditures for purchases of property and equipment to be approximately 8% of revenues during the year ended December 31, 2007 due to the one-time costs related to the re-location of our corporate headquarters and expect these expenditures to return to the 6% to 7% range in future periods.

Net cash provided by financing activities was $34.4 million during the year ended December 31, 2006 as compared to $11.0 million during the year ended December 31, 2005. This change was primarily due to the $67.5 million in proceeds, net of $2.5 million in debt issuance costs, associated with the credit facilities agreement we entered into with Credit Suisse to fund a portion of the acquisition of WebCT. During the year ended December 31, 2006, we repaid the $10.0 million revolving credit facility and $35.6 million of the term loan facility. We also received $9.2 million in proceeds from exercise of stock options as compared to $11.8 million for the year ended December 31, 2005.

In connection with the acquisition of WebCT, we paid a portion of the purchase price using borrowings under a $70.0 million senior secured credit facilities agreement with Credit Suisse. The agreement provided for a $60.0 million senior secured term loan facility repayable over six years and a $10.0 million senior secured revolving credit facility due and payable in full at the end of five years. The interest rate on the facilities will accrue at one of the following rates selected by us: (a) adjusted LIBOR plus 2.25% or (b) an alternate base rate plus 1.25%. The alternate base rate is the higher of Credit Suisse’s prime rate and the federal funds effective rate plus 0.5%. If we choose the adjusted LIBOR interest rate option, interest payments would be due on the last day of the interest period (one, two, three or six months) as selected by us. If we choose the alternate base rate interest rate option, interest payments would be due on the last day of each calendar quarter. During March 2006, we chose the alternate base rate interest rate option. As of March 31, 2006, we changed to the adjusted LIBOR interest rate option. At December 31, 2006 the interest rate on the term loan facility was 7.57%. This interest rate does not reflect the impact of the amortization of debt issuance costs, discussed below, as interest expense.

We repaid $10.0 million on the revolving credit facility on March 28, 2006. As of December 31, 2006, no amounts were outstanding on the revolving credit facility and $10.0 million in borrowings were available. We are required to pay a commitment fee, due at the end of each calendar quarter until the maturity date, equal to 0.5% on the average daily unused portion of the revolving credit facility as defined in the senior secured credit facilities agreement. We record this fee in interest expense.

The senior secured credit facilities agreement allows for voluntary principal prepayments of principal and requires mandatory principal prepayments within 90 days after calendar year-end based on a calculation of excess cash flow as defined in the senior secured credit facilities agreement. We do not expect any mandatory principal prepayments within 90 days after year-end based on the calculation of excess cash flow as defined in the senior secured credit facilities agreement. We made scheduled principal payments on the term loan facility of $150,000 which were due on the last day of each quarter from March 31, 2006 through December 31, 2006. A principal payment in the amount of $62,000 is due on the last day of each quarter from March 31, 2007 through December 31, 2010 with a $1.7 million principal payment each due on March 31, 2011 and June 30, 2011 and a $19.9 million payment due on September 30, 2011. We prepaid $10.0 million during each of August and December, 2006 and prepaid $5.0 million during each of September, October and November, 2006. As of December 31, 2006, we had $24.4 million outstanding on the term loan facility.

In connection with obtaining the senior secured credit facilities, we incurred $2.5 million in debt issuance costs. These costs, which are recorded as a debt discount, are netted against the remaining principal amount outstanding. The debt discount is being amortized as interest expense using the effective interest method over the term of the senior secured credit facilities and such amortization has been adjusted for any prepayments on the term loan facility. During the year ended December 31, 2006, we recognized approximately $1.2 million in additional interest expense associated with the acceleration in the amortization of the debt discount due to the prepayments of debt principal during 2006 totaling $35.0 million. During the year ended December 31, 2006, we recorded approximately $1.7 million of amortization of the debt discount as interest expense.

Under the terms of the senior secured credit facilities agreement, the credit facilities are guaranteed by all of our domestic subsidiaries and secured by perfected first priority security interests in, and mortgages on, substantially all of our tangible and intangible assets (including the capital stock of each specified subsidiary) and each of our subsidiaries. In addition, the facilities contain customary negative covenants applicable to us and our subsidiaries with respect to our operations and financial condition, such as a maximum quarterly capital expenditure amount, a maximum interest coverage ratio and a minimum leverage ratio.

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

Obligations and Commitments

As of December 31, 2006, minimum future payments under existing credit facilities and noncancelable operating leases and rental income from subleases are as follows for the years below:

	Credit	Operating	Sub-Lease
	Facilities	Leases	Income
	(In thousands)

2007	$246	$4,312	$230
2008	246	5,057	—
2009	246	5,133	—
2010	246	5,510	—
2011	23,416	5,525	—
2012 and beyond	—	35,409	—

Total	$24,400	$60,946	$230

On December 15, 2006, we entered into an agreement with Washington Television Center, LLC pursuant to which we will lease approximately 111,895 square feet of office space in the building known as 650 Massachusetts Avenue, Washington, D.C. We will be relocating our corporate headquarters to the leased premises. The lease term commences on the later of (i) eight months from the date on which the landlord delivers the leased premises to us and (ii) the date on which we occupy the leased premises. The delivery date of the leased premises is anticipated to be June 2007, and we anticipate that we will occupy the leased premises in late 2007 or early 2008.

The base annual rent will initially be $45.75 per rentable square foot and will increase on each anniversary by 2%, except on the fifth anniversary on which it will increase by $1.50 per square foot. The rent for the first four months of the first lease year and the first two months of the second lease year will be abated.

Seasonality

Our operating results and operating cash flows normally fluctuate as a result of seasonal variations in our business, principally due to the timing of client budget cycles and student attendance at client facilities. Historically, we have had lower new sales in our first and fourth quarters than in the remainder of the year. Our expenses, however, do not vary significantly with these changes and, as a result, such expenses do not fluctuate significantly on a quarterly basis. Historically, we have performed a disproportionate amount of our professional services, which are recognized as incurred, in our second and third quarters each year. In addition, deferred revenues can vary on a seasonal basis for the same reasons. We expect quarterly fluctuations in operating results and operating cash flows to continue as a result of the uneven seasonal demand for our licenses and services offerings. Historically, we have generated more of our operating cash flow in the second half of the calendar year. This pattern may change, however, as a result of acquisitions, new market opportunities or new product introductions.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our principal exposure to market risk relates to changes in interest rates. At December 31, 2006, $24.4 million was outstanding on our term loan facility with Credit Suisse, subject to covenants and restrictions. The interest rate on the term loan facility accrues at one of the following rates selected by us: (a) adjusted LIBOR plus 2.25% or (b) an alternate base rate plus 1.25%. The alternate base rate is the higher of Credit Suisse’s prime rate and the federal funds effective rate plus 0.5%. At December 31, 2006, the interest rate on the term loan facility was 7.57%. Interest rate changes would result in increases or decreases in the fair value of our debt due to differences between market interest rates and rates in effect at the inception of our debt obligation. For the year ended December 31, 2006, a one percentage point increase in interest rates would have increased our interest expense by approximately $450,000.

Interest income on our cash and cash equivalents is subject to interest rate fluctuations. For the year ended December 31, 2006, a one percentage point decrease in interest rates would have reduced our interest income by approximately $450,000.

We have accounts on our foreign subsidiaries ledgers which are maintained in the local foreign currency and remeasured into the United States dollar. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of other countries in which we sell products and services. In particular, we have accounts recorded in the Canadian dollar. Therefore, when the Canadian dollar strengthens or weakens against the United States dollar, net income (loss) is increased or decreased, respectively. As a result, other expense of $519,000 was recorded during the year ended December 31, 2006. For the year ended December 31, 2006, an one percentage point adverse change in the exchange rate of the Canadian dollar into the United States dollar as of December 31, 2006 would have increased our other expense by approximately $150,000.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Blackboard Inc.

We have audited the accompanying consolidated balance sheets of Blackboard Inc. as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blackboard Inc. at December 31, 2005 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Blackboard Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2007 expressed an unqualified opinion thereon.

As discussed in Note 2 to the consolidated financial statements, in 2006, the Company changed its method of accounting for stock-based compensation plans in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

/s/
Ernst & Young LLP

McLean, VA
February 20, 2007

BLACKBOARD INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006
	(In thousands)

Current assets:
Cash and cash equivalents	$75,895	$30,776
Short-term investments	62,602	—
Accounts receivable, net of allowance for doubtful accounts of $701 and $767 at December 31, 2005 and 2006, respectively	26,136	52,394
Inventories	1,806	2,377
Prepaid expenses and other current assets	2,116	3,514
Deferred tax asset, current portion	10,274	7,326
Deferred cost of revenues, current portion	5,797	7,983

Total current assets	184,626	104,370
Deferred tax asset, noncurrent portion	12,023	25,431
Deferred cost of revenues, noncurrent portion	1,310	4,253
Deferred merger costs (WebCT, Inc.)	4,956	—
Restricted cash	521	1,999
Property and equipment, net	9,940	12,761
Goodwill	10,252	101,644
Intangible assets, net	560	56,841

Total assets	$224,188	$307,299

Current liabilities:
Accounts payable	$1,833	$2,238
Accrued expenses	14,083	20,519
Term loan, current portion	—	246
Deferred rent, current portion	347	371
Deferred revenues, current portion	74,975	117,972

Total current liabilities	91,238	141,346
Term loan, noncurrent portion, net of debt discount of $777 at December 31, 2006	—	23,377
Deferred rent, noncurrent portion	426	157
Deferred revenues, noncurrent portion	2,199	2,298
Commitments and contingencies
Preferred stock, $0.01 par value; 5,000,000 shares authorized, and no shares issued or outstanding at December 31, 2005 and 2006	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 27,479,351 and 28,248,214 shares issued and outstanding at December 31, 2005 and 2006, respectively	275	282
Additional paid-in capital	210,919	231,331
Deferred stock compensation	(114)	—
Accumulated deficit	(80,755)	(91,492)

Total stockholders’ equity	130,325	140,121

Total liabilities and stockholders’ equity	$224,188	$307,299

See accompanying notes.

BLACKBOARD INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2005	2006
	(In thousands, except share and per share data)

Revenues:
Product	$98,632	$120,389	$160,392
Professional services	12,771	15,275	22,671

Total revenues	111,403	135,664	183,063
Operating expenses:
Cost of product revenues, excludes $1,567, $0 and $9,333 in amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below for the years ended December 31, 2004, 2005 and 2006, respectively(1)	25,897	29,607	39,594
Cost of professional services revenues(1)	7,962	10,220	16,001
Research and development(1)	13,749	13,945	27,162
Sales and marketing(1)	35,176	37,873	58,340
General and administrative(1)	15,069	19,306	35,823
Amortization of intangibles resulting from acquisitions	3,517	266	17,969

Total operating expenses	101,370	111,217	194,889

Income (loss) from operations	10,033	24,447	(11,826)
Other income (expense), net:
Interest expense	(179)	(49)	(5,354)
Interest income	494	3,146	2,380
Other expense	—	—	(519)

Income (loss) before (provision) benefit for income taxes	10,348	27,544	(15,319)
(Provision) benefit for income taxes	(299)	14,309	4,582

Net income (loss)	10,049	41,853	(10,737)
Dividends on and accretion of convertible preferred stock	(6,344)	—	—

Net income (loss) attributable to common stockholders	$3,705	$41,853	$(10,737)

Net income (loss) per common share:
Basic	$0.23	$1.57	$(0.39)

Diluted	$0.21	$1.47	$(0.39)

Weighted average number of common shares:
Basic	16,071,598	26,714,748	27,857,576

Diluted	17,864,137	28,509,777	27,857,576

(1) Includes the following amounts related to stock-based compensation:

Cost of product revenues	$—	$—	$386
Cost of professional services revenues	—	—	524
Research and development	—	—	733
Sales and marketing	—	—	2,951
General and administrative	174	75	3,462

See accompanying notes.

BLACKBOARD INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

			Additional	Deferred		Total
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	(Deficit) Equity
	(In thousands, except share amounts)

Balance at December 31, 2003	5,536,396	$55	$8,020	$(35)	$(132,657)	$(124,617)
Issuance of common stock upon exercise of options	397,033	4	1,966	—	—	1,970
Issuance of common stock upon exercise of warrants	156,171	2	246	—	—	248
Issuance of common stock in connection with acquisition of Prometheus	27,447	—	—	—	—	—
Issuance of compensatory stock options	—	—	348	(279)	—	69
Amortization of deferred stock compensation	—	—	—	105	—	105
Accretion of beneficial conversion feature associated with Series E Preferred Shares and warrants	—	—	(1,775)	—	—	(1,775)
Accretion on preferred stock and related dividends	—	—	(4,569)	—	—	(4,569)
Issuance of common stock pursuant to accrued dividends on convertible preferred stock	2,414,857	24	—	—	—	24
Issuance of common stock pursuant to conversion of convertible preferred stock	13,371,980	134	136,483	—	—	136,617
Issuance of common stock pursuant to initial public offering, net of expenses	4,073,938	41	50,945	—	—	50,986
Net income	—	—	—	—	10,049	10,049

Balance at December 31, 2004	25,977,822	260	191,664	(209)	(122,608)	69,107
Issuance of common stock upon exercise of options	1,320,728	13	11,779	—	—	11,792
Issuance of common stock upon cashless exercise of warrants	180,801	2	(2)	—	—	—
Amortization of deferred stock compensation	—	—	(20)	95	—	75
Tax benefit for exercise of disqualified stock options	—	—	7,498	—	—	7,498
Net income	—	—	—	—	41,853	41,853

Balance at December 31, 2005	27,479,351	275	210,919	(114)	(80,755)	130,325
Issuance of common stock upon exercise of options	768,863	7	9,153	—	—	9,160
Reclassification of deferred stock compensation upon adoption of SFAS 123R	—	—	(114)	114	—	—
Tax benefit for exercise of disqualified stock options	—	—	3,317	—	—	3,317
Stock-based compensation expense	—	—	8,056	—	—	8,056
Net loss	—	—	—	—	(10,737)	(10,737)

Balance at December 31, 2006	28,248,214	$282	$231,331	$—	$(91,492)	$140,121

See accompanying notes.

BLACKBOARD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Cash flows from operating activities
Net income (loss)	$10,049	$41,853	$(10,737)
Adjustments to reconcile net income (loss) to net cash provided by operating activities Deferred tax benefit	—	(14,799)	(5,075)
Excess tax benefits from stock-based compensation	—	—	(3,317)
Amortization of debt discount	—	—	1,701
Depreciation and amortization	6,275	6,867	8,980
Amortization of intangibles resulting from acquisitions	3,517	266	17,969
Change in allowance for doubtful accounts	(64)	(253)	(109)
Noncash deferred stock compensation	174	75	8,056
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	1,248	(4,197)	(21,780)
Inventories	56	188	(571)
Prepaid expenses and other current assets	(173)	(910)	(42)
Deferred cost of revenues	(1,070)	(2,191)	(5,129)
Accounts payable	(719)	719	133
Accrued expenses	(610)	2,373	(5,588)
Deferred rent	(68)	(294)	(245)
Deferred revenues	14,116	10,116	38,640

Net cash provided by operating activities	32,731	39,813	22,886
Cash flows from investing activities
Purchase of property and equipment	(7,440)	(7,959)	(10,081)
Payments for patent enforcement costs	—	—	(276)
Purchase of held-to-maturity securities	—	(33,296)	—
Sale of held-to-maturity securities	—	9,750	23,546
Purchase of available-for-sale securities	(20,000)	(55,306)	—
Sale of available-for-sale securities	—	36,250	39,056
Payments for merger costs (WebCT, Inc.)	—	(2,536)	—
Acquisition of WebCT, Inc., net of cash acquired	—	—	(154,628)

Net cash used in investing activities	(27,440)	(53,097)	(102,383)
Cash flows from financing activities
Proceeds from revolving credit facility	—	—	10,000
Payments on revolving credit facility	—	—	(10,000)
Proceeds from term loan	—	—	57,522
Payments on term loan	—	—	(35,600)
Payments on equipment notes	(922)	(762)	—
Proceeds from line of credit	7,880	—	—
Payments on line of credit	(15,760)	—	—
Payments on note payable	(2,000)	—	—
Proceeds from issuance of common stock pursuant to initial public offering, net of expenses	50,986	—	—
Releases of letters of credit	—	—	1,777
Payments on letters of credit	—	—	(1,798)
Proceeds from issuance of common stock pursuant to exercise of warrants	248	—	—
Excess tax benefits from stock-based compensation	—	—	3,317
Proceeds from exercise of stock options	1,970	11,792	9,160

Net cash provided by financing activities	42,402	11,030	34,378
Net increase (decrease) in cash and cash equivalents	47,693	(2,254)	(45,119)
Cash and cash equivalents at beginning of year	30,456	78,149	75,895

Cash and cash equivalents at end of year	$78,149	$75,895	$30,776

Supplemental cash flow information
Cash paid for interest	$179	$49	$3,539
Cash paid for income taxes	607	687	344
Accretion on preferred stock and related dividends	6,344	—	—

See accompanying notes.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2006

1.	Nature of Business and Organization

Blackboard Inc. (the Company) is a leading provider of enterprise software applications and related services to the education industry. The Company’s suites of products include the following products: Blackboard Learning SystemTM, Blackboard Community SystemTM, Blackboard Content SystemTM, Blackboard Outcomes SystemTM, Blackboard Portfolio SystemTM Blackboard Transaction SystemTM and Blackboard OneTM.

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

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation. The Company consolidates investments where it has a controlling financial interest as defined by Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” as amended by Statement of Financial Accounting Standards (SFAS) No. 94, “Consolidation of all Majority-Owned Subsidiaries.” The usual condition for controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule ownership, directly or indirectly, of more than fifty percent of the outstanding voting shares is a condition pointing towards consolidation. For investments in variable interest entities, as defined by Financial Statement Accounting Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities,” the Company would consolidate when it is determined to be the primary beneficiary of a variable interest entity. For those investments in entities where the Company has significant influence over operations, but where the Company neither has a controlling financial interest nor is the primary beneficiary of a variable interest entity, the Company follows the equity method of accounting pursuant to Accounting Principles Bulletin (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

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

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated financial statements approximate the fair value for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is based upon quoted market prices for the same and similar issuances giving consideration to quality, interest rates, maturity and other characteristics. As of December 31, 2006, the Company believes the carrying amount of its long-term debt approximates its fair value since the variable interest rate of the debt approximates a market rate.

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

At December 31, 2005, the Company held $62.6 million in short-term investments which consisted of $23.5 million in government agency bonds, which are classified as held-to-maturity and $39.1 million in auction rate securities, which are classified as available-for-sale. The Company’s investments in these auction rate securities are recorded at cost which approximates market due to their variable interest rates which reset approximately every 30 days. As such, the underlying maturities of these investments as of December 31, 2005 range from approximately 20 to 38 years. Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities and, therefore, these securities have been classified as short-term. During the year ended December 31, 2006, the balance of the short-term investments were liquidated to fund a portion of the acquisition of WebCT.

Restricted Cash

As of December 31, 2005 and 2006, $521,000 and $2.0 million, respectively, of cash was pledged as collateral on outstanding letters of credit related to office space lease obligations. Generally, the restrictions lapse at the termination of the lease obligations.

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

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company deposits its cash with financial institutions that the Company considers to be of high credit quality.

With respect to accounts receivable, the Company performs ongoing evaluations of its customers, generally grants uncollateralized credit terms to its customers, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses. As of and for the years ended December 31, 2005 and 2006, there were no significant concentrations with respect to the Company’s consolidated revenues or accounts receivable.

The Company recognized revenue for products and professional services provided to an investor of $3.9 million for the year ended December 31, 2004. This investor did not hold any of the Company’s stock during 2005 or 2006.

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

Goodwill and Intangible Assets

The impairment of goodwill is assessed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company tests goodwill for impairment annually on October 1, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If it is determined that an impairment has occurred, the Company records a write-down of the carrying value and charges the impairment as an operating expense in the period the determination is made. Although the Company believes goodwill is appropriately stated in its consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The costs of defending and protecting patents are capitalized. All costs incurred to the point when a patent application is to be filed are expensed as incurred.

Intangible assets are amortized using the straight-line method over the following estimated useful lives of the assets:

Acquired technology	3 years
Contracts and customer lists	3 to 5 years
Non-compete agreements	Term of agreement
Trademarks and domain names	3 years
Patents and related costs	Life of patent

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

Revenue Recognition and Deferred Revenue

The Company’s revenues are derived from two sources: product sales and professional services sales. Product revenues include software license, hardware, premium support and maintenance, and hosting revenues. Professional services revenues include training and consulting services. Revenue from software licenses and maintenance is recorded in accordance with the American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” The Company’s software does not require significant modification and customization services. Where services are not essential to the functionality of the software, the Company begins to recognize software licensing revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collectibility is probable.

The Company does not have vendor-specific objective evidence, or VSOE, of fair value for support and maintenance separate from software. Accordingly, when licenses are sold in conjunction with the Company’s support and maintenance, license revenue is recognized over the term of the maintenance service period.

The Company’s hardware revenue is derived from two types of transactions: sales of hardware in conjunction with the Company’s software licenses, which are referred to as bundled hardware-software systems, and sales of hardware without software, which generally involve the resale of third-party hardware. After any necessary installation services are performed, hardware revenues are recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collectibility is probable. VSOE of the fair value for the separate components of bundled hardware-software systems has not been determined. Accordingly, when a bundled hardware-software system is sold, all revenue is recognized over the term of the maintenance service period. Hardware sales without software are recognized upon delivery of the hardware to the Company’s client.

Hosting revenues are recorded in accordance with Emerging Issues Task Force, or EITF, 00-3, “Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.” Hosting fees and set-up fees are recognized ratably over the term of the hosting agreement.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Professional services revenues, which are generally contracted on a time-and-materials basis and consist of training, implementation and installation services, are recognized as the services are provided.

The Company does not offer specified upgrades or incrementally significant discounts. Advance payments are recorded as deferred revenues until the product is shipped, services are delivered or obligations are met and the revenue can be recognized. Deferred revenues represent the excess of amounts invoiced over amounts recognized as revenues. Non-specified upgrades of the Company’s product are provided only on a when-and-if-available basis. Any contingencies, such as rights of return, conditions of acceptance, warranties and price protection, are accounted for under SOP 97-2. The effect of accounting for these contingencies included in revenue arrangements has not been material.

Cost of Revenues and Deferred Cost of Revenues

Cost of revenues include all direct materials, direct labor, and those indirect costs related to revenue such as indirect labor, materials and supplies, equipment rent, and amortization of software developed internally and software license rights. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles acquired in acquisitions. Amortization expense related to acquired technology for the years ended December 31, 2004 and 2006 was $1.6 million and $9.3 million, respectively. There was no amortization expense related to acquired technology for the year ended December 31, 2005. The Company does not have transactions in which the deferred costs of revenues exceed deferred revenues.

Deferred cost of revenues represent the cost of hardware (if sold as part of a complete system) and software that is purchased and has been sold in conjunction with the Company’s products. These costs are recognized as costs of revenues proportionally and over the same period that deferred revenue is recognized as revenues in accordance with SAB Topic 13.

Software Development Costs

The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized to the extent that the capitalizable costs do not exceed the realizable value of such costs, until the product is available for general release to customers. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical performance requirements. Under the Company’s definition, establishing technological feasibility is considered complete only after the majority of client testing and feedback has been incorporated into product functionality. As of December 31, 2005 and 2006, the Company has capitalized software of $2.4 million and $2.7 million, respectively, which is amortized over two years. The Company amortized $457,000, $386,000 and $592,000 for the years ended December 31, 2004, 2005 and 2006, respectively. Capitalized software is included in property and equipment in the accompanying consolidated balance sheets.

Advertising

The Company expenses advertising as incurred. Advertising expense was $338,000, $834,000 and $1.2 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Accounting for Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result of adopting SFAS 123R on January 1, 2006, the Company’s loss before benefit for income taxes and net loss for the year ended December 31, 2006 were approximately $8.1 million and $5.7 million more, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25. Basic and diluted net loss per common share for the year ended December 31, 2006 were each approximately $0.20 more than if the Company had not adopted SFAS 123R. Upon adoption of FAS 123R the remaining balance of deferred compensation was reclassified to addition paid-in capital on the consolidated balance sheets.

The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based compensation for the years ended December 31, 2004 and 2005. The reported and pro forma net income (loss) and net income (loss) per common share for the year ended December 31, 2006 are the same because stock-based compensation is calculated under the provisions of SFAS 123R. The amounts for the year ended December 31, 2006 are included in the following table only to provide net income (loss) and net income (loss) per common share for a comparative presentation to the period of the previous year. The pro forma disclosure for the years ended December 31, 2004 and 2005 utilized the Black-Scholes option-pricing formula to estimate the value of the respective options with such value recognized as expense over the options’ vesting periods.

	Year Ended December 31,
	2004	2005	2006
	(In thousands, except per share amounts)

Pro forma net income (loss) attributable to common stockholders:
As reported	$3,705	$41,853	$(10,737)
Add: Stock-based compensation included in reported net income (loss) attributable to common stockholders	174	75	—
Deduct: Stock-based compensation expense determined under fair value-based method for all awards	(4,382)	(6,031)	—

Pro forma net (loss) income attributable to common stockholders	$(503)	$35,897	$(10,737)

Net income (loss) attributable to common stockholders per common share:
Basic as reported	$0.23	$1.57	$(0.39)

Diluted as reported	$0.21	$1.47	$(0.39)

Basic — pro forma	$(0.03)	$1.34	$(0.39)

Diluted — pro forma	$(0.03)	$1.26	$(0.39)

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value of the options at the date of grant during 2004, 2005 and 2006 was $6.88, $8.95 and $11.44, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the years ended December 31, 2004, 2005 and 2006:

	Year Ended December 31,
	2004	2005	2006

Dividend yield	0%	0%	0%
Expected volatility	64.8%	47.4%	42.4%
Average risk-free interest rate	3.25%	4.00%	4.75%
Expected term	5.0 years	5.0 years	4.9 years
Forfeiture rate	10.0%	10.0%	15.0%

Dividend yield — The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Given the Company’s limited historical stock data following its initial public offering in June 2004, the Company has used a blended volatility to estimate its expected volatility. The blended volatility includes the average of the Company’s preceding one-year weekly historical volatility and the Company’s peer group preceding four-year weekly historical volatility. The Company’s peer group historical volatility includes the historical volatility of companies that are similar in revenue size, in the same industry or are competitors.

Risk-free interest rate — This is the average U.S. Treasury rate (having a term that most closely approximates the expected life of the option) for the period in which the option was granted.

Expected life of the options — This is the period of time that the options granted are expected to remain outstanding. This estimate is based primarily on historical exercise data. Options granted during the year ended December 31, 2006 have a maximum term of eight years.

Forfeiture rate — This is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. The Company estimates the forfeiture rate based on past turnover data. During the three months ended December 31, 2006, the Company adjusted its estimated forfeiture rate from approximately 10.0% to approximately 15.0% which resulted in a reduction of previously recorded compensation expense of approximately $475,000.

The compensation cost that has been recognized in the consolidated statements of operations for the Company’s stock option plans for the year ended December 31, 2006 was approximately $8.1 million. The related total income tax benefit recognized in the consolidated statements of operations was approximately $3.3 million for the year ended December 31, 2006 and is classified as financing cash flows. For stock subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.

As of December 31, 2006, there was approximately $42.5 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s stock option plans. The cost is expected to be recognized through February 2013 with a weighted average recognition period of approximately 3.4 years.

Basic and Diluted Net Income (loss) Attributable to Common Stockholders per Common Share

Basic net income (loss) attributable to common stockholders per common share excludes dilution for potential common stock issuances and is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income (loss) attributable to common stockholders per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) attributable to common stockholders per common share:

	Year Ended December 31,
	2004	2005	2006
	(In thousands, except share and per share amounts)

Basic net income (loss) attributable to common stockholders per common share:
Net income (loss)	$10,049	$41,853	$(10,737)
Less accretion on preferred stock and related dividends:
Redeemable convertible preferred stock	(6,344)	—	—

Net income (loss) attributable to common stockholders per common share	$3,705	$41,853	$(10,737)

Weighted average shares outstanding	16,071,598	26,714,748	27,857,576

Basic net income (loss) attributable to common stockholders per common share	$0.23	$1.57	$(0.39)

Diluted net income (loss) attributable to common stockholders per common share:
Net income (loss) attributable to common stockholders per common share	$3,705	$41,853	$(10,737)

Weighted average number of basic shares outstanding	16,071,598	26,714,748	27,857,576
Dilutive effect of:
Stock options related to the purchase of common stock	1,591,412	1,697,566	—
Warrants related to the purchase of common stock	201,127	97,463	—

Diluted shares outstanding	17,864,137	28,509,777	27,857,576

Diluted net income (loss) attributable to common stockholders per common share	$0.21	$1.47	$(0.39)

The dilutive effect of 1,131,263 options were not included in the computation of diluted loss per share for the year ended December 31, 2006 as their effect would be anti-dilutive.

Segment Information

The Company currently operates in one business segment; namely the development, commercialization and implementation of software products and related services. The Company evaluates its market opportunities by referring to the U.S. postsecondary education market, U.S. elementary and secondary market, or K-12, education market, and the international postsecondary education market. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its products or product development. Accordingly, the Company does not accumulate discrete financial information with respect to

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

separate product lines and does not have separately reportable segments as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

Substantially all of the Company’s material identifiable assets are located in the United States. Revenues derived from international sales were $16.8 million, $21.9 million and $34.7 million for the years ended December 31, 2004, 2005 and 2006, respectively. Substantially all international sales are denominated in U.S. dollars.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition.

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

Comprehensive Net Income (loss)

Comprehensive net income (loss) includes net income (loss), combined with unrealized gains and losses not included in earnings and reflected as a separate component of stockholders’ equity. There were no differences between net income (loss) and comprehensive net income (loss) for the years ended December 31, 2004, 2005 and 2006.

3.	WebCT, Inc. Merger

On February 28, 2006, the Company completed its merger with WebCT pursuant to the Agreement and Plan of Merger dated as of October 12, 2005. Pursuant to the Agreement and Plan of Merger, the Company acquired all the outstanding common stock of WebCT in a cash transaction for approximately $178.3 million. The effective cash purchase price of WebCT before transaction costs was approximately $150.4 million, net of WebCT’s February 28, 2006 cash balance of approximately $27.9 million. The Company has included the financial results of WebCT in its consolidated financial statements beginning February 28, 2006.

The merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (SFAS 141). Assets acquired and liabilities assumed were recorded at their fair values as of February 28, 2006. The total purchase price was $187.5 million, including the acquisition-related transaction costs of approximately $9.2 million. Acquisition-related transaction costs include investment banking, legal and accounting fees, and other external costs directly related to the merger.

Purchase Price Allocation

Under the purchase method of accounting, the total estimated purchase price as shown in the table below was allocated to WebCT’s net tangible and intangible assets based on their estimated fair values as of

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

February 28, 2006. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The allocation of the purchase price was based upon a valuation and the Company’s estimates and assumptions are subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to income and non-income based taxes. In addition, upon the finalization of the combined company’s legal entity structure, additional adjustments to deferred taxes may be required. Based on independent third party valuations, and other factors as described above, the estimated purchase price was allocated as follows (in thousands):

Cash and cash equivalents	$27,880
Restricted cash	1,452
Accounts receivable, net	4,369
Prepaid expenses and other current assets	1,356
Property and equipment, net	1,720
Deferred tax assets, net	1,398
Accounts payable	(272)
Other accrued liabilities	(10,687)
Deferred revenues	(4,456)

Net tangible assets to be acquired	22,760
Definite-lived intangible assets acquired	73,307
Goodwill	91,392

Total estimated purchase price	$187,459

Of the total estimated purchase price, $22.8 million has been allocated to net tangible assets and $73.3 million has been allocated to definite-lived intangible assets acquired. Definite-lived intangible assets of $73.3 million consist of the value assigned to WebCT’s customer relationships of $39.6 million and developed and core technology of $33.7 million.

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

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

technology. The Company is amortizing the developed and core technology on a straight-line basis over an estimated useful life of three years. Developed and core technology are not deductible for tax purposes.

Of the total estimated purchase price, approximately $91.4 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill is not deductible for tax purposes.

As a result of the WebCT acquisition, the Company recorded net deferred tax assets of approximately $1.4 million in purchase accounting. This balance is comprised primarily of $37.0 million of deferred tax assets related to federal net operating losses, capitalized research and development, and certain amortization and depreciation expenses. The deferred tax assets are offset by $35.6 million in deferred tax liabilities resulting primarily from the related intangibles identified from the acquisition and the reduction in WebCT deferred revenues resulting from purchase accounting.

Deferred Revenues

In connection with the purchase price allocation, the estimated fair value of the support obligation assumed from WebCT in connection with the acquisition was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that the Company would be required to pay a third party to assume the support obligation. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support services and to correct any errors in WebCT software products. These estimated costs did not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with selling efforts is excluded because WebCT had concluded the selling effort on the support contracts prior to February 28, 2006. The estimated normal profit margin was determined to be 19%. As a result, in allocating the acquisition purchase price, the Company recorded an adjustment to reduce the carrying value of WebCT’s February 28, 2006 deferred support revenue by approximately $14.3 million to $4.5 million which represents the Company’s estimate of the fair value of the support obligation assumed. As former WebCT customers renew these support contracts, the Company will recognize revenue for the full value of the support contracts over the remaining term of the contracts, the majority of which are one year.

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

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and WebCT on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings under the Company’s senior secured credit facilities with Credit Suisse, Cayman Islands Branch (Credit Suisse) (see Note 7) had taken place as of the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes amortization expense from acquired intangible assets, adjustments to interest expense, interest income and related tax effects.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited pro forma financial information for the year ended December 31, 2006 combines the historical results for the Company for the year ended December 31, 2006 and the historical results for WebCT for the period from January 1, 2006 to February 28, 2006. The unaudited pro forma financial information for the year ended December 31, 2005 combines the historical results for the Company for the year ended December 31, 2005 and the historical results for WebCT for the same period.

	2005	2006
	(In thousands, except per share amounts)
	(Unaudited)

Total revenues	$182,963	$191,069
Net income (loss)	$25,332	$(14,936)
Basic net income (loss) per common share	$0.95	$(0.54)
Diluted net income (loss) per common share	$0.89	$(0.54)

4.	Inventories

Inventories consist of the following:

	December 31,
	2005	2006
	(In thousands)

Raw materials	$700	$799
Work-in-process	451	658
Finished goods	655	920

Total inventories	$1,806	$2,377

5.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2005	2006
	(In thousands)

Computer and office equipment	$24,394	$32,108
Software	11,347	14,914
Furniture and fixtures	599	681
Leasehold improvements	1,866	2,304

	38,206	50,007
Less accumulated depreciation and amortization	(28,266)	(37,246)

Total property and equipment, net	$9,940	$12,761

Depreciation and amortization expense for the years ended December 31, 2004, 2005 and 2006 was $6.3 million, $6.9 million and $9.0 million, respectively.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	December 31,
	2005	2006
	(In thousands)

Goodwill	$10,252	$101,644

Acquired technology	$10,400	$44,107
Contracts and customer lists	5,443	45,042
Non-compete agreements	2,043	2,043
Trademarks and domain names	71	71
Patents and related costs	—	944

Subtotal	17,957	92,207

Less accumulated amortization	(17,397)	(35,366)

Intangible assets, net	$560	$56,841

Intangible assets from acquisitions are amortized over three to five years. Amortization expense related to intangible assets was approximately $3.5 million, $266,000 and $18.0 million for the years ended December 31, 2004, 2005 and 2006, respectively. Amortization expense related to intangible assets for the years ended December 31, 2007, 2008, 2009, 2010 and 2011 is expected to be approximately $21.5 million, $19.9 million, $8.5 million, $5.3 million and $900,000, respectively.

7.	Credit Facilities

In connection with the acquisition of WebCT, the Company paid a portion of the purchase price using borrowings under a $70.0 million senior secured credit facilities agreement with Credit Suisse. The agreement provided for a $60.0 million senior secured term loan facility repayable over six years and a $10.0 million senior secured revolving credit facility due and payable in full at the end of five years. The interest rate on the facilities will accrue at one of the following rates selected by the Company: (a) adjusted LIBOR plus 2.25% or (b) an alternate base rate plus 1.25%. The alternate base rate is the higher of Credit Suisse’s prime rate and the federal funds effective rate plus 0.5%. If the Company chooses the adjusted LIBOR interest rate option, interest payments would be due on the last day of the interest period (one, two, three or six months) as selected by the Company. If the Company chooses the alternate base rate interest rate option, interest payments would be due on the last day of each calendar quarter. During March 2006, the Company chose the alternate base rate interest rate option. As of March 31, 2006, the Company changed to the adjusted LIBOR interest rate option. At December 31, 2006 the interest rate on the term loan facility was 7.57%. This interest rate does not reflect the impact of the amortization of debt issuance costs, discussed below, as interest expense.

The Company repaid $10.0 million on the revolving credit facility on March 28, 2006. As of December 31, 2006, no amounts were outstanding on the revolving credit facility and $10.0 million in borrowings were available. The Company is required to pay a commitment fee, due at the end of each calendar quarter until the maturity date, equal to 0.5% on the average daily unused portion of the revolving credit facility as defined in the senior secured credit facilities agreement. The Company records this fee in interest expense.

The senior secured credit facilities agreement allows for voluntary principal prepayments of principal and requires mandatory principal prepayments within 90 days after calendar year-end based on a calculation of excess cash flow as defined in the senior secured credit facilities agreement. The Company does not expect any mandatory principal prepayments within 90 days after year-end based on the calculation of excess cash flow as defined in the senior secured credit facilities agreement. The Company made scheduled principal

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments on the term loan facility of $150,000 which were due on the last day of each quarter from March 31, 2006 through December 31, 2006. A principal payment in the amount of $62,000 is due on the last day of each quarter from March 31, 2007 through December 31, 2010 with a $1.7 million principal payment each due on March 31, 2011 and June 30, 2011 and a $19.9 million payment due on September 30, 2011. The Company prepaid $10.0 million during each of August and December, 2006 and prepaid $5.0 million during each of September, October and November, 2006. As of December 31, 2006, the Company had $24.4 million outstanding on the term loan facility.

In connection with obtaining the senior secured credit facilities, the Company incurred $2.5 million in debt issuance costs. These costs, which are recorded as a debt discount, are netted against the remaining principal amount outstanding. The debt discount is being amortized as interest expense using the effective interest method over the term of the senior secured credit facilities and such amortization has been adjusted for any prepayments on the term loan facility. During the year ended December 31, 2006, the Company recognized approximately $1.2 million in additional interest expense associated with the acceleration in the amortization of the debt discount due to the prepayments of debt principal during 2006 totaling $35.0 million. During the year ended December 31, 2006, the Company recorded amortization expense of approximately $1.7 million as interest expense.

Under the terms of the senior secured credit facilities agreement, the credit facilities are guaranteed by all of the Company’s domestic subsidiaries and secured by perfected first priority security interests in, and mortgages on, substantially all of the Company’s tangible and intangible assets (including the capital stock of each specified subsidiary) and each of the Company’s subsidiaries. In addition, the facilities contain customary negative covenants applicable to the Company and its subsidiaries with respect to its operations and financial condition, such as a maximum quarterly capital expenditure amount, a maximum interest coverage ratio and a minimum leverage ratio.

8.	Stockholders’ Equity

The Company completed its Initial Public Offering (IPO) of 6,325,000 shares of common stock on June 23, 2004, which included the underwriter’s over-allotment option exercise of 825,000 shares of common stock. Of the 6,325,000 shares of common stock sold in the IPO, 2,251,062 shares were sold by selling shareholders and 4,073,938 shares were sold by the Company, generating approximately $51.0 million in proceeds to the Company, net of offering expenses and underwriters discounts. Upon closing of the IPO, 13,371,980 shares of common stock were issued upon conversion of the Company’s preferred stock and 2,414,857 shares of common stock were issued in satisfaction of accrued dividends on the Company’s preferred stock.

Prior to the IPO, the Company issued shares of Series A, B, C, D and E convertible preferred stock (Series A, Series B, Series C, Series D and Series E, respectively). Each share of the Company’s preferred stock was convertible, at the option of the holder, into common stock at any time at a conversion ratio of 2.1189894-to-1, subject to adjustment for events such as a stock split, stock dividend or an issuance of stock. The holders of the Series A were entitled to receive, when and if declared by the Board of Directors, dividends at a rate of $0.05 per preferred share per annum issuable upon conversion of the Series A until dividends due to the holders of the Series B, C, D and E had been paid. The Series B, C and D accrued dividends at the rate of 8.0% per share per annum. The Series E accrued dividends, compounded quarterly, at the rate of 8.0% per annum of the original shareholder investment. These dividends were payable quarterly, when and if declared, and were equal to the total accrued and unpaid dividends prior to any dividend payments to the Series A, B, C or D. The holders of the Series B, C and D were entitled to receive quarterly dividend payments, when and if declared, equal to the total accrued and unpaid dividends prior to any dividend payments to the Series A.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Each share of the Company’s preferred stock automatically converted into shares of common stock immediately prior to the closing of the Company’s IPO. At the time of the IPO, all accrued and unpaid dividends were paid-in-kind with shares of the Company’s common stock valued at the public offering price per share

On April 23, 2004, the Company effected a one-for-two reverse stock split of all common stock outstanding. In addition, the Company increased the number of shares of authorized common stock to 40,000,000. On May 26, 2004, the Company effected a one-for-1.0594947 reverse stock split of all common stock outstanding. The accompanying consolidated financial statements give retroactive effect to the reverse stock splits for all periods presented. Upon consummation of the Company’s initial public offering, the Company adopted its Fourth Restated Certificate of Incorporation, which increased the number of shares of authorized common stock to 200,000,000.

9.	Stock Option Plan

In January 1998, the Company adopted a stock option plan in order to provide an incentive to eligible employees, consultants, directors and officers of the Company. As of December 31, 2006, 1,942,440 shares of common stock were reserved under the stock option plan. Shares of common stock available for distribution pursuant to stock options outstanding under the stock option plan were 1,565,931 as of December 31, 2006. Stock options granted under the stock option plan generally vest over a four-year period and have a ten year expiration period. Shares available for future grant as of December 31, 2006 were 376,509, however no future grants will be made under this plan.

In March 2004, the Company adopted the 2004 Stock Incentive Plan in which the Company’s officers, employees, directors, outside consultants and advisors are eligible to receive grants under the plan. The plan expires February 2014. In June 2006, the Company’s stockholders approved an amendment to the Company’s Amended and Restated 2004 Stock Incentive Plan to increase the number of shares authorized for issuance under the 2004 Plan from 2,350,000 to 4,600,000. As of December 31, 2006, 4,407,746 shares of common stock were reserved under the stock option plan. Shares of common stock available for distribution pursuant to stock options outstanding under the stock option plan were 2,356,114 as of December 31, 2006. Stock options granted under the stock option plan generally vest over a three-year period and have a eight year expiration period. Shares available for future grant as of December 31, 2006 were 2,051,582.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s stock option plans is presented below for the years ended December 31, 2004, 2005 and 2006:

		Weighted-Average
	Shares	Price/Share

Options outstanding at December 31, 2003	3,493,091	$8.95
Options granted	1,124,272	13.22
Options exercised	(397,033)	4.95
Options forfeited	(282,737)	11.68

Options outstanding at December 31, 2004	3,937,593	10.37
Options granted	944,629	19.10
Options exercised	(1,320,728)	8.99
Options forfeited	(218,182)	14.92

Options outstanding at December 31, 2005	3,343,312	13.06
Options granted	1,858,250	27.65
Options exercised	(768,863)	11.99
Options forfeited	(510,654)	24.16

Options outstanding at December 31, 2006	3,922,045	18.76

Options exercisable at December 31, 2006	1,810,267	11.85

For various price ranges, weighted average characteristics of outstanding and exercisable options as of December 31, 2006 were as follows:

	Outstanding Options			Exercisable Options
		Weighted Average	Weighted		Weighted
		Remaining Life	Average		Average
Range of Exercise Prices	Shares	(Years)	Price	Shares	Price

$0.02-$9.66	1,017,218	4.76	$8.51	994,157	$8.48
$9.67-$17.00	872,541	7.05	14.06	522,834	13.55
$17.01-$26.84	856,026	6.76	22.66	262,078	19.12
$26.85-$28.41	962,300	7.01	28.03	2,407	27.91
$28.42-$31.34	213,960	7.39	29.42	28,791	29.56

	3,922,045	6.40	18.76	1,810,267	11.85

The aggregate intrinsic value of stock options outstanding as of December 31, 2006 was approximately $44.3 million. The aggregate intrinsic value of stock options exercisable as of December 31, 2006 was approximately $32.9 million. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2006 was approximately $12.9 million.

10.	Income Taxes

For the year ended December 31, 2006, the Company recognized an income tax benefit totaling $4.6 million and an increase in additional paid-in-capital of $3.3 million related to tax deductions resulting from the exercise of stock options. The Company has elected to follow tax law in ordering of tax benefits to determine whether an excess tax benefit was realized under SFAS 123R. The Company does not have an established history of earnings related to its international net operating loss carryforwards and therefore international net operating loss carryforwards, including those acquired in the acquisition of WebCT, are fully reserved through a valuation allowance as of December 31, 2006. In addition, the Company has fully reserved

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the state net operating loss carryforwards of WebCT because it has determined that it was not more likely than not that it would be able to generate sufficient taxable income to utilize those net operating loss carryforwards before they expire. Of the total income tax benefit recognized, approximately $1.6 million related to a Federal deferred tax benefit with the remainder representing a state deferred tax benefit.

The provision (benefit) for income taxes is comprised of the following:

	December 31,
	2004	2005	2006
	(In thousands)

Current expense	$299	$490	$493
Deferred benefit	—	(14,799)	(5,075)

Provision (benefit) for income taxes	$299	$(14,309)	$(4,582)

Deferred income taxes (benefits) reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

	December 31,
	2005	2006
	(In thousands)

Deferred tax assets (liabilities):
Stock-based compensation expense	$—	$1,813
Net operating loss carryforwards	8,755	34,996
International net operating loss carryforwards	2,391	1,542
Alternative minimum tax and other tax credits	2,568	2,749
Net operating loss attributable to stock option exercises	7,498	9,663
Depreciation	1,630	1,328
Amortization	2,687	(13,136)
Bad debts	277	305
Deferred rent	305	140
Deferred revenues	967	1,350
Deferred cost of revenues	(1,772)	(2,388)
Other accruals and prepaids	(153)	(458)
Valuation allowance	(2,856)	(5,147)

Net deferred tax assets	$22,297	$32,757

As of December 31, 2006, the Company had net operating loss carryforwards for Federal and international income tax purposes of approximately $118.0 million. Approximately $79.4 million of this amount is restricted under Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes, as defined by that section, occur. The Company has performed an analysis of its Section 382 ownership changes and has determined that the utilization of certain of its net operating loss carryforwards may be limited. Utilization of the net operating loss carryforwards subject to Section 382 will be limited to approximately $8.1 million per year. Net operating loss carryforwards will expire, if unused, by the end of 2018-2026. Due to the length of time available to fully utilize the net operating loss carryforwards and the likelihood of having sufficient taxable income in those periods, the Company believes it is more likely than not that these assets will be realized.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes differs from the amount of taxes determined by applying the U.S. federal statutory rate to (loss) income before provision (benefit) for income taxes as a result of the following for the year ended December 31:

	2004	2005	2006

Federal tax at statutory rates	34.0%	35.0%	35.0%
State taxes, net of federal benefit	4.6	4.5	4.5
Change in valuation allowance	(24.5)	(87.7)	4.6
Permanent differences	(11.2)	(3.7)	(9.1)
Change in tax rates	—	—	(1.3)
Other	—	—	(3.8)

(Benefit) provision for income taxes	2.9%	(51.9)%	(29.9)%

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are transactions and calculations where the ultimate tax determination is uncertain. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies.”

Although the Company believes it has appropriate support for the positions taken on its tax returns, the Company has recorded a liability for its best estimate of the probable loss on certain of these positions. The Company believes that its accruals for tax liabilities are adequate, based on its assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter, which matters result primarily from intercompany transfer pricing and the amount of research and experimentation tax credits claimed. Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore the Company’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, there could be a material effect on the Company’s income tax provision, net income or cash flows in the period or periods for which that determination is made. As of December 31, 2005 and 2006, the Company had a tax contingencies accrual of approximately $500,000 and $1.0 million, respectively, that is recorded in accrued expenses on the consolidated balance sheets.

11.	Commitments and Contingencies

Total rent expense recorded for the years ended December 31, 2004, 2005 and 2006 was $3.2 million, $3.5 million and $4.7 million, respectively. Total sublease income recorded for the years ended December 31, 2004, 2005 and 2006 was $226,000, $218,000 and $274,000, respectively.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, minimum future payments under existing credit facilities and noncancelable operating leases and rental income from subleases are as follows for the years below:

	Credit	Operating	Sub-Lease
	Facilities	Leases	Income
	(In thousands)

2007	$246	$4,312	$230
2008	246	5,057	—
2009	246	5,133	—
2010	246	5,510	—
2011	23,416	5,525	—
2012 and beyond	—	35,409	—

Total	$24,400	$60,946	$230

On December 15, 2006, the Company entered into an agreement with Washington Television Center, LLC pursuant to which the Company will lease approximately 111,895 square feet of office space in the building known as 650 Massachusetts Avenue, Washington, D.C. The Company will be relocating its corporate headquarters to the leased premises. The lease term commences on the later of (i) eight months from the date on which the landlord delivers the leased premises to the Company and (ii) the date on which the Company occupies the leased premises. The delivery date of the leased premises is anticipated to be June 2007 and the Company anticipates that it will occupy the leased premises in late 2007 or early 2008

The base annual rent will initially be $45.75 per rentable square foot and will increase on each anniversary by 2%, except on the fifth anniversary on which it will increase by $1.50 per square foot. The rent for the first four months of the first lease year and the first two months of the second lease year will be abated.

The Company, from time to time, is subject to litigation relating to matters in the ordinary course of business. The Company believes that any ultimate liability resulting from these contingencies will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

12.	Employee Benefit Plans

In 1999, the Company adopted a 401(k) plan covering all employees of the Company who have met certain eligibility requirements. Under the terms of the 401(k) plan, the employees may elect to make tax-deferred contributions to the 401(k) plan. In addition, the Company may match employee contributions, as determined by the Board of Directors and may make discretionary contributions to the 401(k) plan. No matching or discretionary contributions have been made to the 401(k) plan prior to 2006.

The Board of Directors approved a matching contribution to the 401(k) plan to be paid in a lump-sum to those participating employee accounts in February 2007, which will be approximately $750,000. The matching contribution will be equal to 33% of a participant’s 2006 contributions, up to 6% of the participant’s salary and IRS limits. Only those participants that have one year of service and are employed by the Company as of December 31, 2006 are eligible for the matching contribution. The matching contributions will vest over a three year graded vesting schedule. All contributions made by employees under the 401(k) plan vest immediately in the participant’s account.

13.	Quarterly Financial Information (Unaudited)

The Company’s quarterly operating results normally fluctuate as a result of seasonal variations in its business, principally due to the timing of client budget cycles and student attendance at client facilities. Historically, the Company has had lower new sales in its first and fourth quarters than in the remainder of the

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company, for the first time in its history, generated cumulative earnings from operations for the three-year period ended December 31, 2005. As a result of this positive earnings trend and projected operating results in the foreseeable future, the Company determined that it was more likely than not that it would be able to generate sufficient taxable income to utilize its net operating loss carryforwards, and accordingly, reduced its deferred tax asset valuation allowance by approximately $31.6 million. This reduction resulted in the recognition of an income tax benefit of $14.8 million for the quarter ended December 31, 2005.

	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(In thousands, except per share amounts)

Summary consolidated statement of operations:
Total revenues	$37,708	$43,580	$50,354	$51,421
Costs of revenues	11,357	14,312	15,739	14,187
Net income (loss) attributable to common stockholders	148	(6,311)	(4,775)	201
Net income (loss) attributable to common stockholders per common share:
Basic	$0.01	$(0.23)	$(0.17)	$0.01
Diluted	$0.01	$(0.23)	$(0.17)	$0.01

During the three months ended December 31, 2006, the Company adjusted its estimated forfeiture rate from approximately 10.0% to approximately 15.0% which resulted in a reduction of previously recorded compensation expense of approximately $475,000.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included herein.

Signature	Title	Date

/s/ Michael L. Chasen Michael L. Chasen	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2007

/s/ Michael J. Beach Michael J. Beach	Chief Financial Officer (Principal Financial Officer)	February 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Blackboard Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Blackboard Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Blackboard Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Blackboard Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Blackboard Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Blackboard Inc. as of December 31, 2005 and 2006, and the related consolidated statements of income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2006 of Blackboard Inc. and our report dated February 20, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, Virginia
February 20, 2007

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information regarding our executive officers required by this Item is set forth under Item 1 to this annual report.

The following information will be included in our Proxy Statement to be filed within 120 days after the fiscal year end of December 31, 2006, and is incorporated herein by reference:

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

The information required by this Item is incorporated by reference to the information provided under the heading “Principal Accounting Fees and Services” of the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) 1.	Financial Statements. The consolidated financial statements are listed under Item 8 of this report.

2.	Financial Statement Schedules. Schedule II — Valuation and Qualifying Accounts

Other financial statement schedules as of December 31, 2005 and 2006, and for each of the three years in the period ended December 31, 2006 have been omitted since they are either not required, not applicable or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

3.	Exhibits. The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

(b)     Exhibits — see Item 15(a)(3) above.

(c)     Financial Statement Schedules — see Item 15(a)(2) above.

BLACKBOARD INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	As of December 31,
	2004	2005	2006
	(In thousands)

Allowance for Doubtful Accounts
Beginning Balance	$1,018	$954	$701
Additions	140	(1,250)	198
Reductions	(515)	(318)	(132)
Other(1)	311	1,315	—

Ending Balance	$954	$701	$767

(1)	The years ended December 31, 2004 and 2005 include the reinstatement and subsequent collections on accounts receivable that were deemed uncollectible in prior periods.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of February 2007.

BLACKBOARD INC.

By:	/s/ Michael J. Beach
Michael J. Beach
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael L. Chasen Michael L. Chasen	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2007

/s/ Michael J. Beach Michael J. Beach	Chief Financial Officer (Principal Financial Officer)	February 23, 2007

/s/ Jonathan R. Walsh Jonathan R. Walsh	Vice President, Finance and Accounting (Principal Accounting Officer)	February 23, 2007

/s/ Matthew Pittinsky Matthew Pittinsky	Chairman of the Board of Directors	February 23, 2007

/s/ Frank R. Gatti Frank R. Gatti	Director	February 23, 2007

/s/ Arthur E. Levine Arthur E. Levine	Director	February 23, 2007

/s/ E. Rogers Novak, Jr. E. Rogers Novak, Jr.	Director	February 23, 2007

/s/ William Raduchel William Raduchel	Director	February 23, 2007

EXHIBIT INDEX

Exhibit
Number

2.1	Agreement and Plan of Merger, dated October 12, 2005, by and among the Registrant, WebCT, Inc. and College Acquisition Sub, Inc.(9)
3.1	Fourth Restated Certificate of Incorporation of the Registrant(4)
3.2	Amended and Restated By-Laws of the Registrant(4)
4.1	Form of certificate representing the shares of the Registrant’s common stock(3)
10.1	Amended and Restated Stock Incentive Plan, as amended(1)
10.2	Amended and Restated 2004 Stock Incentive Plan(13)
10.3	Employment Agreement between the Registrant and Michael Chasen dated November 14, 2005(10)
10.4	Employment Agreement between the Registrant and Matthew Pittinsky dated November 14, 2005(10)
10.5	Employment Agreement between the Registrant and Michael Beach, dated September 1, 2006(14)
10.6	Employment Agreement between the Registrant and Matthew H. Small, dated January 26, 2004(7)
10.7	Employment Agreement between the Registrant and David Sample, dated June 3, 2006 ‡
10.8	Employment Agreement between the Registrant and Peter Q. Repetti, dated June 1, 2001(2)
10.9	Outside Director Compensation Plan(15)
10.10	Office lease between the Registrant and 1899 L Street LLC, dated November 22, 1999, as amended(1)
10.11	Fifth Amendment to Lease Agreement between the Registrant and 1899 L Street Tower LLC, dated August 31, 2005(11)
10.12	Lease Commencement Agreement between the Registrant and 1899 L Street Tower LLC, dated August 31, 2005(11)
10.13	Sixth Amendment to Lease Agreement between the Registrant and 1899 L Street Tower LLC, dated January 27, 2006(11)
10.14	Seventh Amendment to Lease Agreement between the Registrant and 1899 L Street Tower LLC, dated November 3, 2006 ‡
10.15	Eighth Amendment to Lease Agreement between the Registrant and L Street Tower LLC dated February 21, 2007 ‡
10.16	Office Lease Agreement between the Registrant and Washington Television Center, dated December 15, 2006 ‡
10.17	Third Amended and Restated Registration Rights Agreement, between the Registrant and certain stockholders of the Registrant dated as of April 6, 2001(1)
10.18	Registration Rights Agreement, between the Registrant and The George Washington University, dated January 11, 2002(3)
10.19	Form of Incentive Stock Option Agreement(5)
10.20	Form of Nonstatutory Stock Option Agreement(5)
10.21	Form of Restricted Stock Agreement(5)
10.22	Form of Executive Incentive Stock Option Agreement(6)
10.23	Form of Executive Nonstatutory Stock Option Agreement(6)
10.24	Form of Executive Nonstatutory Stock Option Agreement(15)
10.25	Form of Executive Nonstatutory Stock Option Agreement(15)
10.26	Summary of Approved 2006 and 2007 Compensation(15)
10.27	Guarantee and Collateral Agreement, dated February 28, 2006 by and among the Registrant, certain subsidiaries of Registrant and Credit Suisse, Cayman Islands Branch.(12)
10.28	$70,000,000 Credit Agreement, dated February 28, 2006 by and between the Registrant, Credit Suisse, Cayman Islands Branch, Credit Suisse and certain lenders thereto.(12)
10.29	Escrow Agreement, dated February 28, 2006 by and between the Registrant, American Stock Transfer & Trust Company, Dennis Beckingham and Marc Poirier.(12)
21.1	Subsidiaries of the Company ‡

Exhibit
Number

23.1	Consent of Ernst & Young LLP ‡
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ‡
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ‡
32.1	Section 906 Principal Executive Officer Certification †
32.2	Section 906 Principal Financial Officer Certification †

‡	Filed herewith.

†	Furnished herewith.

(1)	Previously filed on March 5, 2004 as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-113332), and incorporated by reference herein.

(2)	Previously filed on April 7, 2004 as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113332), and incorporated by reference herein.

(3)	Previously filed on May 4, 2004 as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113332), and incorporated by reference herein.

(4)	Previously filed on August 8, 2004 as an exhibit to the Registrant’s Report on Form 10-Q, and incorporated by reference herein.

(5)	Previously filed on December 3, 2004 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated by reference herein.

(6)	Previously filed on March 1, 2005 as an exhibit to the Registrant’s Report on Form 10-K, and incorporated by reference herein.

(7)	Previously filed on May 13, 2005 as an exhibit to the Registrant’s Report on Form 10-Q, and incorporated by reference herein.

(8)	Previously filed on May 25, 2005 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated by reference herein.

(9)	Previously filed on October 12, 2005 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated by reference herein.

(10)	Previously filed on November 18, 2005 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated by reference herein.

(11)	Previously filed on February 15, 2006 as an exhibit to the Registrant’s Report on Form 10-K, and incorporated by reference herein.

(12)	Previously filed on May 10, 2006 as an exhibit to the Registrant’s Report on Form 10-Q, and incorporated by reference herein.

(13)	Previously filed on August 9, 2006 as an exhibit to the Registrant’s Report on Form 10-Q, and incorporated by reference herein.

(14)	Previously filed on November 9, 2006 as an exhibit to the Registrant’s Report on Form 10-Q, and incorporated by reference herein.

(15)	Previously filed on February 6, 2007 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated by reference herein.