Form 10-Q
period 2007-03-31
BLACKBOARD INC
filed 2007-05-04
CIK 1106942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission file number 000-50784
Blackboard Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-2081178 (I.R.S. Employer Identification No.)

1899 L Street, N.W. Washington D.C. (Address of Principal Executive Offices)	20036 (Zip Code)
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding at April 30, 2007

Common Stock, $0.01 par value	28,565,938

Blackboard Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2007
INDEX

PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets as of December 31, 2006 and March 31, 2007 (unaudited)	1
	Unaudited Consolidated Statements of Operations for the three months ended	2
	March 31, 2006 and 2007
	Unaudited Consolidated Statements of Cash Flows for the three months ended	3
	March 31, 2006 and 2007
	Notes to Unaudited Consolidated Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION
Item 1A.	Risk Factors	20
Item 6.	Exhibits	27
Signature		28
Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “Blackboard” refer to Blackboard Inc. and its subsidiaries.

ii

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
BLACKBOARD INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	March 31,
	2006	2007
		(unaudited)
Current assets:
Cash and cash equivalents	$30,776	$25,881
Accounts receivable, net of allowance for doubtful accounts of $767 and $810 at December 31, 2006 and March 31, 2007, respectively	52,394	40,642
Inventories	2,377	2,060
Prepaid expenses and other current assets	3,514	3,599
Deferred tax asset, current portion	7,326	8,480
Deferred cost of revenues, current portion	7,983	7,018

Total current assets	104,370	87,680
Deferred tax asset, noncurrent portion	25,431	20,027
Deferred cost of revenues, noncurrent portion	4,253	3,984
Restricted cash	1,999	2,337
Property and equipment, net	12,761	12,691
Goodwill	101,644	105,730
Intangible assets, net	56,841	54,029

Total assets	$307,299	$286,478

Current liabilities:
Accounts payable	$2,238	$4,068
Accrued expenses	20,519	15,266
Term loan, current portion	246	196
Deferred rent, current portion	371	295
Deferred revenues, current portion	117,972	96,070

Total current liabilities	141,346	115,895
Term loan, noncurrent portion, net of debt discount of $777 and $566 at December 31, 2006 and March 31, 2007, respectively	23,377	18,638
Deferred rent, noncurrent portion	157	127
Deferred revenues, noncurrent portion	2,298	3,412
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, and no shares issued or outstanding at December 31, 2006 and March 31, 2007	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 28,248,214 and 28,491,775 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	282	285
Additional paid-in capital	231,331	238,242
Accumulated deficit	(91,492)	(90,121)

Total stockholders’ equity	140,121	148,406

Total liabilities and stockholders’ equity	$307,299	$286,478

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2006	2007
Revenues:
Product	$33,174	$49,981
Professional services	4,534	5,299

Total revenues	37,708	55,280
Operating expenses:
Cost of product revenues, excludes $933 and $2,825 in amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below for the three months ended March 31, 2006 and 2007, respectively (1)	7,966	11,697
Cost of professional services revenues (1)	3,391	3,764
Research and development (1)	4,884	6,953
Sales and marketing (1)	12,149	14,546
General and administrative (1)	7,600	9,317
Amortization of intangibles resulting from acquisitions	1,837	5,399

Total operating expenses	37,827	51,676

(Loss) Income from operations	(119)	3,604
Other income (expense), net:
Interest expense	(578)	(758)
Interest income	1,241	405
Other (expense) income	(326)	73

Income before provision for income taxes	218	3,324
Provision for income taxes	(70)	(1,380)

Net income	$148	$1,944

Net income per common share:
Basic	$0.01	$0.07

Diluted	$0.01	$0.07

Weighted average number of common shares:
Basic	27,577,200	28,351,872

Diluted	28,757,423	29,428,043

(1) Includes the following amounts related to stock-based compensation:

Cost of product revenues	$35	$129
Cost of professional services revenues	118	116
Research and development	122	117
Sales and marketing	407	491
General and administrative	817	1,359
See notes to unaudited consolidated financial statements.

BLACKBOARD INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	Ended March 31,
	2006	2007
	(in thousands)
Cash flows from operating activities
Net income	$148	$1,944
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred tax (benefit) provision	(203)	883
Excess tax benefits from stock-based compensation	—	(1,568)
Amortization of debt discount	34	211
Depreciation and amortization	1,902	2,512
Amortization of intangibles resulting from acquisitions	1,837	5,399
Change in allowance for doubtful accounts	(9)	43
Noncash stock-based compensation	1,499	2,212
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	4,231	11,709
Inventories	(541)	317
Prepaid expenses and other current assets	426	(85)
Deferred cost of revenues	734	1,234
Accounts payable	335	1,830
Accrued expenses	(9,061)	(4,856)
Deferred rent	124	(106)
Deferred revenues	(11,479)	(20,788)

Net cash (used in) provided by operating activities	(10,023)	891

Cash flows from investing activities
Acquisition of WebCT, Inc., net of cash acquired	(154,628)	—
Purchase of property and equipment	(1,569)	(2,417)
Payments for patent enforcement costs	—	(1,233)
Purchase of intangible assets	—	(1,500)
Sale of held-to-maturity investments	23,546	—
Sale of available-for-sale investments	39,056	—

Net cash used in investing activities	(93,595)	(5,150)

Cash flows from financing activities
Proceeds from revolving credit facility	10,000	—
Payments on revolving credit facility	(10,000)	—
Proceeds from term loan	57,522	—
Payments on term loan	(150)	(5,000)
Payments on letters of credit	—	(338)
Excess tax benefits from stock-based compensation	—	1,568
Proceeds from exercise of stock options	2,897	3,134

Net cash provided by (used in) financing activities	60,269	(636)

Net decrease in cash and cash equivalents	(43,349)	(4,895)
Cash and cash equivalents at beginning of period	75,895	30,776

Cash and cash equivalents at end of period	$32,546	$25,881

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2006 and 2007
In these Notes to Unaudited Consolidated Financial Statements, the terms “the Company” and “Blackboard” refer to Blackboard Inc. and its subsidiaries.
1. Nature of Business
     Blackboard Inc. or the Company is a leading provider of enterprise software applications and related services to the education industry. The Company’s suites of products include the following products: Blackboard Learning System(TM), Blackboard Community System(TM), Blackboard Content System(TM), Blackboard Outcomes System(TM), Blackboard Portfolio System(TM,) Blackboard Transaction System(TM) and Blackboard One(TM).
     The Company began operations in 1997 as a limited liability company in Delaware. In 1998, the Company was incorporated in Delaware, merged with the limited liability corporation and is now a C corporation for tax purposes.
     On February 28, 2006, the Company completed its merger with WebCT, Inc. or WebCT pursuant to the Agreement and Plan of Merger dated as of October 12, 2005.
2. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2005 and 2006 and for each of the three years in the period ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2007.
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
Fair Value of Financial Instruments
     SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is based upon quoted market prices for the same and similar issuances giving consideration to quality, interest rates, maturity and other characteristics. As of March 31, 2007, the Company believes the carrying amount of its long-term debt approximates its fair value since the variable interest rate of the debt approximates a market rate.
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
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. As a result of the implementation of FIN 48, the Company recognized an increase of $0.5 million in the unrecognized tax benefit liability, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance. At March 31, 2007, the Company’s unrecognized tax benefit liability totaled $0.6 million, all of which would affect the Company’s effective tax rate if recognized. Also, upon adoption of FIN 48, the Company reclassified $1.0 million of previously accrued tax contingencies which were included in accrued expenses and recorded an offsetting valuation allowance against certain deferred tax assets that were recorded on the consolidated balance sheets at December 31, 2006. The Company did not record any interest or penalties related to its adoption of FIN 48. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.
Cost of Product Revenues
     Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology for the three months ended March 31, 2006 and 2007 was $0.9 million and $2.8 million, respectively.
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

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following schedule presents the calculation of basic and diluted net income per common share:

	Three Months Ended
	March 31,
	2006	2007
	(unaudited)
	(in thousands, except share and
	per share data)
Net income	$148	$1,944

Weighted average shares outstanding, basic	27,577,200	28,351,872

Dilutive effect of:
Stock options related to the purchase of common stock	1,180,223	1,076,171

Weighted average shares outstanding, diluted	28,757,423	29,428,043

Basic net income per common share	$0.01	$0.07

Diluted net income per common share	$0.01	$0.07

Stock-Based Compensation
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2005), "Share-Based Payment” (SFAS 123R), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized includes: (a) compensation cost for all equity-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all equity-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.
Comprehensive Net Income
     Comprehensive net income includes net income, combined with unrealized gains and losses not included in earnings and reflected as a separate component of stockholders’ equity. There were no material differences between net income and comprehensive net income for the three months ended March 31, 2006 and 2007.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.
      In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. The Company is currently evaluating the impact of the provisions of SFAS 159 on its consolidated financial statements.

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
     Of the total purchase price, $18.7 million has been allocated to net tangible assets and $73.3 million has been allocated to definite-lived intangible assets acquired. Definite-lived intangible assets of $73.3 million consist of the value assigned to WebCT’s customer relationships of $39.6 million and developed and core technology of $33.7 million. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. The Company allocated $95.5 million to goodwill which is not deductible for tax purposes.
     During the quarter ended March 31, 2007, the Company determined that approximately $3.9 million of deferred tax assets related to WebCT net operating losses may be subject to limitations under Section 382 of the Internal Revenue Code. Accordingly, the Company recorded a valuation allowance of $3.9 million against these deferred tax assets and increased goodwill by $3.9 million. The net deferred tax liability acquired as a result of the WebCT merger was $2.5 million after this adjustment.
4. Stock-Based Compensation
     As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before provision for income taxes for the three months ended March 31, 2007 was approximately $1.3 million more than if the Company had continued to account for stock-based compensation under APB No. 25. Basic and diluted net income per common share for the three months ended March 31, 2007 were each approximately $0.05 more than if the Company had not adopted SFAS 123R.
     The Company has utilized the Black-Scholes valuation model to estimate the fair value of the stock options granted during the three months ended March 31, 2006 and 2007, as well as for option grants during all prior periods. As follows are the weighted-average assumptions used in valuing the stock options granted during the three months ended March 31, 2006 and 2007, and a discussion of the Company’s method.

	Three Months Ended March 31,
	2006	2007
Dividend yield	0%	0%
Expected volatility	41.3%	44.0%
Risk-free interest rate	4.2%	4.7%
Expected life of options	5.0 years	5.1 years
Forfeiture rate	10%	15%
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

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Expected life of the options — This is the period of time that the options granted are expected to remain outstanding. The Company uses the short-cut method to calculate the expected life of the options as prescribed under the provisions of Staff Accounting Bulletin No. 107 “Share-Based Payment.” Options granted during the three months ended March 31, 2007 have a maximum term of eight years.
     Forfeiture rate — This is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. The Company estimates the forfeiture rate based on past turnover data and revises the rate if subsequent information, such as the passage of time, indicates that the actual number of instruments that will vest is likely to differ from previous estimates. The cumulative effect on current and prior periods of a change in the estimated number of instruments likely to vest is recognized in compensation cost in the period of the change.
     The compensation cost that has been recognized in the Consolidated Statements of Operations for the Company’s stock option plans for the three months ended March 31, 2007 was approximately $2.2 million. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was approximately $1.6 million for the three months ended March 31, 2007. For stock subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.
     As of March 31, 2007, approximately 1.6 million shares of common stock were available for future grants under the Company’s 2004 Stock Incentive Plan (the 2004 Plan) and no options were available for future grants under the Company’s Amended and Restated Stock Incentive Plan adopted in 1998. Stock options granted under the 2004 Plan generally vest over a three-year to four-year period and have an eight-year expiration period. The Board of Directors of the Company has approved an increase in the total number of shares of common stock issuable under the 2004 Stock Incentive Plan from 4,600,000 to 5,800,000, which is subject to shareholder approval at the Company’s annual meeting of stockholders on June 7, 2007. In April 2007, 569,750 options were granted under the 2004 Plan.
     A summary of option activity under the Company’s option plans as of March 31, 2007, and changes during the three months then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Shares	Price/Share	Intrinsic Value
Options exercisable at December 31, 2006	1,810,267	$11.85

Options outstanding at December 31, 2006	3,922,045	$18.76

Granted	510,500	$32.44
Exercised	(234,411)	$12.62
Canceled	(75,949)	$21.11

Options outstanding at March 31, 2007	4,122,185	$20.76	$53,038

Options exercisable at March 31, 2007	1,798,972	$13.05	$37,025

     The weighted average remaining contractual life for all options outstanding under the Company’s stock option plans at March 31, 2007 was 7.68 years. The weighted average remaining contractual life for exercisable stock options at March 31, 2007 was 5.86 years. The weighted average fair market value of the options at the date of grant for options granted during the three months ended March 31, 2007 was $14.77. The total intrinsic value of stock options exercised during the three months ended March 31, 2007 was approximately $4.7 million.
     As of March 31, 2007, there was approximately $24.9 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s option plans. The cost is expected to be recognized through February 2013 with a weighted average recognition period of approximately 1.6 years.

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Inventories

	December 31,	March 31,
	2006	2007
	(unaudited)
	(in thousands)
Raw materials	$799	$644
Work-in-process	658	614
Finished goods	920	802

Total inventories	$2,377	$2,060

6. Goodwill and Intangible Assets
     The carrying amounts of goodwill and intangible assets as of December 31, 2006 and March 31, 2007 are as follows:

	December 31,	March 31,
	2006	2007
	(unaudited)
	(in thousands)
Goodwill	$101,644	$105,730

Acquired technology	$44,107	$45,637
Contracts and customer lists	45,042	45,042
Non-compete agreements	2,043	2,043
Trademarks and domain names	71	71
Patents and related costs	944	2,027

Subtotal	92,207	94,820
Less accumulated amortization	(35,366)	(40,791)

Intangible assets, net	$56,841	$54,029

     Intangible assets from acquisitions are amortized over three to five years. Amortization expense related to intangible assets was approximately $1.8 million and $5.4 million for the three months ended March 31, 2006 and 2007, respectively.
      During the three months ended March 31, 2007, the Company purchased technology for $1.5 million which will provide future functionality in the Company’s products. The technology is classified as acquired technology and recorded as intangible assets on the consolidated balance sheets at March 31, 2007 and is being amortized over three years.
      As discussed in Note 3, goodwill increased $3.9 million related to the recording of a valuation allowance against deferred tax assets attributable to WebCT net operating losses that may be subject to limitations under Section 382 of the Internal Revenue Code.
      During the three months ended March 31, 2007, the Company capitalized $1.1 million in costs related to defending and protecting its patents.
7. Credit Facilities
     In connection with the acquisition of WebCT, the Company paid a portion of the purchase price using borrowings under a $70.0 million senior secured credit facilities agreement with Credit Suisse. The agreement provided for a $60.0 million senior secured term loan facility repayable over six years and a $10.0 million senior secured revolving credit facility due and payable in full at the end of five years. At March 31, 2007 the interest rate on the term loan facility was 7.57%. This interest rate does not reflect the impact of the amortization of debt issuance costs, discussed below, as interest expense.
     The Company repaid $10.0 million on the revolving credit facility on March 28, 2006. As of March 31, 2007, no amounts were outstanding on the revolving credit facility and $10.0 million in borrowings were available. The Company is required to pay a commitment fee, due at the end of each calendar quarter until the maturity date, equal to 0.5% on the average daily unused portion of the revolving credit facility as defined in the senior secured credit facilities agreement. The Company records this fee in interest expense.
     The senior secured credit facilities agreement allows for voluntary principal prepayments of principal and requires mandatory principal prepayments within 90 days after calendar year-end based on a calculation of excess cash flow as defined in the senior secured credit facilities agreement. The Company has not been required to make any mandatory principal prepayments within 90 days after year-end based on the calculation of excess cash flow as defined in the senior secured credit facilities agreement. The Company made scheduled principal payments on the term loan facility of $0.2 million which were due on the last day of each quarter from March 31, 2006 through December 31, 2006 and made a scheduled principal payment of $0.1 million on March 31, 2007. A principal payment in the amount of $49,000 is due on the last day of each quarter from June 30, 2007 through December 31, 2010 with a $1.4 million principal payment each due on March 31, 2011 and June 30, 2011 and a $15.9 million payment due on September 30, 2011. The Company prepaid principal of $35.0 million during 2006 and $4.9 million during March 2007. As of March 31, 2007, the Company had $19.4 million outstanding on the term loan facility.

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In connection with obtaining the senior secured credit facilities, the Company incurred $2.5 million in debt issuance costs. These costs, which are recorded as a debt discount, are netted against the remaining principal amount outstanding. The debt discount is being amortized as interest expense using the effective interest method over the term of the senior secured credit facilities and such amortization has been adjusted for any prepayments on the term loan facility. During the three months ended March 31, 2007, the Company recognized approximately $0.1 million in additional interest expense associated with the acceleration in the amortization of the debt discount due to the prepayment of debt principal. During the three months ended March 31, 2007, the Company recorded amortization expense of approximately $0.2 million as interest expense.
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
     We typically license our individual applications either on a stand-alone basis or bundled as part of either of two suites, the Blackboard Academic Suite(tm) and the Blackboard Commerce Suite(tm). The Blackboard Academic Suite includes the products formerly known as WebCT Campus Edition(tm) and WebCT Vista(tm), which were acquired in our merger with WebCT, Inc.
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
     Major components of our cost of product revenues include license and other fees that we owe to third parties upon licensing software, and the cost of hardware that we bundle with our software. We initially defer these costs and recognize them into expense over the period in which the related revenue is recognized. Cost of product revenues also includes amortization of internally developed technology available for sale, employee compensation, stock-based compensation and benefits for personnel supporting our hosting, support and production functions, as well as related facility rent, communication costs, utilities, depreciation expense and cost of external professional services used in these functions. All of these costs are expensed as incurred. The costs of third-party software and hardware that is not bundled with software are also expensed when incurred, normally upon delivery to our client. Cost of product revenues excludes $0.9 million and $2.8 million in amortization of acquired technology included in amortization of intangibles resulting from acquisitions for the three months ended March 31, 2006 and 2007, respectively.
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
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. As a result of the implementation of FIN 48, we recognized an increase of $0.5 million in the unrecognized tax benefit liability, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance. As of March 31, 2007, our unrecognized tax benefit liability totaled $0.6 million, all of which would affect our effective tax rate if recognized. Also, upon adoption of FIN 48, we reclassified $1.0 million of previously accrued tax contingencies which were included in accrued expenses and recorded an offsetting valuation allowance against certain deferred tax assets that were recorded on the consolidated balance sheets at December 31, 2006. We did not record any interest or penalties related to our adoption of FIN 48. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.
     Stock-Based Compensation. Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2005), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized includes: (a) compensation cost for all equity-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all equity-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.
     As of March 31, 2007, there was approximately $24.9 million of total unrecognized compensation cost related to unvested stock options granted under our option plans. The cost is expected to be recognized through February 2013 with a weighted average recognition period of approximately 1.6 years.
     Recent Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.
      In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. We are currently evaluating the impact of the provisions of SFAS 159 on our consolidated financial statements.
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

	Three Months
	Ended
	March 31,
	(unaudited)
	2006	2007
Revenues:
Product	88%	90%
Professional services	12	10

Total revenues	100	100
Operating expenses:
Cost of product revenues	21	21
Cost of professional services revenues	9	7
Research and development	13	12
Sales and marketing	32	26
General and administrative	20	17
Amortization of intangibles resulting from acquisitions	5	10

Total operating expenses	100	93

Income from operations	0%	7%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
       Our total revenues for the three months ended March 31, 2007 were $55.3 million, representing an increase of $17.6 million, or 46.6%, as compared to $37.7 million for the three months ended March 31, 2006.
       A detail of our total revenues by classification is as follows:

	Three Months Ended March 31,
	2006			2007
		Professional			Professional
	Product	Services		Product	Services
	Revenues	Revenues	Total	Revenues	Revenues	Total
	(Unaudited)
	(in millions)
Recurring ratable revenues	$26.8	$0.3	$27.1	$42.0	$0.7	$42.7
Non-recurring ratable
revenues	4.5	—	4.5	5.1	—	5.1
Other revenues	1.9	4.2	6.1	2.9	4.6	7.5

Total revenues	$33.2	$4.5	$37.7	$50.0	$5.3	$55.3

       Product revenues. Product revenues, including domestic and international, for the three months ended March 31, 2007 were $50.0 million, representing an increase of $16.8 million, or 50.7%, as compared to $33.2 million for the three months ended March 31, 2006.

Recurring ratable product revenues increased by $15.2 million, or 56.7%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. This increase was primarily due to a $10.4 million increase in revenues from Blackboard Learning System enterprise licenses, a $1.0 million increase in revenues from Blackboard Content System licenses and a $0.5 million increase in revenues from Blackboard Community System licenses. Product revenues from the Blackboard Commerce Suite increased by $0.9 million due to an increase in revenues from Blackboard Transaction System licenses. The further increase in recurring ratable product revenues was due to a $1.6 million increase in hosting revenues and a $0.6 million increase in revenues from enhanced support and maintenance revenues related to our software products. These increases in recurring ratable product revenues were attributable to current and prior period sales to new and existing clients, including clients resulting from the WebCT merger. The results for the three months ended March 31, 2007 contained three months of revenues related to clients acquired in the WebCT merger as compared to the three months ended March 31, 2006 which only included one month of revenues related to these acquired clients. The 2006 revenues were further reduced due to the fair value adjustment to the acquired WebCT deferred revenue balances in purchase accounting.
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
       The increase in non-recurring ratable product revenues was primarily due to an increase in sales of Blackboard Commerce Suite hardware products.
       The increase in other product revenues was primarily due to an increase in third party hardware and software revenues and an increase in publisher revenues due to the inclusion of WebCT publisher relationships.
       Of our total revenues, our total international revenues for the three months ended March 31, 2007 were $12.0 million, representing an increase of $5.2 million, or 76.5%, as compared to $6.8 million for the three months ended March 31, 2006. International product revenues, which consist primarily of recurring ratable product revenues, were $11.0 million for the three months ended March 31, 2007, representing an increase of $5.1 million, or 86.4%, as compared to $5.9 million for the three months ended March 31, 2006. The increase in international recurring ratable product revenues was primarily due to an increase in international revenues from Blackboard Academic Suite products, which include former WebCT products, resulting from prior period sales to new and existing clients. The further increase in total international revenues was attributable to an increase in professional services revenues due to the increase in the number of international licensees of our Blackboard Academic Suite products, which generally purchase greater volumes of our service offerings. In addition, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.
       Professional services revenues. Professional services revenues for the three months ended March 31, 2007 were $5.3 million, representing an increase of $0.8 million, or 16.9%, as compared to $4.5 million for the three months ended March 31, 2006. The increase in professional services was primarily attributable to an increase in the number and size of service engagements, which is directly related to the increase in the number of enterprise level licensees, which generally purchase greater volumes of our service offerings and increased sales of certain enhanced support and maintenance services. As a percentage of total revenues, professional services revenues for the three months ended March 31, 2007 were 9.6% as compared to 12.0% for the three months ended March 31, 2006. This decrease was expected and was due primarily to the impact of purchase accounting adjustments to WebCT’s beginning deferred revenue balances during 2006. As a result of the fair value adjustment to the acquired deferred revenue balances during 2006, we expect the percentage of professional services revenues to continue to remain lower than in the prior year and for this trend to continue for the remainder of 2007.
       Cost of product revenues. Our cost of product revenues for the three months ended March 31, 2007 was $11.7 million, representing an increase of $3.7 million, or 46.8%, as compared to $8.0 million for the three months ended March 31, 2006. The increase in cost of product revenues was primarily due to a $1.3 million increase in expenses related to hosting services due to the increase in the number of clients, including former WebCT clients, contracting for new hosting services or expanding their existing hosting arrangements. Further, the increase was due to a $1.2 million increase in our technical support expenses primarily due to increased personnel costs, including the inclusion of three months of expenses associated with the WebCT technical support groups as compared to only one month of expenses for the quarter ended March 31, 2006. Further, the increase was due to a $0.9 million increase in hardware and software costs primarily associated with third party products sold with the Blackboard Transaction System and a $0.2 million increase in royalty expenses primarily attributable to the acquired WebCT publisher relationships. Cost of product revenues as a percentage of product revenues decreased to 23.4% for the three months ended March 31, 2007 from 24.0% for the three months ended March 31, 2006. This increase in product revenues margin was due primarily to the fair value adjustment to the acquired WebCT deferred revenue balances during 2006. Consequently, we expect our product revenues margins to continue to remain higher than in the prior year for the remainder of 2007.

       Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology was $0.9 million and $2.8 million for the three months ended March 31, 2006 and 2007, respectively. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 29.1% for the three months ended March 31, 2007 as compared to 26.8% for the three months ended March 31, 2006. The results for the three months ended March 31, 2007 contained three months of amortization resulting from the WebCT merger as compared to the three months ended March 31, 2006 which only included one month of amortization.
     Cost of professional services revenues. Our cost of professional services revenues for the three months ended March 31, 2007 was $3.8 million, representing an increase of $0.4 million, or 11.0%, as compared to $3.4 million for the three months ended March 31, 2006. This increase was primarily attributable to the WebCT merger in which the results for the quarter ended March 31, 2007 contained three months of expenses resulting from the inclusion of WebCT professional services operations as compared to the quarter ended March 31, 2006 which only included one month of WebCT expenses. Cost of professional services revenues as a percentage of professional services revenues decreased to 71.0% for the three months ended March 31, 2007 from 74.8% for the three months ended March 31, 2006. The increase in professional services revenues margin was due to the increase in the number and size of service engagements throughout the three months ended March 31, 2007.
     Research and development expenses. Our research and development expenses for the three months ended March 31, 2007 were $7.0 million, representing an increase of $2.1 million, or 42.4%, as compared to $4.9 million for the three months ended March 31, 2006. This increase was primarily attributable to a $1.2 million increase in personnel-related costs due to increased average headcount during 2007 as compared to 2006. The results for the three months ended March 31, 2007 contained the full impact of expenses related to the former WebCT company as compared to the three months ended March 31, 2006 which only had expenses related to the former WebCT company following the completion of the merger on February 28, 2006. In addition, there was a $0.4 million increase in professional services costs resulting from our continued efforts to increase the functionality of our products and a $0.2 million increase in software and equipment expenses to support research and development activities.
     Sales and marketing expenses. Our sales and marketing expenses for the three months ended March 31, 2007 were $14.5 million, representing an increase of $2.4 million, or 19.7%, as compared to $12.1 million for the three months ended March 31, 2006. This increase was primarily attributable to increased personnel-related costs due to increased average headcount during 2007 as compared to 2006. The results for the three months ended March 31, 2007 contained the full impact of expenses related to the former WebCT company as compared to the three months ended March 31, 2006 which only had expenses related to the former WebCT company following the completion of the merger on February 28, 2006.
     General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2007 were $9.3 million, representing an increase of $1.7 million, or 22.6%, as compared to $7.6 million for the three months ended March 31, 2006. This increase was primarily attributable to increased personnel-related costs resulting from increased headcount during 2006 and 2007 and higher average salaries across all general and administrative functional departments. Further, stock-based compensation expense increased $0.5 million due to increases in outstanding options for general and administrative function employees during 2006 and the three months ended March 31, 2007.
     Net interest income (expense). Our net interest expense for the three months ended March 31, 2007 was $0.4 million as compared to net interest income of $0.7 million for the three months ended March 31, 2006. This decrease was primarily attributable to interest expense associated with the credit facilities agreement we entered into with Credit Suisse to fund a portion of the acquisition of WebCT. In addition, we recognized approximately $0.1 million in additional interest expense associated with the acceleration in the amortization of debt issuance costs due to the prepayment of debt principal in March 2007. Further, the net interest expense for the three months ended March 31, 2007 was due in part to lower cash and cash equivalent and short-term investment balances during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 resulting from the use of cash for the acquisition of WebCT.
     Other income (expense). Our other income for the three months ended March 31, 2007 was $0.1 million and pertains to the remeasurement of our foreign subsidiaries ledgers, which are maintained in the local foreign currency, into the United States dollar.
     Income taxes. Our provision for income taxes for the three months ended March 31, 2007 was $1.4 million as compared to $0.1 million for the three months ended March 31, 2006. The increase was due to our increased income during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.
     Net income. As a result of the foregoing, we reported net income of $0.1 million and $1.9 million for the three months ended March 31, 2006 and 2007, respectively.

Liquidity and Capital Resources
     Our cash and cash equivalents were $25.9 million at March 31, 2007 as compared to $30.8 million at December 31, 2006. The decrease in cash and cash equivalents was primarily due to the use of cash for payments on our term loan and the purchase of property and equipment.
       Net cash provided by operating activities was $0.9 million during the quarter ended March 31, 2007 as compared to net cash used in operating activities of $10.0 million during the quarter ended March 31, 2006. This change for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 was primarily due to net income of $1.9 million for the quarter ended March 31, 2007, which was an increase of $1.8 million from $0.1 million for the quarter ended March 31, 2006. Accounts receivable decreased $11.7 million during the quarter ended March 31, 2007 due to collections, the lower volume of new sales to new and existing clients and the lower level of renewing licenses during the first quarter of 2007 as compared to the fourth quarter of 2006. Amortization of intangibles increased as results for the three months ended March 31, 2007 contained three months of amortization resulting from the WebCT merger as compared to the three months ended March 31, 2006 which only had one month of amortization. These increases in cash flow were offset, in part, by a decrease in deferred revenues. We recognize revenues on annually renewable agreements, which results in deferred revenues. Deferred revenues as of March 31, 2007 were $99.5 million, representing a decrease of $20.8 million, or 17.3%, from $120.3 million as of December 31, 2006. This decrease was expected due to the seasonal variations in our business. We historically have lower sales to new and existing clients in our first quarter due to the timing of our clients’ budget cycles and the renewal dates for our existing clients’ annual licenses. Deferred revenues decreased due to the lower volume of new sales to new and existing clients and the lower level of renewing licenses during the first quarter of 2007 as compared to the fourth quarter of 2006, offset by the recognition of revenues from prior period sales. Accrued expenses also decreased $4.9 million during the quarter ended March 31, 2007 due to the payment of liabilities in 2007 including 2006 annual employee bonuses and fourth quarter 2006 sales commissions.
     Net cash used in investing activities was $5.2 million during the quarter ended March 31, 2007 as compared to $93.6 million during the quarter ended March 31, 2006. During the quarter ended March 31, 2006, the company paid $154.6 million in net cash related to the acquisition of WebCT. During the quarter ended March 31, 2007, cash expenditures for purchase of property and equipment were $2.4 million, which represents approximately 4.4% of total revenues. During the quarter ended March 31, 2007, we purchased technology for $1.5 million which will provide future functionality in our products and paid $1.2 million related to patent enforcement costs.
     Net cash used in financing activities was $0.6 million during the quarter ended March 31, 2007 as compared to net cash provided by financing activities of $60.3 million during the quarter ended March 31, 2006. During the quarter ended March 31, 2006, we received $67.5 million in proceeds, net of $2.5 million in debt issuance costs, associated with the credit facilities agreement we entered into with Credit Suisse to fund a portion of the acquisition of WebCT. During the quarter ended March 31, 2006, we repaid the $10.0 million revolving credit facility and $0.2 million of the term loan facility. During the quarter ended March 31, 2007, we made payments of $5.0 million on the term loan facility. During the quarter ended March 31, 2007, we also received $3.1 million in proceeds from exercise of stock options as compared to $2.9 million for the quarter ended March 31, 2006.
     In connection with the acquisition of WebCT, we paid a portion of the purchase price using borrowings under a $70.0 million senior secured credit facilities agreement with Credit Suisse. The agreement provided for a $60.0 million senior secured term loan facility repayable over six years and a $10.0 million senior secured revolving credit facility due and payable in full at the end of five years. At March 31, 2007, the interest rate on the term loan facility was 7.57%. This interest rate does not reflect the impact of the amortization of debt issuance costs, discussed below, as interest expense.
     We repaid $10.0 million on the revolving credit facility on March 28, 2006. As of March 31, 2007, no amounts were outstanding on the revolving credit facility and $10.0 million in borrowings were available. We are required to pay a commitment fee, due at the end of each calendar quarter until the maturity date, equal to 0.5% on the average daily unused portion of the revolving credit facility as defined in the senior secured credit facilities agreement. We record this fee in interest expense.
     The senior secured credit facilities agreement allows for voluntary principal prepayments of principal and requires mandatory principal prepayments within 90 days after calendar year-end based on a calculation of excess cash flow as defined in the senior secured credit facilities agreement. We have not been required to make any mandatory principal prepayments within 90 days after year-end based on the calculation of excess cash flow as defined in the senior secured credit facilities agreement. We made scheduled principal payments on the term loan facility of $0.2 million which were due on the last day of each quarter from March 31, 2006 through December 31, 2006 and made a scheduled principal payment of $0.1 million on March 31, 2007. A principal payment in the amount of $49,000 is due on the last day of each quarter from June 30, 2007 through December 31, 2010 with a $1.4 million principal payment each due on March 31, 2011 and June 30, 2011 and a $15.9 million payment due on September 30, 2011. We prepaid principal of $35.0 million during 2006 and $4.9 million during March 2007. As of March 31, 2007, we had $19.4 million outstanding on the term loan facility.

     In connection with obtaining the senior secured credit facilities, we incurred $2.5 million in debt issuance costs. These costs, which are recorded as a debt discount, are netted against the remaining principal amount outstanding. The debt discount is being amortized as interest expense using the effective interest method over the term of the senior secured credit facilities and such amortization has been adjusted for any prepayments on the term loan facility. During the quarter ended March 31, 2007, we recognized approximately $0.1 million in additional interest expense associated with the acceleration in the amortization of the debt discount due to the $4.9 million prepayment of debt principal during March 2007. During the quarter ended March 31, 2007, we recorded approximately $0.2 million of amortization of the debt discount as interest expense.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Our principal exposure to market risk relates to changes in interest rates. At March 31, 2007, $19.4 million was outstanding on our term loan facility with Credit Suisse, subject to covenants and restrictions. The interest rate on the term loan facility accrues at one of the following rates selected by us: (a) adjusted LIBOR plus 2.25% or (b) an alternate base rate plus 1.25%. The alternate base rate is the higher of Credit Suisse’s prime rate and the federal funds effective rate plus 0.5%. At March 31, 2007, the interest rate on the term loan facility was 7.57%. Interest rate changes would result in increases or decreases in the fair value of our debt due to differences between market interest rates and rates in effect at the inception of our debt obligation. For the quarter ended March 31, 2007, a one percentage point increase in interest rates would have increased our interest expense by approximately $0.1 million.
     Interest income on our cash and cash equivalents is subject to interest rate fluctuations. For the quarter ended March 31, 2007, a one percentage point decrease in interest rates would have reduced our interest income by approximately $0.3 million.
     We have accounts on our foreign subsidiaries ledgers which are maintained in the local foreign currency and remeasured into the United States dollar. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of other countries in which we sell products and services. In particular, we have accounts recorded in Canadian dollars. Therefore, when the Canadian dollar strengthens or weakens against the United States dollar, net income is increased or decreased, respectively. Other income of $0.1 million was recorded during the quarter ended March 31, 2007. For the quarter ended March 31, 2007, a one percentage point adverse change in the exchange rate of the Canadian dollar into the United States dollar as of March 31, 2007 would have increased other expense by approximately $0.1 million.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures.
       Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     In connection with the WebCT merger, we secured $70.0 million in borrowings through Credit Suisse, Cayman Islands Branch consisting of a $60.0 million senior secured term loan facility repayable over six years and a $10.0 million senior secured revolving credit facility due and payable in full at the end of five years. As of March 31, 2007, $19.4 million was outstanding under the term loan facility, and no amount was outstanding under the revolving credit facility. This debt may impair our ability to obtain future additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes, and a substantial portion of our cash flows from operations may be dedicated to the debt repayment, thereby reducing the funds available to us for other purposes. This debt could make us more vulnerable to industry downturns and competitive pressures. Any failure by us to satisfy our obligations with respect to these debt obligations would constitute a default under the credit facilities.
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
     We introduced our newest software application, the Blackboard Outcomes System, in December 2006. Our ability to grow our business will depend, in part, on client acceptance of this product, which is currently unproven. If we are not successful in gaining market acceptance of this product, our revenues may fall below our expectations.
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
Our move to our new headquarters location may be delayed, which would disrupt our operations and increase our expenses.
     On December 15, 2006, we entered into an office lease agreement for approximately 112,000 square feet of space in Washington DC to which we plan to relocate our headquarters. The timing of our move will depend on the date that the tenant currently occupying the building vacates the space. If the existing tenant delays its move, we will not be able to move in on schedule, which would disrupt our operations. In the event of a significant delay, we would need to extend the lease at our existing headquarters, which we may not be able to do on terms favorable to us.
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

Blackboard Inc.

Dated: May 4, 2007	By:	/s/ Michael J. Beach

Michael J. Beach
Chief Financial Officer
(On behalf of the registrant and as Principal
Financial Officer)