Form 10-Q
period 2007-06-30
BLACKBOARD INC
filed 2007-08-07
CIK 1106942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2007
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
Large accelerated filer  ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class	Outstanding at July 31, 2007
Common Stock, $0.01 par value	28,901,687

Blackboard Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2007

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “Blackboard” refer to Blackboard Inc. and its subsidiaries.

ii

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BLACKBOARD INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	June 30,
	2006	2007
		(Unaudited)

Current assets:
Cash and cash equivalents	$30,776	$169,453
Accounts receivable, net of allowance for doubtful accounts of $767 and $837 at December 31, 2006 and June 30, 2007, respectively	52,394	64,656
Inventories	2,377	1,852
Prepaid expenses and other current assets	3,514	6,369
Deferred tax asset, current portion	7,326	8,480
Deferred cost of revenues, current portion	7,983	7,966

Total current assets	104,370	258,776
Deferred tax asset, noncurrent portion	25,431	20,805
Deferred cost of revenues, noncurrent portion	4,253	3,783
Restricted cash	1,999	2,337
Property and equipment, net	12,761	14,751
Goodwill	101,644	105,730
Intangible assets, net	56,841	49,135

Total assets	$307,299	$455,317

Current liabilities:
Accounts payable	$2,238	$3,146
Accrued expenses	20,519	19,917
Term loan, current portion	246	—
Deferred rent, current portion	371	209
Deferred revenues, current portion	117,972	105,291

Total current liabilities	141,346	128,563
Term loan, noncurrent portion, net of debt discount of $777 at December 31, 2006	23,377	—
Notes payable, net of debt discount of $4,515 at June 30, 2007	—	160,485
Deferred rent, noncurrent portion	157	358
Deferred revenues, noncurrent portion	2,298	3,457
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, and no shares issued or outstanding at December 31, 2006 and June 30, 2007	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 28,248,214 and 28,860,113 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively	282	289
Additional paid-in capital	231,331	248,847
Accumulated deficit	(91,492)	(86,682)

Total stockholders’ equity	140,121	162,454

Total liabilities and stockholders’ equity	$307,299	$455,317

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

Revenues:
Product	$36,987	$52,299	$70,161	$102,280
Professional services	6,593	7,105	11,127	12,404

Total revenues	43,580	59,404	81,288	114,684
Operating expenses:
Cost of product revenues, excludes $2,800 and $2,928 for the three months ended June 30, 2006 and 2007, respectively, and $3,733 and $5,749 for the six months ended June 30, 2006 and 2007, respectively, in amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below(1)	10,027	11,922	17,993	23,619
Cost of professional services revenues(1)	4,285	4,138	7,676	7,902
Research and development(1)	7,273	6,999	12,157	13,952
Sales and marketing(1)	15,093	16,370	27,242	31,203
General and administrative(1)	9,801	8,829	17,401	17,859
Amortization of intangibles resulting from acquisitions	5,377	5,493	7,214	10,892

Total operating expenses	51,856	53,751	89,683	105,427

(Loss) Income from operations	(8,276)	5,653	(8,395)	9,257
Other income (expense), net:
Interest expense	(1,318)	(1,157)	(1,896)	(1,915)
Interest income	392	507	1,633	912
Other income (expense)	179	876	(147)	949

(Loss) income before benefit (provision) for income taxes	(9,023)	5,879	(8,805)	9,203
Benefit (provision) for income taxes	2,712	(2,440)	2,642	(3,820)

Net (loss) income	$(6,311)	$3,439	$(6,163)	$5,383

Net (loss) income per common share:
Basic	$(0.23)	$0.12	$(0.22)	$0.19

Diluted	$(0.23)	$0.12	$(0.22)	$0.18

Weighted average number of common shares:
Basic	27,776,658	28,706,575	27,678,634	28,525,603

Diluted	27,776,658	29,860,118	27,678,634	29,774,861

(1) Includes the following amounts related to stock-based compensation:
Cost of product revenues	$129	$120	$164	$249
Cost of professional services revenues	251	175	369	291
Research and development	154	170	276	286
Sales and marketing	933	1,152	1,340	1,930
General and administrative	811	1,401	1,628	2,474

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
	Ended June 30,
	2006	2007
	(In thousands)

Cash flows from operating activities
Net (loss) income	$(6,163)	$5,383
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Deferred income tax benefit	(3,493)	(1,464)
Excess tax benefit from stock-based compensation	(173)	(4,444)
Amortization of debt discount	246	806
Depreciation and amortization	4,175	5,164
Amortization of intangibles resulting from acquisitions	7,214	10,892
Change in allowance for doubtful accounts	(107)	70
Noncash stock-based compensation	3,777	5,230
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(26,448)	(12,332)
Inventories	(1,045)	525
Prepaid expenses and other current assets	(442)	(2,855)
Deferred cost of revenues	(1,187)	487
Accounts payable	(128)	908
Accrued expenses	(6,352)	4,488
Deferred rent	(41)	39
Deferred revenues	16,296	(11,522)

Net cash (used in) provided by operating activities	(13,871)	1,375
Cash flows from investing activities
Acquisition of WebCT, Inc., net of cash acquired	(154,628)	—
Purchase of property and equipment	(5,741)	(7,089)
Payments for patent enforcement costs	—	(2,090)
Purchase of intangible assets	—	(1,530)
Sale of held-to-maturity investments	23,546	—
Sale of available-for-sale investments	39,056	—

Net cash used in investing activities	(97,767)	(10,709)
Cash flows from financing activities
Proceeds from revolving credit facility	10,000	—
Payments on revolving credit facility	(10,000)	—
Proceeds from term loan	57,522	—
Payments on term loan	(300)	(24,400)
Proceeds from notes payable	—	160,456
Release of letter of credit	1,517	—
Payments on letters of credit	—	(338)
Excess tax benefits from stock-based compensation	173	4,444
Proceeds from exercise of stock options	4,451	7,849

Net cash provided by financing activities	63,363	148,011

Net (decrease) increase in cash and cash equivalents	(48,275)	138,677
Cash and cash equivalents at beginning of period	75,895	30,776

Cash and cash equivalents at end of period	$27,620	$169,453

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2006 and 2007

In these Notes to Unaudited Consolidated Financial Statements, the terms “the Company” and “Blackboard” refer to Blackboard Inc. and its subsidiaries.

1.	Nature of Business

Blackboard is a leading provider of enterprise software applications and related services to the education industry. The Company’s suites of products include the following products: Blackboard Learning Systemtm, Blackboard Community Systemtm, Blackboard Content Systemtm, Blackboard Outcomes Systemtm, Blackboard Portfolio Systemtm, Blackboard Transaction Systemtm and Blackboard Onetm.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s long-term debt is based upon quoted market prices for the same and similar issuances giving consideration to quality, interest rates, maturity and other characteristics. As of June 30, 2007, the Company believes the carrying amount of its long-term debt approximates its fair value.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. As a result of the implementation of FIN 48, the Company recognized an increase of $0.5 million in the unrecognized tax benefit liability, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance. At June 30, 2007, the Company’s unrecognized tax benefit liability totaled $0.6 million, all of which would affect the Company’s effective tax rate if recognized. Also, upon adoption of FIN 48, the Company reclassified $1.0 million of previously accrued tax contingencies which were included in accrued expenses and recorded an offsetting valuation allowance against certain deferred tax assets that were recorded on the consolidated balance sheets at December 31, 2006. The Company did not record any interest or penalties related to its adoption of FIN 48. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company is not aware of any unrecognized tax benefits that may significantly increase or decrease within the next twelve months.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of Product Revenues

Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology was $2.8 million and $2.9 million for the three months ended June 30, 2006 and 2007, respectively, and $3.7 million and $5.7 million for the six months ended June 30, 2006 and 2007, respectively.

Basic and Diluted Net (Loss) Income per Common Share

Basic net (loss) income per common share excludes dilution for potential common stock issuances and is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following schedule presents the calculation of basic and diluted net (loss) income per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(Unaudited)
	(In thousands, except share and per share amounts)

Net (loss) income	$(6,311)	$3,439	$(6,163)	$5,383

Weighted average shares outstanding, basic	27,766,658	28,706,575	27,678,634	28,525,603
Dilutive effect of:
Stock options related to the purchase of common stock	—	1,153,543	—	1,249,258

Weighted average shares outstanding, diluted	27,766,658	29,860,118	27,678,634	29,774,861

Basic net (loss) income per common share	$(0.23)	$0.12	$(0.22)	$0.19

Diluted net (loss) income per common share	$(0.23)	$0.12	$(0.22)	$0.18

Stock-Based Compensation

The Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2005), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method on January 1, 2006. Under the modified prospective transition method, compensation cost recognized includes: (a) compensation cost for all equity-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all equity-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

Comprehensive Net (Loss) Income

Comprehensive net (loss) income includes net (loss) income, combined with unrealized gains and losses not included in earnings and reflected as a separate component of stockholders’ equity. There were no material differences between net (loss) income and comprehensive net (loss) income for the three and six months ended June 30, 2006 and 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. It clarifies the principle that fair

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. The Company is currently evaluating the impact of the provisions of SFAS 159 on its consolidated financial statements.

3.	WebCT, Inc. Merger

On February 28, 2006, the Company completed its merger with WebCT, Inc. (“WebCT”) pursuant to the Agreement and Plan of Merger dated as of October 12, 2005. Pursuant to the Agreement and Plan of Merger, the Company acquired all the outstanding common stock of WebCT in a cash transaction for approximately $178.3 million. The effective cash purchase price of WebCT before transaction costs was approximately $150.4 million, net of WebCT’s February 28, 2006 cash balance of approximately $27.9 million. The Company has included the financial results of WebCT in its consolidated financial statements beginning February 28, 2006.

The merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). Assets acquired and liabilities assumed were recorded at their fair values as of February 28, 2006. The total purchase price was $187.5 million, including the acquisition-related transaction costs of approximately $9.2 million. Acquisition-related transaction costs include investment banking, legal and accounting fees, and other external costs directly related to the merger.

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

As a result of adopting SFAS 123R on January 1, 2006, the Company’s loss before benefit for income taxes for the six months ended June 30, 2006 and the Company’s income before provision for income taxes for the six months ended June 30, 2007 was approximately $3.7 million and $5.2 million more than if the Company had continued to account for stock-based compensation under APB No. 25. The Company’s net loss for the six months ended June 30, 2006 was $2.7 million more than if the Company had continued to account for stock-based compensation under APB No. 25 and the Company’s net income for the six months ended June 30, 2007 was $3.1 million less than if the Company had continued to account for stock-based compensation under APB No. 25. Basic and diluted net loss per common share for the six months ended June 30, 2006 were each approximately $0.10 more than if the Company

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had not adopted SFAS 123R. Basic and diluted net income per common share for the six months ended June 30, 2007 were each approximately $0.11 and $0.12, respectively, less than if the Company had not adopted SFAS 123R.

The Company has utilized the Black-Scholes valuation model to estimate the fair value of the stock options granted during all periods. As follows are the weighted-average assumptions used in valuing the stock options granted during the six months ended June, 30, 2006 and 2007 and a discussion of the Company’s method.

	Six Months Ended June 30,
	2006	2007

Dividend yield	0%	0%
Expected volatility	41.3%	43.6%
Risk-free interest rate	4.7%	4.6%
Expected life of options	4.9 years	5.1 years
Forfeiture rate	10%	15%

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

Expected life of the options — This is the period of time that the options granted are expected to remain outstanding. The Company uses the short-cut method to determine the expected life of the options as prescribed under the provisions of Staff Accounting Bulletin No. 107, “Share-Based Payment.” Options granted during the six months ended June 30, 2007 have a maximum term of eight years.

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

The compensation cost that has been recognized in the consolidated statements of operations for the Company’s stock option plans was $3.8 million and $5.2 million for the six months ended June 30, 2006 and 2007, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $0.2 million and $4.4 million for the six months ended June 30, 2006 and 2007, respectively. For stock subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.

As of June 30, 2007, approximately 2.1 million shares of common stock were available for future grants under the Company’s Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”) and no options were available for future grants under the Company’s Amended and Restated Stock Incentive Plan adopted in 1998. Stock options granted under the 2004 Plan generally vest over a three-year to four-year period and have an eight-year expiration period. On June 7, 2007, at the Company’s Annual Meeting of Stockholders, the stockholders approved an

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amendment to the 2004 Plan to increase the number of shares authorized for issuance under the 2004 Plan from 4.6 million to 5.8 million. In July 2007, 9,500 options were granted under the 2004 Plan.

A summary of option activity under the Company’s option plans as of June 30, 2007, and changes during the six months then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Shares	Price/Share	Intrinsic Value

Options exercisable at December 31, 2006	1,810,267	$11.85

Options outstanding at December 31, 2006	3,922,045	$18.76
Granted	1,251,750	$33.72
Exercised	(604,024)	$12.74	$14,020
Canceled	(125,525)	$23.14

Options outstanding at June 30, 2007	4,444,246	$23.68	$81,958

Options exercisable at June 30, 2007	1,665,794	$14.61	$45,821

The weighted average remaining contractual life for all options outstanding under the Company’s stock option plans at June 30, 2007 was 6.5 years. The weighted average remaining contractual life for exercisable stock options at June 30, 2007 was 5.2 years. The weighted average fair market value of the options at the date of grant for options granted during the six months ended June 30, 2007 was $15.39.

As of June 30, 2007, there was approximately $33.1 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s option plans. The cost is expected to be recognized through February 2013 with a weighted average recognition period of approximately 1.5 years.

5.	Inventories

	December 31,	June 30,
	2006	2007
		(Unaudited)
	(In thousands)

Raw materials	$799	$712
Work-in-process	658	582
Finished goods	920	558

Total inventories	$2,377	$1,852

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Intangible Assets

The carrying amounts of goodwill and intangible assets as of December 31, 2006 and June 30, 2007 are as follows:

	December 31,	June 30,
	2006	2007
		(Unaudited)
	(In thousands)

Goodwill	$101,644	$105,730

Acquired technology	$44,107	$45,637
Contracts and customer lists	45,042	45,042
Non-compete agreements	2,043	2,043
Trademarks and domain names	71	71
Patents and related costs	944	2,667

Subtotal	92,207	95,460
Less accumulated amortization	(35,366)	(46,325)

Intangible assets, net	$56,841	$49,135

Intangible assets from acquisitions are amortized over three to five years. Amortization expense related to intangible assets was approximately $7.2 million and $11.0 million for the six months ended June 30, 2006 and 2007, respectively.

During the quarter ended March 31, 2007, the Company purchased technology for $1.5 million which will provide future functionality in the Company’s products. The technology is classified as acquired technology and recorded as intangible assets on the consolidated balance sheets at June 30, 2007 and is being amortized over three years.

As discussed in Note 3, goodwill increased $3.9 million related to the recording of a valuation allowance against deferred tax assets attributable to WebCT net operating losses that may be subject to limitations under Section 382 of the Internal Revenue Code.

During the six months ended June 30, 2007, the Company capitalized $1.7 million in costs related to defending and protecting patents and amortized approximately $0.1 million.

7.	Credit Facilities

In connection with the acquisition of WebCT, the Company paid a portion of the purchase price using borrowings under a $70.0 million senior secured credit facilities agreement with Credit Suisse (the “Credit Agreement”). The Credit Agreement provided for a $60.0 million senior secured term loan facility repayable over six years and a $10.0 million senior secured revolving credit facility due and payable in full at the end of five years. The Company repaid $10.0 million on the revolving credit facility on March 28, 2006. The Credit Agreement allowed for voluntary principal prepayments of principal.

In connection with obtaining the Credit Agreement, the Company incurred $2.5 million in debt issuance costs which were recorded as a debt discount and netted against the remaining principal outstanding. These costs were being amortized as interest expense using the effective interest method over the term of the Credit Agreement and such amortization was adjusted for any prepayments on the term loan facility. During the six months ended June 30, 2007, the Company recognized approximately $0.7 million in additional interest expense associated with the acceleration in the amortization of the debt discount due to the prepayment of debt principal.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2007, the Company issued and sold $165.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2027 (the “Notes”) in a public offering. The Company used part of the proceeds to terminate and satisfy in full the Company’s existing indebtedness outstanding pursuant to the Credit Agreement of $19.4 million and to pay all fees and expenses incurred in connection with the termination. The Company did not pay any prepayment premium or penalties in connection with the early termination of the Credit Agreement.

In connection with obtaining the Notes, the Company incurred $4.5 million in debt issuance costs. These costs were recorded as a debt discount and netted against the remaining principal amount outstanding. The debt discount is being amortized as interest expense using the effective interest method over the term of the Notes. During the six months ended June 30, 2007, the Company recorded total amortization expense, including amortization related to the Credit Agreement, of approximately $0.8 million as interest expense.

The Notes bear interest at a rate of 3.25% per year on the principal amount, accruing from June 20, 2007. Interest is payable semi-annually on January 1 and July 1, commencing on January 1, 2008. The Notes will mature on July 1, 2027, subject to earlier conversion, redemption or repurchase.

The Notes will be convertible, under certain circumstances, into cash or a combination of cash and the Company’s common stock at an initial base conversion rate of 15.4202 shares of common stock per $1,000 principal amount of Notes. The base conversion rate represents an initial base conversion price of approximately $64.85. If at the time of conversion the applicable price of the Company’s common stock exceeds the base conversion price, the conversion rate will be increased by up to an additional 9.5605 shares of the Company’s common stock per $1,000 principal amount of Notes, as determined pursuant to a specified formula. In general, upon conversion of a Note, the holder of such Note will receive cash equal to the principal amount of the Note and the Company’s common stock for the Note’s conversion value in excess of such principal amount.

Holders may surrender their Notes for conversion prior to the close of business on the business day immediately preceding the maturity date for the Notes only under the following circumstances: (1) prior to January 1, 2027, with respect to any calendar quarter beginning after June 30, 2007, if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the base conversion price per share of the Notes on such last trading day; (2) on or after January 1, 2027, until the close of business on the business day preceding maturity; or (3) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each day of that period was less than 95% of the product of the closing price of the Company’s common stock and the then applicable conversion rate of the Notes.

If a make-whole fundamental change, as defined in the Notes, occurs prior to July 1, 2011, the Company may be required in certain circumstances to increase the applicable conversion rate for any Notes converted in connection with such fundamental change by a specified number of shares of the Company’s common stock. The Notes may not be redeemed by the Company prior to July 1, 2011, after which they may be redeemed at 100% of the principal amount plus accrued interest. Holders of the Notes may require the Company to repurchase some or all of the Notes on July 1, 2011, July 1, 2017 and July 1, 2022, or in the event of certain fundamental change transactions, at 100% of the principal amount plus accrued interest.

The Notes are unsecured senior obligations and are effectively subordinated to all of the Company’s existing and future senior indebtedness to the extent of the assets securing such debt, and are effectively subordinated to all indebtedness and liabilities of the Company’s subsidiaries, including trade payables.

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

The Company’s quarterly operating results normally fluctuate as a result of seasonal variations in its business, principally due to the timing of client budget cycles and student attendance at client facilities. Historically, the Company has had lower new sales in its first and fourth quarters than in the remainder of the year. The Company’s expenses, however, do not vary significantly with these changes, and, as a result, such expenses do not fluctuate significantly on a quarterly basis. Historically, the Company has performed a disproportionate amount of its professional services, which are recognized as incurred, in its second and third quarters each year. The Company expects quarterly fluctuations in operating results to continue as a result of the uneven seasonal demand for its licenses and services offerings.

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

In June 2007, the Company issued and sold $165.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2027 (the “Notes”) in a public offering.

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

We typically license our individual applications either on a stand-alone basis or bundled as part of either of two suites, the Blackboard Academic SuiteTM and the Blackboard Commerce SuiteTM. Our suites of products include the following products: Blackboard Learning SystemTM, Blackboard Community SystemTM, Blackboard Content SystemTM, Blackboard Outcomes SystemTM, Blackboard Portfolio Systemtm, Blackboard Transaction SystemTM and Blackboard OneTM.

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

Major components of our cost of product revenues include license and other fees that we owe to third parties upon licensing software, and the cost of hardware that we bundle with our software. We initially defer these costs and recognize them into expense over the period in which the related revenue is recognized. Cost of product revenues also includes amortization of internally developed technology available for sale, employee compensation, stock-based compensation and benefits for personnel supporting our hosting, support and production functions, as well as related facility rent, communication costs, utilities, depreciation expense and cost of external professional services used in these functions. All of these costs are expensed as incurred. The costs of third-party software and hardware that is not bundled with software are also expensed when incurred, normally upon delivery to our client. Cost of product revenues excludes $2.8 million and $2.9 million for the three months ended June 30, 2006 and 2007, respectively, and $3.7 million and $5.7 million for the six months ended June 30, 2006 and 2007, respectively, in amortization of acquired technology included in amortization of intangibles resulting from acquisitions.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition.  Our revenues are derived from two sources: product sales and professional services sales. Product revenues include software license, hardware, premium support and maintenance, and hosting revenues. Professional services revenues include training and consulting services. We recognize software license and maintenance revenues in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2,

Software Revenue Recognition, with Respect to Certain Transactions.” Our software does not require significant modification and customization services. Where services are not essential to the functionality of the software, we begin to recognize software licensing revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collectibility is probable.

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

Hosting revenues are recorded in accordance with Emerging Issues Task Force (“EITF”) 00-3, “Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.” We recognize hosting fees and set-up fees ratably over the term of the hosting agreement.

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

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. As a result of the implementation of FIN 48, we recognized an increase of $0.5 million in the unrecognized tax benefit liability, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance. As of June 30, 2007, our unrecognized tax benefit liability totaled $0.6 million, all of which would affect our effective tax rate if recognized. Also, upon adoption of FIN 48, we reclassified $1.0 million of previously accrued tax contingencies which were included in accrued expenses and recorded an offsetting valuation allowance against certain deferred tax assets that were recorded on the consolidated balance sheets at December 31, 2006. We did not record any interest or penalties related to our adoption of FIN 48. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.

Stock-Based Compensation.  Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2005), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all equity-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all equity-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

As of June 30, 2007, there was approximately $33.1 million of total unrecognized compensation cost related to unvested stock options granted under our option plans. The cost is expected to be recognized through February 2013 with a weighted average recognition period of approximately 1.5 years.

Recent Accounting Pronouncements.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 157 on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. We are currently evaluating the impact of the provisions of SFAS 159 on our consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(Unaudited)

Revenues:
Product	85%	88%	86%	89%
Professional services	15	12	14	11

Total revenues	100	100	100	100
Operating expenses:
Cost of product revenues, excludes amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below	23	20	22	21
Cost of professional services revenues	10	7	9	7
Research and development	17	12	15	12
Sales and marketing	35	27	34	27
General and administrative	22	15	21	16
Amortization of intangibles resulting from acquisitions	12	9	9	9

Total operating expenses	119	90	110	92

(Loss) income from operations	(19)%	10%	(10)%	8%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Our total revenues for the three months ended June 30, 2007 were $59.4 million, representing an increase of $15.8 million, or 36.3%, as compared to $43.6 million for the three months ended June 30, 2006.

A detail of our total revenues by classification is as follows:

	Three Months Ended June 30,
	2006			2007
		Professional			Professional
	Product	Services		Product	Services
	Revenues	Revenues	Total	Revenues	Revenues	Total
	(Unaudited)
	(In millions)

Recurring ratable revenues	$30.0	$0.5	$30.5	$43.8	$0.8	$44.6
Non-recurring ratable revenues	4.7	—	4.7	5.7	—	5.7
Other revenues	2.3	6.1	8.4	2.8	6.3	9.1

Total revenues	$37.0	$6.6	$43.6	$52.3	$7.1	$59.4

Product revenues.  Product revenues, including domestic and international, for the three months ended June 30, 2007 were $52.3 million, representing an increase of $15.3 million, or 41.4%, as compared to $37.0 million for the three months ended June 30, 2006. Recurring ratable product revenues increased by $13.8 million, or 45.8%, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. This increase was primarily due to a $10.1 million increase in revenues from Blackboard Learning System enterprise licenses which was attributable to current and prior period sales to new and existing clients, including clients resulting from the WebCT merger, the continued shift of our existing clients from the Blackboard Learning System basic products to the Blackboard Learning System enterprise products and the cross-selling of other enterprise products to existing clients. The Blackboard Learning System enterprise products have additional functionality that is not available in the Blackboard Learning System basic products and consequently some Blackboard Learning System basic product clients upgrade to the Blackboard Learning System enterprise products. Licenses of the enterprise version of the Blackboard Learning System enterprise products have higher average pricing, which normally results in at least twice the contractual value as compared to Blackboard Learning System basic product licenses. The further increase in recurring ratable product revenues was due to a $2.1 million increase in hosting revenues and the remaining increase resulted from increases in revenues from our other software products. The 2006 revenues were reduced due to the fair value adjustment to the acquired WebCT deferred revenue balances in purchase accounting.

The increase in non-recurring ratable product revenues was primarily due to an increase in sales of Blackboard Commerce Suite hardware products.

The increase in other product revenues was primarily due to an increase in third party hardware and software revenues and an increase in publisher revenues due to the inclusion of WebCT publisher relationships.

Of our total revenues, our total international revenues for the three months ended June 30, 2007 were $13.0 million, representing an increase of $4.9 million, or 60.5%, as compared to $8.1 million for the three months ended June 30, 2006. International product revenues, which consist primarily of recurring ratable product revenues, were $11.6 million for the three months ended June 30, 2007, representing an increase of $4.9 million, or 73.1%, as compared to $6.7 million for the three months ended June 30, 2006. The increase in international recurring ratable product revenues was primarily due to an increase in international revenues from Blackboard Academic Suite enterprise products, which include former WebCT products, resulting from prior period sales to new and existing clients. In addition, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.

Professional services revenues.  Professional services revenues for the three months ended June 30, 2007 were $7.1 million, representing an increase of $0.5 million, or 7.8%, as compared to $6.6 million for the three months ended June 30, 2006. The increase in professional services was primarily attributable to increased sales of certain enhanced support and maintenance services. As a percentage of total revenues, professional services revenues for the three months ended June 30, 2007 were 12.0% as compared to 15.1% for the three months ended June 30, 2006. This decrease was due primarily to the impact of purchase accounting adjustments to WebCT’s beginning deferred revenue balances during 2006. As a result of the fair value adjustment to the acquired deferred revenue balances during 2006, we expect the percentage of professional services revenues to continue to remain lower than in the prior year and for this trend to continue for the remainder of 2007.

Cost of product revenues.  Our cost of product revenues for the three months ended June 30, 2007 was $11.9 million, representing an increase of $1.9 million, or 18.9%, as compared to $10.0 million for the three months ended June 30, 2006. The increase in cost of product revenues was primarily due to a $0.8 million increase in expenses related to hosting services due to the increase in the number of clients, including former WebCT clients, contracting for new hosting services or existing clients expanding their existing hosting arrangements. Further, the increase was due to a $0.7 million increase in hardware costs primarily associated with third party products sold with the Blackboard Transaction System and a $0.4 million increase in royalty expenses primarily attributable to the acquired WebCT publisher relationships. Cost of product revenues as a percentage of product revenues decreased to 22.8% for the three months ended June 30, 2007 from 27.1% for the three months ended June 30, 2006. This increase in product revenues margin was due primarily to the fair value adjustment to the acquired WebCT deferred revenue balances during 2006. Consequently, we expect our product revenues margins to continue to remain higher than in the prior year for the remainder of 2007.

Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology was $2.8 million and $2.9 million for the three months ended June 30, 2006 and 2007, respectively. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 28.4% for the three months ended June 30, 2007 as compared to 34.7% for the three months ended June 30, 2006.

Cost of professional services revenues.  Our cost of professional services revenues for the three months ended June 30, 2007 was $4.1 million, representing a decrease of $0.2 million, or 3.4%, as compared to $4.3 million for the three months ended June 30, 2006. This decrease was primarily attributable to decreased personnel-related costs due to higher average headcount during 2006 as compared to 2007 as a result of the WebCT acquisition in 2006. Cost of professional services revenues as a percentage of professional services revenues decreased to 58.2% for the three months ended June 30, 2007 from 65.0% for the three months ended June 30, 2006. The increase in professional services revenues margin was due to the increase in revenues from certain enhanced support and maintenance services during the three months ended June 30, 2007.

Research and development expenses.  Our research and development expenses for the three months ended June 30, 2007 were $7.0 million, representing a decrease of $0.3 million, or 3.8%, as compared to $7.3 million for the three months ended June 30, 2006. This decrease was primarily attributable to decreased personnel-related costs due to higher average headcount during the three months ended June 30, 2006 as compared to the three months ended June 30, 2007 as a result of the WebCT acquisition in 2006.

Sales and marketing expenses.  Our sales and marketing expenses for the three months ended June 30, 2007 were $16.4 million, representing an increase of $1.3 million, or 8.5%, as compared to $15.1 million for the three months ended June 30, 2006. This increase was primarily attributable to increased general marketing activities of $0.7 million and increased personnel-related costs of $0.4 million due to higher average headcount and average salaries during 2007 as compared to 2006. Further, bad debt expense of $0.2 million was recorded during the three months ended June 30, 2007. We did not record any bad debt expense during the three months ended June 30, 2006.

General and administrative expenses.  Our general and administrative expenses for the three months ended June 30, 2007 were $8.8 million, representing a decrease of $1.0 million, or 9.9%, as compared to $9.8 million for the three months ended June 30, 2006. This decrease was primarily attributable to decreased personnel-related costs due to higher average headcount during 2006 as compared to 2007 as a result of the WebCT acquisition in 2006, including retention bonuses and severance costs during 2006, offset, in part, by increased stock-based compensation expense of $0.6 million for general and administrative function employees during 2007.

Net interest expense.  Our net interest expense for the three months ended June 30, 2007 was $0.7 million, representing a decrease of $0.2 million, or 29.8%, as compared to $0.9 million for the three months ended June 30, 2006. This decrease was primarily attributable to interest expense associated with the credit facilities agreement we entered into with Credit Suisse to fund a portion of the acquisition of WebCT. Debt principal was repaid throughout 2006 and 2007 and, as such, a higher outstanding debt balance existed during 2006 as compared to 2007 resulting in higher interest expense during 2006. This lower net interest expense was offset by the recognition of $0.7 million in additional interest expense associated with the acceleration in the amortization of debt issuance costs due to the repayment of debt principal in June 2007.

Other income (expense).  Our other income for the three months ended June 30, 2007 was $0.9 million and pertains to the remeasurement of our foreign subsidiaries ledgers, which are maintained in the subsidiary’s local foreign currency, into the United States dollar. Specifically, we recognized a translation gain related to our wholly-owned Canadian subsidiary as a result of the favorable change in the exchange rate of the Canadian Dollar into the US Dollar during 2007.

Income taxes.  Our provision for income taxes for the three months ended June 30, 2007 was $2.4 million as compared to a benefit of $2.7 million for the three months ended June 30, 2006. The increase was due to our income before provision for income taxes during the three months ended June 30, 2007 as compared to our loss before benefit for income taxes during the three months ended June 30, 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Our total revenues for the six months ended June 30, 2007 were $114.7 million, representing an increase of $33.4 million, or 41.1%, as compared to $81.3 million for the six months ended June 30, 2006.

A detail of our total revenues by classification is as follows:

	Six Months Ended June 30,
	2006			2007
		Professional			Professional
	Product	Services		Product	Services
	Revenues	Revenues	Total	Revenues	Revenues	Total
	(Unaudited)
	(In millions)

Recurring ratable revenues	$56.7	$0.9	$57.6	$85.9	$1.5	$87.4
Non-recurring ratable revenues	9.3	—	9.3	10.7	—	10.7
Other revenues	4.2	10.2	14.4	5.7	10.9	16.6

Total revenues	$70.2	$11.1	$81.3	$102.3	$12.4	$114.7

Product revenues.  Product revenues, including domestic and international, for the six months ended June 30, 2007 were $102.3 million, representing an increase of $32.1 million, or 45.8%, as compared to $70.2 million for the six months ended June 30, 2006. Recurring ratable product revenues increased by $29.2 million, or 51.3%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. This increase was primarily due to a $22.2 million increase in revenues from Blackboard Learning System enterprise licenses which was attributable to current and prior period sales to new and existing clients, including clients resulting from the WebCT merger, the continued shift of our existing clients moving from the Blackboard Learning System basic products to the Blackboard Learning System enterprise products and cross-selling other enterprise products to existing clients. The Blackboard Learning System enterprise products have additional functionality that is not available in the Blackboard Learning System basic products and consequently some Blackboard Learning System basic product clients upgrade to the Blackboard Learning System enterprise products. Licenses of the enterprise version of the Blackboard Learning System enterprise products have higher average pricing, which normally results in at least twice the contractual value as compared to Blackboard Learning System basic product licenses. The further increase in recurring ratable product revenues was due to a $3.7 million increase in hosting revenues and the remaining increase resulted from increases in revenues from our other software products. The results for the six months ended June 30, 2007 included six months of revenues related to clients acquired in the WebCT merger as compared to the six months ended June 30, 2006 which only included four months of revenues related to clients acquired in the WebCT merger following the completion of the merger on February 28, 2006. The 2006 revenues were further reduced due to the fair value adjustment to the acquired WebCT deferred revenue balances in purchase accounting.

The increase in non-recurring ratable product revenues was primarily due to an increase in sales of Blackboard Commerce Suite hardware products.

The increase in other product revenues was primarily due to an increase in third party hardware and software revenues and an increase in publisher revenues due to the inclusion of WebCT publisher relationships.

Of our total revenues, our total international revenues for the six months ended June 30, 2007 were $24.9 million, representing an increase of $10.0 million, or 67.1%, as compared to $14.9 million for the six months ended June 30, 2006. International product revenues, which consist primarily of recurring ratable product revenues, were $22.4 million for the six months ended June 30, 2007, representing an increase of $9.9 million, or 79.2%, as compared to $12.5 million for the six months ended June 30, 2006. The increase in international recurring ratable product revenues was primarily due to an increase in international revenues from Blackboard Academic Suite enterprise products, which include former WebCT products, resulting from prior period sales to new and existing clients. In addition, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.

Professional services revenues.  Professional services revenues for the six months ended June 30, 2007 were $12.4 million, representing an increase of $1.3 million, or 11.5%, as compared to $11.1 million for the six months ended June 30, 2006. The increase in professional services was primarily attributable to increased sales of certain enhanced support and maintenance services. As a percentage of total revenues, professional services revenues for the six months ended June 30, 2007 were 10.8% as compared to 13.7% for the six months ended June 30, 2006. This decrease was due primarily to the impact of purchase accounting adjustments to WebCT’s beginning deferred revenue balances during 2006. As a result of the fair value adjustment to the acquired deferred revenue balances during 2006, we expect the percentage of professional services revenues to continue to remain lower than in the prior year and for this trend to continue for the remainder of 2007.

Cost of product revenues.  Our cost of product revenues for the six months ended June 30, 2007 was $23.6 million, representing an increase of $5.6 million, or 31.3%, as compared to $18.0 million for the six months ended June 30, 2006. The increase in cost of product revenues was primarily due to a $2.0 million increase in expenses related to hosting services due to the increase in the number of clients, including former WebCT clients, contracting for new hosting services or existing clients expanding their existing hosting arrangements. Further, the increase was due to a $1.6 million increase in our technical support expenses primarily due to increased personnel costs. The results for the six months ended June 30, 2007 included six months of expenses related to the acquired WebCT operations as compared to the six months ended June 30, 2006 which only included four months of expenses related to the acquired WebCT operations following the completion of the merger on February 28, 2006. Further, the increase was due to a $2.0 million increase in hardware and software costs primarily associated with third party products sold with the Blackboard Transaction System. Cost of product revenues as a percentage of product revenues decreased to 23.1% for the six months ended June 30, 2007 from 25.6% for the six months ended June 30, 2006. This increase in product revenues margin was due primarily to the fair value adjustment to the acquired WebCT deferred revenue balances during 2006. Consequently, we expect our product revenues margins to continue to remain higher than in the prior year for the remainder of 2007.

Cost of product revenues excludes amortization of acquired technology resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology was $3.7 million and $5.7 million for the six months ended June 30, 2006 and 2007, respectively. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 28.7% for the six months ended June 30, 2007 as compared to 31.0% for the six months ended June 30, 2006. The results for the six months ended June 30, 2007 included six months of amortization expense related to amortization of acquired technology resulting from the WebCT merger as compared to the six months ended June 30, 2006, which only included four months of amortization expense following the completion of the merger on February 28, 2006.

Cost of professional services revenues.  Our cost of professional services revenues for the six months ended June 30, 2007 was $7.9 million, representing an increase of $0.2 million, or 2.9%, as compared to $7.7 million for the six months ended June 30, 2006. The results for the six months ended June 30, 2007 included six months of expenses related to the acquired WebCT operations as compared to the six months ended June 30, 2006 which only included four months of expenses related to the acquired WebCT operations following the completion of the merger on February 28, 2006. Cost of professional services revenues as a percentage of professional services revenues decreased to 63.7% for the six months ended June 30, 2007 from 69.0% for the six months ended June 30, 2006. The increase in professional services revenues margin was due to the increase in revenues from certain enhanced support and maintenance services during the six months ended June 30, 2007.

Research and development expenses.  Our research and development expenses for the six months ended June 30, 2007 were $14.0 million, representing an increase of $1.8 million, or 14.8%, as compared to $12.2 million for the six months ended June 30, 2006. This increase was primarily attributable to a $0.6 million increase in personnel-related costs due to higher average headcount and average salaries during 2007 as compared to 2006. The results for the six months ended June 30, 2007 included six months of expenses related to the acquired WebCT operations as compared to the six months ended June 30, 2006 which only included four months of expenses related to the acquired WebCT operations following the completion of the merger on February 28, 2006. In addition, there was a $0.8 million increase in professional services costs resulting from our continued efforts to increase the functionality of our products.

Sales and marketing expenses.  Our sales and marketing expenses for the six months ended June 30, 2007 were $31.2 million, representing an increase of $4.0 million, or 14.5%, as compared to $27.2 million for the six months ended June 30, 2006. This increase was primarily attributable to increased personnel-related costs due to increased average headcount, increased average salaries and increased stock-based compensation expense for sale and marketing employees during 2007 as compared to 2006. The results for the six months ended June 30, 2007 included six months of expenses related to the acquired WebCT operations as compared to the six months ended June 30, 2006 which only included four months of expenses related to the acquired WebCT operations following the completion of the merger on February 28, 2006.

General and administrative expenses.  Our general and administrative expenses for the six months ended June 30, 2007 were $17.9 million, representing an increase of $0.5 million, or 2.6%, as compared to $17.4 million for the six months ended June 30, 2006. This increase was primarily attributable to an increase in stock-based compensation expense for general and administrative function employees during the six months ended June 30, 2007.

Net interest expense.  Our net interest expense for the six months ended June 30, 2007 was $1.0 million, representing an increase of $0.7 million or 281.4%, as compared to $0.3 million for the six months ended June 30, 2006. This increase was primarily attributable to lower cash, cash equivalent and short-term investment balances during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 resulting from the use of cash for the acquisition of WebCT.

Other income (expense).  Our other income for the six months ended June 30, 2007 was $0.9 million and pertains to the remeasurement of our foreign subsidiaries ledgers, which are maintained in the subsidiary’s local foreign currency, into the United States dollar. Specifically, we recognized a translation gain related to our wholly-owned Canadian subsidiary as a result of the favorable change in the exchange rate of the Canadian Dollar into the US Dollar during 2007.

Income taxes.  Our provision for income taxes for the six months ended June 30, 2007 was $3.8 million as compared to a benefit of $2.6 million for the six months ended June 30, 2006. The increase in income taxes was due to our income before provision for income taxes during the six months ended June 30, 2007 as compared to our loss before benefit for income taxes for the six months ended June 30, 2006.

Liquidity and Capital Resources

Our cash and cash equivalents were $169.5 million at June 30, 2007 as compared to $30.8 million at December 31, 2006. The increase in cash and cash equivalents was primarily due to a convertible debt offering in which we issued and sold $165.0 million aggregate of the Notes.

Net cash provided by operating activities was $1.4 million during the six months ended June 30, 2007 as compared to net cash used in operating activities of $13.9 million during the six months ended June 30, 2006. This change for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily due to net income of $5.4 million for the six months ended June 30, 2007, which was an increase of $11.5 million from the net loss of $6.2 million for the six months ended June 30, 2006. Accounts receivable increased $12.3 million during the six months ended June 30, 2007 due to an increase in invoicing associated with increased sales to new and existing clients during 2007 as compared to 2006. Amortization of intangibles increased as the results for the six months ended June 30, 2007 included six months of amortization expense related to amortization of acquired technology intangibles resulting from the WebCT merger as compared to the six months ended June 30, 2006 which only included fours months of amortization expense following the completion of the merger on February 28, 2006. These increases in cash flow were offset, in part, by a decrease in deferred revenues. We recognize revenues on annually renewable agreements, which results in deferred revenues. Deferred revenues as of June 30, 2007 were $108.7 million, representing a decrease of $11.6 million, or 9.6%, from $120.3 million as of December 31, 2006. This decrease was due to the normal amortization of deferred revenues and the changes in the timing of certain client renewal invoicing.

Net cash used in investing activities was $10.7 million during the six months ended June 30, 2007 as compared to $97.8 million during the six months ended June 30, 2006. During the six months ended June 30, 2006, we paid $154.6 million in net cash related to the acquisition of WebCT. During the six months ended June 30, 2007, cash expenditures for purchase of property and equipment were $7.1 million, which represents approximately 6.2% of total revenues. During the six months ended June 30, 2007, we purchased technology for $1.5 million which will provide future functionality in our products and made $2.1 million in payments related to patent enforcement costs.

Net cash provided by financing activities was $148.0 million during the six months ended June 30, 2007 as compared to $63.4 million during the six months ended June 30, 2006. During the six months ended June 30, 2007, we received $7.8 million in proceeds from exercise of stock options as compared to $4.5 million for the six months ended June 30, 2006.

In June 2007, we issued and sold the Notes in a public offering and used part of the proceeds to terminate and satisfy in full our existing indebtedness outstanding pursuant to the senior secured credit facilities agreement, entered into in connection with the acquisition of WebCT, of $19.4 million and to pay all fees and expenses incurred in connection with the termination.

In connection with obtaining the Notes, we incurred $4.5 million in debt issuance costs. These costs were recorded as a debt discount and netted against the remaining principal amount outstanding. The debt discount is being amortized as interest expense using the effective interest method over the term of the Notes. During the six months ended June 30, 2007, we recorded total amortization expense, including amortization related to the Credit Agreement, of approximately $0.8 million as interest expense.

The Notes bear interest at a rate of 3.25% per year on the principal amount, accruing from June 20, 2007. Interest is payable semi-annually on January 1 and July 1, commencing on January 1, 2008. The Notes will mature on July 1, 2027, subject to earlier conversion, redemption or repurchase.

The Notes will be convertible, under certain circumstances, into cash or a combination of cash and our common stock at an initial base conversion rate of 15.4202 shares of common stock per $1,000 principal amount of Notes. The base conversion rate represents an initial base conversion price of approximately $64.85. If at the time of conversion the applicable price of our common stock exceeds the base conversion price, the conversion rate will be increased by up to an additional 9.5605 shares of our common stock per $1,000 principal amount of Notes, as determined pursuant to a specified formula. In general, upon conversion of a Note, the holder of such Note will receive cash equal to the principal amount of the Note and our common stock for the Note’s conversion value in excess of such principal amount.

Holders may surrender their Notes for conversion prior to the close of business on the business day immediately preceding the maturity date for the Notes only under the following circumstances: (1) prior to January 1, 2027, with respect to any calendar quarter beginning after June 30, 2007, if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the base conversion price per share of the Notes on such last trading day; (2) on or after January 1, 2027, until the close of business on the business day preceding maturity; or (3) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each day of that period was less than 95% of the product of the closing price of the Company’s common stock and the then applicable conversion rate of the Notes.

If a make-whole fundamental change, as defined in the Notes, occurs prior to July 1, 2011, we may be required in certain circumstances to increase the applicable conversion rate for any Notes converted in connection with such fundamental change by a specified number of shares of our common stock. The Notes may not be redeemed by us prior to July 1, 2011, after which they may be redeemed at 100% of the principal amount plus accrued interest. Holders of the Notes may require us to repurchase some or all of the Notes on July 1, 2011, July 1, 2017 and July 1, 2022, or in the event of certain fundamental change transactions, at 100% of the principal amount plus accrued interest.

The Notes are unsecured senior obligations and are effectively subordinated to all of our existing and future senior indebtedness to the extent of the assets securing such debt, and are effectively subordinated to all indebtedness and liabilities of our subsidiaries, including trade payables.

We believe that our existing cash and cash equivalents and future cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new products or services, the timing of enhancements to existing products and services and the timing of capital expenditures. Also, we may make investments in, or acquisitions of, complementary businesses, services or technologies, which could also require us to seek additional equity or debt financing. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

We do not have any off-balance sheet arrangements with unconsolidated entities or related parties, and, accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Interest income on our cash and cash equivalents is subject to interest rate fluctuations. For the quarter ended June 30, 2007, a one percentage point decrease in interest rates would have reduced our interest income by approximately $0.1 million.

We have accounts on our foreign subsidiaries ledgers which are maintained in the subsidiary’s local foreign currency and remeasured into the United States dollar. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of other countries in which we sell products and services. In particular, we have accounts recorded in Canadian dollars. Therefore, when the Canadian dollar strengthens or weakens against the United States dollar, net income is increased or decreased, respectively. Other income of $0.9 million was recorded during the quarter ended June 30, 2007. For the quarter ended June 30, 2007, a one percentage point adverse change in the exchange rate of the Canadian dollar into the United States dollar as of June 30, 2007 would have decreased other income by approximately $0.1 million.

Item 4.	Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations, including the Notes.

Our outstanding debt poses the following risks:

•	we will use a significant portion of our cash flow to pay interest on our outstanding debt and to pay principal when required, limiting the amount available for working capital, capital expenditures and other general corporate purposes;

•	lenders may be unwilling to lend additional amounts to us for future working capital needs, additional acquisitions or other purposes or may only be willing to provide funding on terms we would consider unacceptable;

•	if our cash flow were inadequate to make interest and principal payments on our debt, we might have to refinance our indebtedness and may not be successful in those efforts; and

•	our ability to finance working capital needs and general corporate purposes for the public and private markets, as well as the associated cost of funding is dependent, in part, on our credit ratings, which may be adversely affected by declining revenues.

We may be more vulnerable to adverse economic conditions than less leveraged competitors and thus, less able to withstand competitive pressures. Any of these events could reduce our ability to generate cash available for investment or debt repayment or to make improvements or respond to events that would enhance profitability. We may be able to incur significantly more debt in the future, which will increase each of the foregoing risks related to our indebtedness.

We may not be able to repurchase the Notes when required by the holders, including upon a fundamental change or other specified dates at the option of the holder, or pay cash upon conversion of the Notes.

Upon the occurrence of a fundamental change, holders of the Notes will have the right to require us to repurchase the Notes at a price in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. Any future credit agreement or other agreements relating to indebtedness to which we become a party may contain similar provisions. Holders will also have the right to require us to repurchase the Notes for cash on July 1, 2011, July 1, 2017 and July 1, 2022. Moreover, upon conversion of the Notes, we are required to settle a portion of the conversion obligation in cash. In the event that we are required to repurchase the Notes or upon conversion of the Notes, we may not have sufficient financial resources to satisfy all of our obligations under the Notes and our other debt instruments. Our failure to make the fundamental change offer, to pay the repurchase price when due, or to pay cash upon conversion of Notes, would result in a default under the indenture governing the Notes. Any default under our indebtedness could have a material adverse effect on our business, results of operations and financial condition.

Provisions of the Notes could discourage an acquisition of us by a third party.

Certain provisions of the Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the Notes will have the right, at their option, to require us to repurchase all or a portion of their Notes at a price equal to 100% of the principal amount of Notes to be repurchased, plus accrued and unpaid interest. In addition, pursuant to the terms of the Notes, we may not enter into certain mergers unless, among other things, the surviving entity assumes all of our obligations under the indenture and the Notes.

Conversion of the Notes may affect the market price of our common stock and may dilute the ownership of existing stockholders.

The conversion of some or all of the Notes and any sales in the public market of our common stock issued upon such conversion could adversely affect the market price of our common stock. The existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress our common stock price. In addition, the conversion of some or all of the Notes could dilute the ownership interests of existing stockholders to the extent that shares of our common stock are issued upon conversion.

Our reported earnings per share may be more volatile because of the contingent conversion provision of the Notes.

The Notes may have a dilutive effect on earnings per share in any period in which the market price of our common stock exceeds the conversion price for the Notes as a result of the inclusion of the underlying shares in the fully diluted earnings per share calculation. Volatility in our stock price could cause this condition or other conversion conditions to be met in one quarter and not in a subsequent quarter, increasing the volatility of fully diluted earnings per share.

The accounting method for convertible debt securities with net share settlement, like the Notes, may be subject to change.

For the purpose of calculating diluted earnings per share, a convertible debt security providing for net share settlement and meeting specified requirements under U.S. generally accepted accounting principles, or GAAP, may be accounted for similar to non-convertible debt, with the stated coupon constituting interest expense and any shares potentially issuable upon conversion of the security included in the denominator for the calculation of diluted earnings per share. The shares potentially issuable upon conversion are not included in the calculation of diluted earnings per share until the Notes are “in the money.” The FASB is considering alternatives to this treatment, including treatments that would result in additional interest expense as a result of amortizing the amount allocated to the equity component over the term of the instrument, which would adversely affect income available to common stockholders. We cannot determine the outcome of the FASB deliberations, whether the FASB will require that net share settled securities be accounted for under the existing method, one of the alternative methods under consideration, or some other method, or when any change would be implemented or whether it would be implemented retroactively or prospectively. We also cannot determine any other changes in GAAP that may be made affecting accounting for convertible debt securities. Any change in the accounting method for convertible debt securities could have an adverse impact on our future financial results.

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

Our primary competitors for the Blackboard Academic Suite are companies and open source solutions that provide course management systems, such as ANGEL Learning, Inc., Desire2Learn Inc., eCollege.com, Jenzabar, Inc., Moodle, The Sakai Project, VCampus Educator and WebTycho; learning content management systems, such as HarvestRoad Ltd. and Concord USA, Inc.; and education enterprise information portal technologies, such as SunGard SCT Inc., an operating unit of SunGard Data Systems Inc. We also face competition from clients and potential clients who develop their own applications internally, large diversified software vendors who offer products in numerous markets including the education market and other open source software applications. Our competitors for the Blackboard Commerce Suite include companies that provide transaction systems, security and access systems, and off-campus merchant relationship programs.

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

If our net operating loss carryforwards are further limited, and we have taxable income which exceeds the available net operating loss carryforwards for that period, we would incur an income tax liability even though net operating loss carryforwards may be available in future years prior to their expiration, which may adversely affect our future cash flow, financial position and financial results.

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

A third party may assert that our technology violates its intellectual property rights. As the number of products in our markets increases and the functionality of these products further overlaps, we believe that infringement claims will become more common. Any claims, regardless of their merit, could:

•	be expensive and time consuming to defend;

•	force us to stop licensing our products that incorporate the challenged intellectual property;

•	require us to redesign our products and reimburse certain costs to our clients;

•	divert management’s attention and other company resources; and

•	require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, or at all.

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

We held our annual meeting of stockholders on June 7, 2007. At the annual meeting, our stockholders elected the persons listed below as Class II directors of our board of directors, approved an amendment to our Amended and Restated 2004 Stock Incentive Plan to increase the number of shares authorized for issuance under the plan from 4,600,000 to 5,800,000, and ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The voting results of the meeting are presented in the following tables:

	FOR	WITHHELD

Election of Directors
Matthew Pittinsky	26,182,245	1,113,288
Frank Gatti	26,476,659	818,934
Beth Kaplan	26,839,708	455,795

	FOR	AGAINST	ABSTAIN

Ratification of Selection of Independent Public Accounting Firm	26,688,577	581,727	25,198
Approval of the Amended and Restated
2004 Stock Incentive Plan to increase the number of shares authorized for issuance under the plan from 4,600,000 to 5,800,000	18,024,070	2,715,481	49,280

Item 6.	Exhibits.

(a) Exhibits:

Exhibit No.	Description

4.1	Indenture, dated as of June 20, 2007, between Blackboard Inc. and U.S. Bank National Association, as trustee (previously filed on June 20, 2007 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated herein by reference).
10.1	Amended and Restated 2004 Stock Incentive Plan.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blackboard Inc.

By:	/s/ Michael J. Beach
Michael J. Beach
Chief Financial Officer
(On behalf of the registrant and as Principal
Financial Officer)

Dated: August 7, 2007