Form 10-Q
period 2007-09-30
BLACKBOARD INC
filed 2007-11-08
CIK 1106942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2007
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
(202) 463-4860

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class	Outstanding at October 31, 2007

Common Stock, $0.01 par value	29,129,752

Blackboard Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2007

INDEX

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “Blackboard” refer to Blackboard Inc. and its subsidiaries.

ii

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BLACKBOARD INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	September 30,
	2006	2007
		(Unaudited)

Current assets:
Cash and cash equivalents	$30,776	$208,032
Accounts receivable, net of allowance for doubtful accounts of $767 and $821 at December 31, 2006 and September 30, 2007, respectively	52,394	65,818
Inventories	2,377	2,156
Prepaid expenses and other current assets	3,514	5,690
Deferred tax asset, current portion	7,326	8,480
Deferred cost of revenues, current portion	7,983	8,656

Total current assets	104,370	298,832
Deferred tax asset, noncurrent portion	25,431	21,619
Deferred cost of revenues, noncurrent portion	4,253	3,658
Restricted cash	1,999	2,337
Property and equipment, net	12,761	16,179
Goodwill	101,644	105,730
Intangible assets, net	56,841	44,986

Total assets	$307,299	$493,341

Current liabilities:
Accounts payable	$2,238	$1,116
Accrued expenses	20,519	22,194
Term loan, current portion	246	—
Deferred rent, current portion	371	144
Deferred revenues, current portion	117,972	130,507

Total current liabilities	141,346	153,961
Term loan, noncurrent portion, net of debt discount of $777	23,377	—
Notes payable, net of debt discount of $3,969	—	161,031
Deferred rent, noncurrent portion	157	739
Deferred revenues, noncurrent portion	2,298	3,229
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 28,248,214 and 29,079,610 shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively	282	291
Additional paid-in capital	231,331	257,493
Accumulated deficit	(91,492)	(83,403)

Total stockholders’ equity	140,121	174,381

Total liabilities and stockholders’ equity	$307,299	$493,341

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

Revenues:
Product	$43,435	$53,993	$113,597	$156,273
Professional services	6,919	7,569	18,046	19,973

Total revenues	50,354	61,562	131,643	176,246
Operating expenses:
Cost of product revenues, excludes $2,800 and $2,928 for the three months ended September 30, 2006 and 2007, respectively, and $6,533 and $8,676 for the nine months ended September 30, 2006 and 2007, respectively, in amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below(1)	11,354	11,955	29,348	35,611
Cost of professional services revenues(1)	4,385	4,437	12,061	12,339
Research and development(1)	8,000	6,927	20,157	20,842
Sales and marketing(1)	16,678	18,215	43,920	49,418
General and administrative(1)	9,661	10,383	27,063	28,242
Amortization of intangibles resulting from acquisitions	5,377	5,496	12,591	16,388

Total operating expenses	55,455	57,413	145,140	162,840

(Loss) income from operations	(5,101)	4,149	(13,497)	13,406
Other (expense) income, net:
Interest expense	(1,860)	(1,920)	(3,756)	(3,835)
Interest income	341	2,420	1,974	3,332
Other (expense) income	(155)	1,021	(301)	1,970

(Loss) income before benefit (provision) for income taxes	(6,775)	5,670	(15,580)	14,873
Benefit (provision) for income taxes	2,000	(2,391)	4,642	(6,211)

Net (loss) income	$(4,775)	$3,279	$(10,938)	$8,662

Net (loss) income per common share:
Basic	$(0.17)	$0.11	$(0.39)	$0.30

Diluted	$(0.17)	$0.11	$(0.39)	$0.29

Weighted average number of common shares:
Basic	27,922,879	28,956,253	27,760,438	28,668,076

Diluted	27,922,879	30,116,974	27,760,438	29,981,276

(1) Includes the following amounts related to stock-based compensation:
Cost of product revenues	$113	$183	$277	$469
Cost of professional services revenues	150	181	519	471
Research and development	168	102	444	351
Sales and marketing	899	1,248	2,239	3,178
General and administrative	931	1,817	2,559	4,292

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
	Ended September 30,
	2006	2007
	(In thousands)

Cash flows from operating activities
Net (loss) income	$(10,938)	$8,662
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income tax benefit	(6,078)	(2,278)
Excess tax benefit from stock-based compensation	(248)	(6,233)
Amortization of debt discount	940	1,352
Depreciation and amortization	6,572	7,858
Amortization of intangibles resulting from acquisitions	12,591	16,388
Change in allowance for doubtful accounts	(143)	54
Noncash stock-based compensation	6,038	8,761
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(30,712)	(13,478)
Inventories	(637)	221
Prepaid expenses and other current assets	496	(2,176)
Deferred cost of revenues	(1,745)	(78)
Accounts payable	(575)	(1,122)
Accrued expenses	(4,883)	8,038
Deferred rent	(142)	355
Deferred revenues	40,048	13,466

Net cash provided by operating activities	10,584	39,790
Cash flows from investing activities
Acquisition of WebCT, Inc., net of cash acquired	(154,628)	—
Purchases of property and equipment	(8,188)	(11,154)
Payments for patent enforcement costs	—	(2,978)
Purchase of intangible assets	—	(1,530)
Sale of held-to-maturity investments	23,546	—
Sale of available-for-sale investments	39,056	—

Net cash used in investing activities	(100,214)	(15,662)
Cash flows from financing activities
Proceeds from revolving credit facility	10,000	—
Payments on revolving credit facility	(10,000)	—
Proceeds from term loan	57,522	—
Payments on term loan	(15,450)	(24,400)
Proceeds from notes payable	—	160,456
Release of letter of credit	1,517	—
Payments on letters of credit	—	(338)
Excess tax benefits from stock-based compensation	248	6,233
Proceeds from exercise of stock options	6,943	11,177

Net cash provided by financing activities	50,780	153,128

Net (decrease) increase in cash and cash equivalents	(38,850)	177,256
Cash and cash equivalents at beginning of period	75,895	30,776

Cash and cash equivalents at end of period	$37,045	$208,032

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2006 and 2007

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of fair value information about financial instruments, whether or not recognized

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. As of September 30, 2007, the fair value of the Company’s long-term debt was $178.2 million based on the quoted market price.

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. As a result of the implementation of FIN 48, the Company recognized an increase of $0.5 million in the unrecognized tax benefit liability, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance. At September 30, 2007, the Company’s unrecognized tax benefit liability totaled $0.6 million, all of which would affect the Company’s effective tax rate if recognized. Also, upon adoption of FIN 48, the Company reclassified $1.0 million of previously accrued tax contingencies which were included in accrued expenses and recorded an offsetting valuation allowance against certain deferred tax assets that were recorded on the consolidated balance sheets at December 31, 2006. The Company did not record any interest or penalties related to its adoption of FIN 48. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company is not aware of any unrecognized tax benefits that may significantly increase or decrease within the next twelve months.

Cost of Product Revenues

Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology was $2.8 million and $2.9 million for the three months ended September 30, 2006 and 2007, respectively, and $6.5 million and $8.7 million for the nine months ended September 30, 2006 and 2007, respectively.

Basic and Diluted Net (Loss) Income per Common Share

Basic net (loss) income per common share excludes dilution for potential common stock issuances and is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period. Diluted net (loss) income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following schedule presents the calculation of basic and diluted net (loss) income per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(Unaudited)
	(In thousands, except share and per share amounts)

Net (loss) income	$(4,775)	$3,279	$(10,938)	$8,662

Weighted average shares outstanding, basic	27,922,879	28,956,253	27,760,438	28,668,076
Dilutive effect of:
Stock options related to the purchase of common stock	—	1,160,721	—	1,313,200

Weighted average shares outstanding, diluted	27,922,879	30,116,974	27,760,438	29,981,276

Basic net (loss) income per common share	$(0.17)	$0.11	$(0.39)	$0.30

Diluted net (loss) income per common share	$(0.17)	$0.11	$(0.39)	$0.29

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

Comprehensive Net (Loss) Income

Comprehensive net (loss) income includes net (loss) income, combined with unrealized gains and losses not included in earnings and reflected as a separate component of stockholders’ equity. There were no material differences between net (loss) income and comprehensive net (loss) income for the three and nine months ended September 30, 2006 and 2007.

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

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has utilized the Black-Scholes valuation model to estimate the fair value of the stock options granted during all periods. As follows are the weighted-average assumptions used in valuing the stock options granted during the nine months ended September, 30, 2006 and 2007 and a discussion of the Company’s method.

	Nine Months Ended September 30,
	2006	2007

Dividend yield	0%	0%
Expected volatility	42.0%	42.7%
Risk-free interest rate	4.8%	4.6%
Expected life of options	4.9 years	5.1 years
Forfeiture rate	10%	15%

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

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Expected life of the options — This is the period of time that the options granted are expected to remain outstanding. The Company uses the short-cut method to determine the expected life of the options as prescribed under the provisions of Staff Accounting Bulletin No. 107, “Share-Based Payment.” Options granted during the nine months ended September 30, 2007 have a maximum term of eight years.

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

The compensation cost that has been recognized in the consolidated statements of operations for the Company’s stock option plans was $6.0 million and $8.8 million for the nine months ended September 30, 2006 and 2007, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $0.2 million and $6.2 million for the nine months ended September 30, 2006 and 2007, respectively. For stock subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.

As of September 30, 2007, approximately 2.0 million shares of common stock were available for future grants under the Company’s Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”) and no options were available for future grants under the Company’s Amended and Restated Stock Incentive Plan adopted in 1998. Stock options granted under the 2004 Plan generally vest over a three-year to four-year period and have an eight-year to ten-year expiration period. On June 7, 2007, at the Company’s Annual Meeting of Stockholders, the stockholders approved an amendment to the 2004 Plan to increase the number of shares authorized for issuance under the 2004 Plan from 4.6 million to 5.8 million. In October 2007, 26,500 options were granted under the 2004 Plan.

A summary of option activity under the Company’s option plans as of September 30, 2007, and changes during the nine months then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Shares	Price/Share	Intrinsic Value

Options exercisable at December 31, 2006	1,810,267	$11.85

Options outstanding at December 31, 2006	3,922,045	$18.76
Granted	1,392,750	$34.46
Exercised	(824,487)	$13.38	$20,000
Canceled	(154,885)	$23.89

Options outstanding at September 30, 2007	4,335,423	$24.65	$91,856

Options exercisable at September 30, 2007	1,746,938	$16.31	$51,596

The weighted average remaining contractual life for all options outstanding under the Company’s stock option plans at September 30, 2007 was 6.4 years. The weighted average remaining contractual life for exercisable stock

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options at September 30, 2007 was 5.2 years. The weighted average fair market value of the options at the date of grant for options granted during the nine months ended September 30, 2007 was $15.44.

As of September 30, 2007, there was approximately $31.1 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s option plans. The cost is expected to be recognized through February 2013 with a weighted average recognition period of approximately 1.5 years.

5.	Inventories

	December 31,	September 30,
	2006	2007
		(Unaudited)
	(In thousands)

Raw materials	$799	$804
Work-in-process	658	654
Finished goods	920	698

Total inventories	$2,377	$2,156

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Goodwill and Intangible Assets, Net

The carrying amounts of goodwill and intangible assets as of December 31, 2006 and September 30, 2007 are as follows:

	December 31,	September 30,
	2006	2007
		(Unaudited)
	(In thousands)

Goodwill	$101,644	$105,730

Acquired technology	$44,107	$45,637
Contracts and customer lists	45,042	45,042
Non-compete agreements	2,043	2,043
Trademarks and domain names	71	71
Patents and related costs	944	4,071

Subtotal	92,207	96,864
Less accumulated amortization	(35,366)	(51,878)

Intangible assets, net	$56,841	$44,986

Intangible assets from acquisitions are amortized over three to five years. Amortization expense related to intangible assets was approximately $12.6 million and $16.5 million for the nine months ended September 30, 2006 and 2007, respectively.

During the quarter ended March 31, 2007, the Company purchased technology for $1.5 million which will provide future functionality in the Company’s products. The technology is classified as acquired technology and recorded as intangible assets on the consolidated balance sheets at September 30, 2007 and is being amortized over three years.

As discussed in Note 3, goodwill increased $3.9 million related to the recording of a valuation allowance against deferred tax assets attributable to WebCT net operating losses that may be subject to limitations under Section 382 of the Internal Revenue Code.

During the nine months ended September 30, 2007, the Company capitalized $3.1 million in costs related to defending and protecting patents and amortized approximately $0.1 million.

7.	Credit Facilities

In connection with the acquisition of WebCT, the Company paid a portion of the purchase price using borrowings under a $70.0 million senior secured credit facilities agreement with Credit Suisse (the “Credit Agreement”). The Credit Agreement provided for a $60.0 million senior secured term loan facility repayable over six years and a $10.0 million senior secured revolving credit facility due and payable in full at the end of five years. The Company repaid $10.0 million on the revolving credit facility on March 28, 2006. The Credit Agreement allowed for voluntary principal prepayments of principal with no penalty.

In connection with obtaining the Credit Agreement, the Company incurred $2.5 million in debt issuance costs which were recorded as a debt discount and netted against the remaining principal outstanding. These costs were being amortized as interest expense using the effective interest method over the term of the Credit Agreement and such amortization was adjusted for any prepayments on the term loan facility. During the nine months ended September 30, 2007, the Company recognized approximately $0.7 million in additional interest expense associated with the acceleration in the amortization of the debt discount due to the prepayment of debt principal.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2007, the Company issued and sold $165.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2027 (the “Notes”) in a public offering. The Company used a portion of the proceeds to terminate and satisfy in full the Company’s existing indebtedness outstanding pursuant to the Credit Agreement of $19.4 million and to pay all fees and expenses incurred in connection with the termination. The Company did not pay any prepayment premium or penalties in connection with the early termination of the Credit Agreement.

In connection with obtaining the Notes, the Company incurred $4.5 million in debt issuance costs. These costs were recorded as a debt discount and netted against the remaining principal amount outstanding. The debt discount is being amortized as interest expense using the effective interest method over the term of the Notes. During the nine months ended September 30, 2007, the Company recorded total amortization expense, including amortization related to the Credit Agreement, of approximately $1.4 million as interest expense.

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

Holders may surrender their Notes for conversion at any time prior to the close of business on the business day immediately preceding the maturity date for the Notes only under the following circumstances: (1) prior to January 1, 2027, with respect to any calendar quarter beginning after June 30, 2007, if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the base conversion price per share of the Notes on such last trading day; (2) on or after January 1, 2027, until the close of business on the business day preceding maturity; or (3) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each day of that period was less than 95% of the product of the closing price of the Company’s common stock and the then applicable conversion rate of the Notes.

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

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Major components of our cost of product revenues include license and other fees that we owe to third parties upon licensing software, and the cost of hardware that we bundle with our software. We initially defer these costs and recognize them into expense over the period in which the related revenue is recognized. Cost of product revenues also includes amortization of internally developed technology available for sale, employee compensation, stock-based compensation and benefits for personnel supporting our hosting, support and production functions, as well as related facility rent, communication costs, utilities, depreciation expense and cost of external professional services used in these functions. All of these costs are expensed as incurred. The costs of third-party software and hardware that is not bundled with software are also expensed when incurred, normally upon delivery to our client. Cost of product revenues excludes $2.8 million and $2.9 million for the three months ended September 30, 2006 and 2007, respectively, and $6.5 million and $8.7 million for the nine months ended September 30, 2006 and 2007, respectively, in amortization of acquired technology included in amortization of intangibles resulting from acquisitions.

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

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. As a result of the implementation of FIN 48, we recognized an increase of $0.5 million in the unrecognized tax benefit liability, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance. As of September 30, 2007, our unrecognized tax benefit liability totaled $0.6 million, all of which would affect our effective tax rate if recognized. Also, upon adoption of FIN 48, we reclassified $1.0 million of previously accrued tax contingencies which were included in accrued expenses and recorded an offsetting valuation allowance against certain deferred tax assets that were recorded on the consolidated balance sheets at December 31, 2006. We did not record any interest or penalties related to our adoption of FIN 48. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.

Stock-Based Compensation.  Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2005), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all equity-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS  No. 123, “Accounting for Stock-Based Compensation” and (b) compensation cost for all equity-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

As of September 30, 2007, there was approximately $31.1 million of total unrecognized compensation cost related to unvested stock options granted under our option plans. The cost is expected to be recognized through February 2013 with a weighted average recognition period of approximately 1.5 years.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
		(Unaudited)

Revenues:
Product	86%	88%	86%	89%
Professional services	14	12	14	11

Total revenues	100	100	100	100
Operating expenses:
Cost of product revenues, excludes amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below	22	19	22	20
Cost of professional services revenues	9	7	9	7
Research and development	16	11	15	12
Sales and marketing	33	30	33	28
General and administrative	19	17	21	16
Amortization of intangibles resulting from acquisitions	11	9	10	9

Total operating expenses	110	93	110	92

(Loss) income from operations	(10)%	7%	(10)%	8%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Our total revenues for the three months ended September 30, 2007 were $61.6 million, representing an increase of $11.2 million, or 22.3%, as compared to $50.4 million for the three months ended September 30, 2006.

A detail of our total revenues by classification is as follows:

	Three Months Ended September 30,
	2006			2007
		Professional			Professional
	Product	Services		Product	Services
	Revenues	Revenues	Total	Revenues	Revenues	Total
	(Unaudited)
	(In millions)

Recurring ratable revenues	$34.7	$0.6	$35.3	$45.2	$0.8	$46.0
Non-recurring ratable revenues	5.4	—	5.4	5.5	—	5.5
Other revenues	3.3	6.3	9.7	3.3	6.8	10.1

Total revenues	$43.4	$6.9	$50.4	$54.0	$7.6	$61.6

Product revenues.  Product revenues, including domestic and international, for the three months ended September 30, 2007 were $54.0 million, representing an increase of $10.6 million, or 24.3%, as compared to $43.4 million for the three months ended September 30, 2006. Recurring ratable product revenues increased by $10.5 million, or 30.3%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. This increase was primarily due to a $7.1 million increase in revenues from Blackboard Learning System enterprise licenses which was attributable to current and prior period sales to new and existing clients, including clients resulting from the WebCT merger, the continued shift of our existing clients from the Blackboard Learning System basic products to the Blackboard Learning System enterprise products and the cross-

selling of other enterprise products to existing clients. The Blackboard Learning System enterprise products have additional functionality that is not available in the Blackboard Learning System basic products and consequently some Blackboard Learning System basic product clients upgrade to the Blackboard Learning System enterprise products. Licenses of the enterprise version of the Blackboard Learning System enterprise products have higher average pricing, which normally results in at least twice the contractual value as compared to Blackboard Learning System basic product licenses. The further increase in recurring ratable product revenues was due to a $2.7 million increase in hosting revenues and the remaining increase resulted from increases in revenues from our other software products. The 2006 revenues were reduced due to the fair value adjustment to the acquired WebCT deferred revenue balances in purchase accounting subsequent to the closing of the WebCT merger.

The increase in non-recurring ratable product revenues was primarily due to an increase in sales of Blackboard Commerce Suite hardware products.

Of our total revenues, our total international revenues for the three months ended September 30, 2007 were $13.2 million, representing an increase of $3.9 million, or 41.9%, as compared to $9.3 million for the three months ended September 30, 2006. International product revenues, which consist primarily of recurring ratable product revenues, were $11.9 million for the three months ended September 30, 2007, representing an increase of $3.7 million, or 45.1%, as compared to $8.2 million for the three months ended September 30, 2006. The increase in international recurring ratable product revenues was primarily due to an increase in international revenues from Blackboard Academic Suite enterprise products, which include former WebCT products, resulting from prior period sales to new and existing clients. In addition, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.

Professional services revenues.  Professional services revenues for the three months ended September 30, 2007 were $7.6 million, representing an increase of $0.7 million, or 9.4%, as compared to $6.9 million for the three months ended September 30, 2006. The increase in professional services was primarily attributable to increased sales of certain enhanced support and maintenance services. As a percentage of total revenues, professional services revenues for the three months ended September 30, 2007 were 12.3% as compared to 13.7% for the three months ended September 30, 2006. This decrease was due primarily to the impact of purchase accounting adjustments to WebCT’s beginning deferred revenue balances subsequent to the closing of the WebCT merger during 2006. As a result of the fair value adjustment to the acquired deferred revenue balances during 2006, we expect the percentage of professional services revenues to continue to remain lower than in the prior year and for this trend to continue for the remainder of 2007.

Cost of product revenues.  Our cost of product revenues for the three months ended September 30, 2007 was $11.9 million, representing an increase of $0.6 million, or 5.3%, as compared to $11.4 million for the three months ended September 30, 2006. The increase in cost of product revenues was primarily due to a $0.7 million increase in expenses related to hosting services due to the increase in the number of clients, including former WebCT clients, contracting for new hosting services or existing clients expanding their existing hosting arrangements. The increase was partially offset by a decrease of $0.2 million in hardware costs primarily associated with third party products sold with the Blackboard Transaction System. Cost of product revenues as a percentage of product revenues decreased to 22.1% for the three months ended September 30, 2007 from 26.1% for the three months ended September 30, 2006. This increase in product revenues margin was due primarily to the fair value adjustment to the acquired WebCT deferred revenue balances during 2006. Consequently, we expect our product revenues margins to continue to remain higher than in the prior year for the remainder of 2007.

Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology was $2.8 million and $2.9 million for the three months ended September 30, 2006 and 2007, respectively. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 27.6% for the three months ended September 30, 2007 as compared to 32.6% for the three months ended September 30, 2006.

Cost of professional services revenues.  Our cost of professional services revenues for the three months ended September 30, 2006 and 2007 was $4.4 million. Cost of professional services revenues as a percentage of professional services revenues decreased to 58.6% for the three months ended September 30, 2007 from 63.4% for the three months ended September 30, 2006. The increase in professional services revenues margin was due to the increase in revenues from certain enhanced support and maintenance services during the three months ended September 30, 2007.

Research and development expenses.  Our research and development expenses for the three months ended September 30, 2007 were $6.9 million, representing a decrease of $1.1 million, or 13.4%, as compared to $8.0 million for the three months ended September 30, 2006. This decrease was primarily attributable to decreased personnel-related costs due to higher average headcount during the three months ended September 30, 2006 as compared to the three months ended September 30, 2007.

Sales and marketing expenses.  Our sales and marketing expenses for the three months ended September 30, 2007 were $18.2 million, representing an increase of $1.5 million, or 9.2%, as compared to $16.7 million for the three months ended September 30, 2006. This increase was primarily attributable to increased general marketing activities of $0.9 million and increased stock-based compensation expense for sales and marketing function employees of $0.3 million. Further, bad debt expense of $0.3 million was recorded during the three months ended September 30, 2007. We did not record any bad debt expense during the three months ended September 30, 2006.

General and administrative expenses.  Our general and administrative expenses for the three months ended September 30, 2007 were $10.4 million, representing an increase of $0.7 million, or 7.5%, as compared to $9.7 million for the three months ended September 30, 2006. This increase was primarily attributable to increased stock-based compensation expense of $0.9 million for general and administrative function employees during 2007. This increase was partially offset by decreased professional services expenses of $0.2 million associated with increased legal, accounting and integration costs resulting from the acquisition of WebCT during 2006.

Net interest (expense) income.  Our net interest income for the three months ended September 30, 2007 was $0.5 million, representing an increase of $2.0 million, or 132.9%, as compared to net interest expense of $1.5 million for the three months ended September 30, 2006. This increase was primarily attributable to interest income earned on higher average cash and cash equivalents balances during 2007 as compared to 2006 resulting from proceeds received in connection with the 3.25% Convertible Senior Notes due 2027 issued during 2007. Interest income was partially offset by interest expense incurred in connection with the 3.25% Convertible Senior Notes due 2027 issued during 2007. Interest expense recorded during 2006 resulted from the credit facilities agreement we entered into with Credit Suisse to fund a portion of the acquisition of WebCT.

Other (expense) income.  Our other income for the three months ended September 30, 2007 was $1.0 million and pertains to the remeasurement of our foreign subsidiaries ledgers, which are maintained in the respective subsidiary’s local foreign currency, into the United States dollar. Specifically, we recognized a translation gain related to our wholly-owned Canadian subsidiary as a result of the favorable change in the exchange rate of the Canadian Dollar into the US Dollar during 2007.

Benefit (provision) for income taxes.  Our provision for income taxes for the three months ended September 30, 2007 was $2.4 million as compared to a benefit of $2.0 million for the three months ended September 30, 2006. This increase was due to our income before provision for income taxes during the three months ended September 30, 2007 as compared to our loss before benefit for income taxes during the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Our total revenues for the nine months ended September 30, 2007 were $176.2 million, representing an increase of $44.6 million, or 33.9%, as compared to $131.6 million for the nine months ended September 30, 2006.

A detail of our total revenues by classification is as follows:

	Nine Months Ended September 30,
	2006			2007
		Professional			Professional
	Product	Services		Product	Services
	Revenues	Revenues	Total	Revenues	Revenues	Total
	(Unaudited)
	(In millions)

Recurring ratable revenues	$91.5	$1.4	$92.9	$131.1	$2.3	$133.4
Non-recurring ratable revenues	14.6	—	14.6	16.2	—	16.2
Other revenues	7.5	16.6	24.1	9.0	17.6	26.6

Total revenues	$113.6	$18.0	$131.6	$156.3	$19.9	$176.2

Product revenues.  Product revenues, including domestic and international, for the nine months ended September 30, 2007 were $156.3 million, representing an increase of $42.7 million, or 37.6%, as compared to $113.6 million for the nine months ended September 30, 2006. Recurring ratable product revenues increased by $39.6 million, or 43.2%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. This increase was primarily due to a $29.4 million increase in revenues from Blackboard Learning System enterprise licenses which was attributable to current and prior period sales to new and existing clients, including clients resulting from the WebCT merger, the continued shift of our existing clients moving from the Blackboard Learning System basic products to the Blackboard Learning System enterprise products and cross-selling other enterprise products to existing clients. The Blackboard Learning System enterprise products have additional functionality that is not available in the Blackboard Learning System basic products and consequently some Blackboard Learning System basic product clients upgrade to the Blackboard Learning System enterprise products. Licenses of the enterprise version of the Blackboard Learning System enterprise products have higher average pricing, which normally results in at least twice the contractual value as compared to Blackboard Learning System basic product licenses. The further increase in recurring ratable product revenues was due to a $6.4 million increase in hosting revenues and the remaining increase resulted from increases in revenues from our other software products. The results for the nine months ended September 30, 2007 included nine months of revenues related to clients acquired in the WebCT merger as compared to the nine months ended September 30, 2006 which only included seven months of revenues related to clients acquired in the WebCT merger following the completion of the merger on February 28, 2006. The 2006 revenues were further reduced due to the fair value adjustment to the acquired WebCT deferred revenue balances in purchase accounting subsequent to the closing of the WebCT merger.

The increase in non-recurring ratable product revenues was primarily due to an increase in sales of Blackboard Commerce Suite hardware products.

The increase in other product revenues was primarily due to an increase in third party hardware and software revenues, an increase in publisher revenues due to the inclusion of WebCT publisher relationships and an increase in Blackboard One revenues due to an increase in prior period sales.

Of our total revenues, our total international revenues for the nine months ended September 30, 2007 were $38.6 million, representing an increase of $14.4 million, or 59.5%, as compared to $24.2 million for the nine months ended September 30, 2006. International product revenues, which consist primarily of recurring ratable product revenues, were $34.8 million for the nine months ended September 30, 2007, representing an increase of $13.7 million, or 64.9%, as compared to $21.1 million for the nine months ended September 30, 2006. The increase in international recurring ratable product revenues was primarily due to an increase in international revenues from Blackboard Academic Suite enterprise products, which include former WebCT products, resulting from prior period sales to new and existing clients. In addition, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.

Professional services revenues.  Professional services revenues for the nine months ended September 30, 2007 were $19.9 million, representing an increase of $1.9 million, or 10.7%, as compared to $18.0 million for the nine months ended September 30, 2006. The increase in professional services was primarily attributable to increased sales of certain enhanced support and maintenance services. As a percentage of total revenues, professional services revenues for the nine months ended September 30, 2007 were 11.3% as compared to 13.7% for the nine months ended September 30, 2006. This decrease was due primarily to the impact of purchase accounting adjustments to WebCT’s beginning deferred revenue balances subsequent to the closing of the WebCT merger during 2006. As a result of the fair value adjustment to the acquired deferred revenue balances during 2006, we expect the percentage of professional services revenues to continue to remain lower than in the prior year and for this trend to continue for the remainder of 2007.

Cost of product revenues.  Our cost of product revenues for the nine months ended September 30, 2007 was $35.6 million, representing an increase of $6.3 million, or 21.3%, as compared to $29.3 million for the nine months ended September 30, 2006. The increase in cost of product revenues was primarily due to a $2.7 million increase in expenses related to hosting services due to the increase in the number of clients, including former WebCT clients, contracting for new hosting services or existing clients expanding their existing hosting arrangements. Further, the increase was due to a $1.7 million increase in our technical support expenses primarily due to increased personnel costs. The results for the nine months ended September 30, 2007 included nine months of expenses related to the acquired WebCT operations as compared to the nine months ended September 30, 2006 which only included seven months of expenses related to the acquired WebCT operations following the completion of the merger on February 28, 2006. Further, the increase was due to a $1.6 million increase in hardware and software costs primarily associated with third party products sold with the Blackboard Transaction System. Cost of product revenues as a percentage of product revenues decreased to 22.8% for the nine months ended September 30, 2007 from 25.8% for the nine months ended September 30, 2006. This increase in product revenues margin was due primarily to the impact of purchase accounting adjustments to WebCT’s beginning deferred revenue balances subsequent to the closing of the WebCT merger during 2006. Consequently, we expect our product revenues margins to continue to remain higher than in the prior year for the remainder of 2007.

Cost of product revenues excludes amortization of acquired technology resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology was $6.5 million and $8.7 million for the nine months ended September 30, 2006 and 2007, respectively. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 28.3% for the nine months ended September 30, 2007 as compared to 31.6% for the nine months ended September 30, 2006. The results for the nine months ended September 30, 2007 included nine months of amortization expense related to amortization of acquired technology resulting from the WebCT merger as compared to the nine months ended September 30, 2006, which only included seven months of amortization expense following the completion of the merger on February 28, 2006.

Cost of professional services revenues.  Our cost of professional services revenues for the nine months ended September 30, 2007 was $12.3 million, representing an increase of $0.3 million, or 2.3%, as compared to $12.1 million for the nine months ended September 30, 2006. The results for the nine months ended September 30, 2007 included nine months of expenses related to the acquired WebCT operations as compared to the nine months ended September 30, 2006 which only included seven months of expenses related to the acquired WebCT operations following the completion of the merger on February 28, 2006. Cost of professional services revenues as a percentage of professional services revenues decreased to 61.8% for the nine months ended September 30, 2007 from 66.8% for the nine months ended September 30, 2006. The increase in professional services revenues margin was due to the increase in revenues from certain enhanced support and maintenance services during the nine months ended September 30, 2007.

Research and development expenses.  Our research and development expenses for the nine months ended September 30, 2007 were $20.8 million, representing an increase of $0.7 million, or 3.4%, as compared to $20.2 million for the nine months ended September 30, 2006. This increase was primarily attributable to a $1.0 million increase in professional services costs resulting from our continued efforts to increase the functionality of our products. This increase was partially offset by decreased personnel-related costs of $0.2 million due to higher average headcount during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2007.

Sales and marketing expenses.  Our sales and marketing expenses for the nine months ended September 30, 2007 were $49.4 million, representing an increase of $5.5 million, or 12.5%, as compared to $43.9 million for the nine months ended September 30, 2006. This increase was primarily attributable to increased personnel-related costs of $3.8 million due to increased average headcount, increased average salaries and increased stock-based compensation expense for sale and marketing employees during 2007 as compared to 2006 and increased general marketing activities of $1.2 million. The results for the nine months ended September 30, 2007 included nine months of expenses related to the acquired WebCT operations as compared to the nine months ended September 30, 2006, which only included seven months of expenses related to the acquired WebCT operations following the completion of the merger on February 28, 2006. Further, bad debt expense of $0.5 million was recorded during the nine months ended September 30, 2007. We did not record any bad debt expense during the nine months ended September 30, 2006.

General and administrative expenses.  Our general and administrative expenses for the nine months ended September 30, 2007 were $28.2 million, representing an increase of $1.2 million, or 4.4%, as compared to $27.1 million for the nine months ended September 30, 2006. This increase was primarily attributable to increased stock-based compensation expense of $1.7 million for general and administrative function employees during the nine months ended September 30, 2007. This increase was partially offset by a decrease of $0.6 million in personnel-related costs due to approximately $2.1 million in retention bonuses and severance costs primarily for WebCT employees recognized during the nine months ended September 30, 2006 offset, in part, by increased personnel- related costs due to increased average headcount and increased average salaries for general and administrative employees during the nine months ended September 30, 2007.

Net interest expense.  Our net interest expense for the nine months ended September 30, 2007 was $0.5 million, representing a decrease of $1.3 million or 71.8%, as compared to $1.8 million for the nine months ended September 30, 2006. This decrease was primarily attributable to interest income earned on higher average cash and cash equivalents balances during 2007 as compared to 2006 resulting from proceeds received in connection with the 3.25% Convertible Senior Notes due 2027 issued during 2007. Interest income was partially offset by interest expense incurred in connection with the 3.25% Convertible Senior Notes due 2027 issued during 2007 and the credit facilities agreement we entered into with Credit Suisse to fund a portion of the acquisition of WebCT during 2006.

Other (expense) income.  Our other income for the nine months ended September 30, 2007 was $2.0 million and pertains to the remeasurement of our foreign subsidiaries ledgers, which are maintained in the respective subsidiary’s local foreign currency, into the United States dollar. Specifically, we recognized a translation gain related to our wholly-owned Canadian subsidiary as a result of the favorable change in the exchange rate of the Canadian Dollar into the US Dollar during 2007.

Benefit (provision) for income taxes.  Our provision for income taxes for the nine months ended September 30, 2007 was $6.2 million as compared to a benefit of $4.6 million for the nine months ended September 30, 2006. The increase in income taxes was due to our income before provision for income taxes during the nine months ended September 30, 2007 as compared to our loss before benefit for income taxes for the nine months ended September 30, 2006.

Liquidity and Capital Resources

Our cash and cash equivalents were $208.0 million at September 30, 2007 as compared to $30.8 million at December 31, 2006. The increase in cash and cash equivalents was primarily due to a convertible debt offering in which we issued and sold $165.0 million aggregate of the 3.25% Convertible Senior Notes due 2027.

We deposit our cash with financial institutions that we consider to be of high credit quality. Cash and cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Net cash provided by operating activities was $39.8 million during the nine months ended September 30, 2007 as compared to $10.6 million during the nine months ended September 30, 2006. This change for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily due to net income of $8.7 million for the nine months ended September 30, 2007, which was an increase of $19.6 million from the net loss of $10.9 million for the nine months ended September 30, 2006. Accounts receivable increased $13.5 million during the nine months ended September 30, 2007 due to an increase in invoicing associated with increased sales to new and existing clients during 2007 as compared to 2006. Amortization of intangibles increased to $16.4 million during the nine months ended September 30, 2007, as the results for 2007 included nine months of amortization expense related to amortization of acquired technology intangibles resulting from the WebCT merger as compared to the nine months ended September 30, 2006, which only included seven months of amortization expense following the completion of the merger on February 28, 2006. We recognize revenues on annually renewable agreements, which results in deferred revenues. Deferred revenues as of September 30, 2007 were $133.7 million, representing an increase of $13.5 million, or 11.2%, from $120.3 million as of December 31, 2006. This increase was due to the timing of certain client renewal invoicing and sales to new and existing clients during the current period.

Net cash used in investing activities was $15.7 million during the nine months ended September 30, 2007 as compared to $100.2 million during the nine months ended September 30, 2006. During the nine months ended September 30, 2006, we paid $154.6 million in net cash related to the acquisition of WebCT. During the nine months ended September 30, 2007, cash expenditures for purchase of property and equipment were $11.2 million, which represents approximately 6.3% of total revenues. During the nine months ended September 30, 2007, we purchased technology for $1.5 million which will provide future functionality in our products and made $3.0 million in payments related to patent enforcement costs.

Net cash provided by financing activities was $153.1 million during the nine months ended September 30, 2007 as compared to $50.8 million during the nine months ended September 30, 2006. During the nine months ended September 30, 2007, we received $11.2 million in proceeds from exercise of stock options as compared to $6.9 million during the nine months ended September 30, 2006.

In June 2007, we issued and sold the 3.25% Convertible Senior Notes due 2027 in a public offering and used a portion of the proceeds to terminate and satisfy in full our existing indebtedness outstanding pursuant to the senior secured credit facilities agreement, entered into in connection with the acquisition of WebCT, of $19.4 million and to pay all fees and expenses incurred in connection with the termination.

In connection with obtaining the Notes, we incurred $4.5 million in debt issuance costs. These costs were recorded as a debt discount and netted against the remaining principal amount outstanding. The debt discount is being amortized as interest expense using the effective interest method over the term of the Notes. During the nine months ended September 30, 2007, we recorded total amortization expense, including amortization related to the Credit Agreement, of approximately $1.4 million as interest expense.

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

Holders may surrender their Notes for conversion at any time prior to the close of business on the business day immediately preceding the maturity date for the Notes only under the following circumstances: (1) prior to January 1, 2027, with respect to any calendar quarter beginning after June 30, 2007, if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the base conversion price per share of the Notes on such last trading day; (2) on or after January 1, 2027, until the close of business on the business day preceding maturity; or (3) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each day of that period was less than 95% of the product of the closing price of the Company’s common stock and the then applicable conversion rate of the Notes.

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

Interest income on our cash and cash equivalents is subject to interest rate fluctuations. For the quarter ended September 30, 2007, a one percentage point decrease in interest rates would have reduced our interest income by approximately $0.5 million.

We have accounts on our foreign subsidiaries’ ledgers which are maintained in the respective subsidiary’s local foreign currency and remeasured into the United States dollar. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of other countries in which we sell products and services. In particular, we have accounts recorded in Canadian dollars. Therefore, when the Canadian dollar strengthens or weakens against the United States dollar, net income is increased or decreased, respectively. Because of such fluctuations, other income of $0.9 million was recorded during the quarter ended September 30, 2007. For the quarter ended September 30, 2007, a one percentage point adverse change in the exchange rate of the Canadian dollar into the United States dollar as of September 30, 2007 would have decreased other income by approximately $0.1 million.

Item 4.	Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Future business combinations could involve the acquisition of significant tangible and intangible assets, which could require us to record in our statements of operations ongoing amortization of intangible assets acquired in connection with acquisitions, which we currently do with respect to our historic acquisitions, including the WebCT merger. In addition, we may need to record write-downs from future impairments of identified tangible and intangible assets and goodwill. These accounting charges would reduce any future reported earnings, or increase a reported loss. In future acquisitions, we could also incur debt to pay for acquisitions, or issue additional equity securities as consideration, which could cause our stockholders to suffer significant dilution.

Our ability to utilize, if any, net operating loss carryforwards acquired in any acquisitions, including those acquired in the WebCT merger, may be significantly limited or unusable by us under Section 382 or other sections of the Internal Revenue Code.

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

We may be more vulnerable to adverse economic conditions than less leveraged competitors and thus, less able to withstand competitive pressures. Any of these events could reduce our ability to generate cash available for investment or debt repayment or to make improvements or respond to events that would enhance profitability. We may incur significantly more debt in the future, which will increase each of the foregoing risks related to our indebtedness.

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

Our primary competitors for the Blackboard Academic Suite are companies and open source solutions that provide course management systems, such as ANGEL Learning, Inc., Desire2Learn Inc., eCollege.com, Jenzabar, Inc., Moodle, The Sakai Project, VCampus Educator and WebTycho; learning content management systems, such as HarvestRoad Ltd. and Concord USA, Inc.; and education enterprise information portal technologies, such as SunGard SCT Inc., an operating unit of SunGard Data Systems Inc. We also face competition from clients and potential clients who develop their own applications internally, large diversified software vendors who offer products in numerous markets including the education market and open source software applications. Our competitors for the Blackboard Commerce Suite include companies that provide transaction systems, security and access systems and off-campus merchant relationship programs.

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

Dated: November 8, 2007