Form 10-Q
period 2008-03-31
BLACKBOARD INC
filed 2008-05-09
CIK 1106942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class	Outstanding at April 30, 2008

Common Stock, $0.01 par value	30,931,905

Blackboard Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2008

INDEX

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “Blackboard” refer to Blackboard Inc. and its subsidiaries.

ii

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BLACKBOARD INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	March 31,
	2007	2008
		(Unaudited)

Current assets:
Cash and cash equivalents	$206,558	$62,366
Accounts receivable, net of allowance for doubtful accounts of $765 and $795, respectively	52,846	53,097
Inventories	2,089	1,855
Prepaid expenses and other current assets	5,255	7,362
Deferred tax asset, current portion	6,549	6,965
Deferred cost of revenues, current portion	6,793	5,682

Total current assets	280,090	137,327
Deferred tax asset, noncurrent portion	34,154	14,667
Deferred cost of revenues, noncurrent portion	84	238
Restricted cash	4,015	4,015
Property and equipment, net	18,584	28,315
Goodwill	117,502	264,536
Intangible assets, net	50,847	104,763

Total assets	$505,276	$553,861

Current liabilities:
Accounts payable	$3,747	$7,554
Accrued expenses	24,182	23,634
Deferred rent, current portion	160	415
Deferred revenues, current portion	126,600	114,946

Total current liabilities	154,689	146,549
Convertible senior notes, net of debt discount of $3,481 and $3,022, respectively	161,519	161,978
Deferred rent, noncurrent portion	1,469	2,683
Deferred revenues, noncurrent portion	2,925	2,474

Total liabilities	320,602	313,684
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 29,196,807 and 30,909,612 shares issued and outstanding, respectively	292	309
Additional paid-in capital	263,582	322,361
Accumulated deficit	(79,200)	(82,493)

Total stockholders’ equity	184,674	240,177

Total liabilities and stockholders’ equity	$505,276	$553,861

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2007	2008

Revenues:
Product	$49,981	$63,109
Professional services	5,299	5,366

Total revenues	55,280	68,475
Operating expenses:
Cost of product revenues, excludes $2,825 and $4,078 in amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below, respectively(1)	11,697	15,970
Cost of professional services revenues(1)	3,764	4,948
Research and development(1)	6,953	9,733
Sales and marketing(1)	14,546	20,859
General and administrative(1)	9,317	12,753
Amortization of intangibles resulting from acquisitions	5,399	8,679

Total operating expenses	51,676	72,942

Income (loss) from operations	3,604	(4,467)
Other income (expense), net:
Interest expense	(758)	(1,830)
Interest income	405	890
Other income	73	310

Income (loss) before (provision) benefit for income taxes	3,324	(5,097)
(Provision) benefit for income taxes	(1,380)	1,804

Net income (loss)	$1,944	$(3,293)

Net income (loss) per common share:
Basic	$0.07	$(0.11)

Diluted	$0.07	$(0.11)

Weighted average number of common shares:
Basic	28,351,872	30,247,568

Diluted	29,428,043	30,247,568

(1) Includes the following amounts related to stock-based compensation:
Cost of product revenues	$129	$176
Cost of professional services revenues	116	163
Research and development	117	162
Sales and marketing	491	1,416
General and administrative	1,359	1,763

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	Ended March 31,
	2007	2008
	(In thousands)

Cash flows from operating activities
Net income (loss)	$1,944	$(3,293)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred tax provision (benefit)	883	(1,671)
Excess tax benefit from stock-based compensation	(1,568)	(563)
Amortization of debt discount	211	459
Depreciation and amortization	2,512	3,316
Amortization of intangibles resulting from acquisitions	5,399	8,679
Change in allowance for doubtful accounts	43	30
Noncash stock-based compensation	2,212	3,680
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	11,709	7,842
Inventories	317	234
Prepaid expenses and other current assets	(85)	(1,033)
Deferred cost of revenues	1,234	957
Accounts payable	1,830	457
Accrued expenses	(4,856)	(4,469)
Deferred rent	(106)	1,469
Deferred revenues	(20,788)	(22,149)

Net cash provided by (used in) operating activities	891	(6,055)
Cash flows from investing activities
Acquisitions, net of cash acquired	—	(131,923)
Purchase of property and equipment	(2,417)	(7,944)
Payments for patent enforcement costs	(1,233)	(635)
Purchase of intangible assets	(1,500)	—

Net cash used in investing activities	(5,150)	(140,502)
Cash flows from financing activities
Payments on term loan	(5,000)	—
Payments on letters of credit	(338)	—
Excess tax benefits from stock-based compensation	1,568	563
Proceeds from exercise of stock options	3,134	1,802

Net cash (used in) provided by financing activities	(636)	2,365
Net decrease in cash and cash equivalents	(4,895)	(144,192)
Cash and cash equivalents at beginning of period	30,776	206,558

Cash and cash equivalents at end of period	$25,881	$62,366

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2007 and 2008

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2006 and 2007 and for each of the three years in the period ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2008.

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

Fair Value Measurements

As of January 1, 2008, the Company adopted the Financial Accounting Standards Board (FASB) Statement No. 157, “Fair Value Measurements” (“FAS 157”). The adoption of FAS 157 did not have a material impact on the

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL — (Continued)

Company’s consolidated results of operations and financial condition. FAS 157 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and expands required disclosure about fair value measurements. The FAS 157 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

Level 1 — quoted prices in active markets for identical assets and liabilities
Level 2 — inputs other than Level 1 quoted prices that are directly or indirectly observable
Level 3 — unobservable inputs that are not corroborated by market data

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company.

The fair value of cash and cash equivalents held in money market instruments recorded on the Company’s consolidated balance sheet as of March 31, 2008 have been measured on a recurring basis and are defined by the FAS 157 hierarchy as Level 1. The fair value of the Company’s convertible senior notes as of March 31, 2008 was $158.0 million based on the quoted market price. As of March 31, 2008, there were no other financial assets or liabilities subject to fair value measurements.

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

Income tax provision or benefit includes U.S. federal, state and local and foreign income taxes and is based on pre-tax income or loss. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local and foreign income taxes and the ability of the Company to use tax credits and net operating loss carryforwards.

The Company follows the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. As a result of the implementation of FIN 48, the Company recognized an increase of $0.6 million in the unrecognized tax benefit liability, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance. All of the Company’s unrecognized tax benefit liability would affect the Company’s effective tax rate if recognized. The Company recognizes interest and penalties related to income tax matters in income tax expense. Prior to adoption of FIN 48, accruals for tax contingencies were provided for in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies.” Although the Company believes it had appropriate support for the positions taken on its tax returns for those years, the Company had recorded a liability for its best estimate of the probable loss on certain of those positions. The Company does not expect its unrecognized tax benefit liability to change significantly over the next 12 months. All tax years since 1998 are subject to examination.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL — (Continued)

Revenue Recognition and Deferred Revenue

The Company’s revenues are derived from two sources: product sales and professional services sales. Product revenues include software license, subscription fees from customers accessing its on-demand application services, hardware, premium support and maintenance, and hosting revenues. Professional services revenues include training and consulting services. Revenue from software licenses and maintenance is recorded in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” The Company’s software does not require significant modification and customization services. Where services are not essential to the functionality of the software, the Company begins to recognize software licensing revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collectibility is probable.

The Company does not have vendor-specific objective evidence (“VSOE”) of fair value for support and maintenance separate from software for the majority of its products. Accordingly, when licenses are sold in conjunction with the Company’s support and maintenance, license revenue is recognized over the term of the maintenance service period. When licenses of certain offerings are sold in conjunction with support and maintenance where the Company does have VSOE, the Company recognizes the license revenue upon delivery of the license and recognizes the support and maintenance revenue over the term of the maintenance service period.

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

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL — (Continued)

Cost of Revenues and Deferred Cost of Revenues

Cost of revenues includes all direct materials, direct labor, and those indirect costs related to revenue such as indirect labor, materials and supplies, equipment rent, and amortization of software developed internally and software license rights. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles acquired in acquisitions. Amortization expense related to acquired technology for the three months ended March 31, 2007 and 2008 was $2.8 million and $4.1 million, respectively. The Company does not have transactions in which the deferred costs of revenues exceed deferred revenues.

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

The following schedule presents the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended
	March 31,
	2007	2008
	(Unaudited)
	(In thousands, except share and per share amounts)

Net income (loss)	$1,944	$(3,293)

Weighted average shares outstanding, basic	28,351,872	30,247,568
Dilutive effect of:
Stock options related to the purchase of common stock	1,076,171	—

Weighted average shares outstanding, diluted	29,428,043	30,247,568

Basic net (loss) income per common share	$0.07	$(0.11)

Diluted net (loss) income per common share	$0.07	$(0.11)

Stock-Based Compensation

The Company accounts for share-based compensation expense in accordance with SFAS No. 123 (revised 2005), “Share-Based Payment” (“SFAS 123R”). SFAS 123(R) requires the measurement and recognition of compensation expense for share-based awards based on the estimated fair value on the date of grant. The Company estimates the fair value of each share-based award on the date of grant using the Black-Scholes option-pricing model. This model is affected by the Company’s stock price as well as estimates regarding a number of variables including expected stock price volatility over the term of the award and projected employee stock option exercise behaviors.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL — (Continued)

Comprehensive Net Income (Loss)

Comprehensive net income (loss) includes net income (loss), combined with unrealized gains and losses not included in earnings and reflected as a separate component of stockholders’ equity. There were no material differences between net income (loss) and comprehensive net income (loss) for the three months ended March 31, 2007 and 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), a revised version of SFAS No. 141, “Business Combinations.” The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and may affect the release of the Company’s valuation allowance against prior acquisition intangibles. An entity may not apply it before that date. The Company is currently evaluating the impact of the provisions of the revision on its consolidated results of operations and financial condition.

In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 deferred the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of FAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not believe the provisions of SFAS 160 will have a material impact on its consolidated results of operations and financial condition.

3.  The NTI Group, Inc. Merger

On January 31, 2008, the Company completed its merger with The NTI Group, Inc. (“NTI”) pursuant to the Agreement and Plan of Merger dated January 11, 2008. Pursuant to the Agreement and Plan of Merger, the Company paid merger consideration of approximately $184.8 million, which includes $132.1 million in cash and $52.7 million in the Company’s common stock, or approximately 1.5 million shares of common stock. The effective cash portion of the purchase price of NTI before transaction costs was approximately $129.6 million, net of NTI’s January 31, 2008 cash balance of approximately $2.5 million. The Company has included the financial results of NTI in its consolidated financial statements beginning February 1, 2008. Up to an additional 0.5 million shares in the Company’s common stock may be issued contingent on the achievement of certain performance milestones. Since the completion of the merger, The NTI Group, Inc. was renamed to Blackboard Connect Inc.

NTI is a provider of mass messaging and notifications solutions for educational and government organizations via voice, email, short message service (SMS) and other text-receiving devices. The Company believes the merger with NTI supports the Company’s long-term strategic direction and that the demands for innovative technology in the education industry continue to accelerate at a rapid pace. Management believes that the merger with NTI will help the Company meet the growing demands of its clients, including the ability to send mass communications via various means.

The merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). Assets acquired and liabilities assumed were recorded at their fair values as of January 31, 2008. The total preliminary purchase price is $187.7 million, including the estimated acquisition

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL — (Continued)

related transaction costs of approximately $2.9 million. Acquisition-related transaction costs include investment banking, legal and accounting fees, and other external costs directly related to the merger.

Preliminary Purchase Price Allocation

Under the purchase method of accounting, the total estimated purchase price is allocated to NTI’s net tangible and intangible assets based on their estimated fair values as of January 31, 2008. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price as shown in the table below was based upon management’s preliminary valuation, which was based on estimates and assumptions that are subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to income and non-income based taxes. The preliminary estimated purchase price is allocated as follows (in thousands):

Cash and cash equivalents	$2,480
Accounts receivable	8,123
Prepaid expenses and other current assets	1,143
Property and equipment	2,304
Accounts payable	(650)
Other accrued liabilities	(2,142)
Deferred tax liabilities, net	(16,806)
Deferred revenue	(10,045)

Net tangible liabilities to be acquired	(15,593)
Definite-lived intangible assets acquired	60,325
Goodwill	142,998

Total estimated purchase price	$187,730

Definite-lived intangible assets of $60.3 million consist of the value assigned to NTI’s customer relationships of $42.1 million, developed and core technology of $17.4 million and trademarks of $0.8 million.

The value assigned to NTI’s customer relationships was determined by discounting the estimated cash flows associated with the existing customers as of January 31, 2008 taking into consideration expected attrition of the existing customer base. The estimated cash flows were based on revenues for those existing customers net of operating expenses and net of contributory asset charges associated with servicing those customers. The projected revenues were based on revenue growth rates and customer renewal rates. Operating expenses were estimated based on the supporting infrastructure expected to sustain the assumed revenue growth rates. Net contributory asset charges were based on the estimated fair value of those assets that contribute to the generation of the estimated cash flows. A discount rate of 19% was deemed appropriate for valuing the existing customer base. Blackboard amortizes the value of NTI’s customer relationships proportionally to the respective discounted cash flows over an estimated useful life of five years. Customer relationships are not deductible for tax purposes.

The value assigned to NTI’s developed and core technology was determined by discounting the estimated future cash flows associated with the existing developed and core technologies to their present value. Developed and core technology, which are comprised of products that have reached technological feasibility, includes products in NTI’s current product line. The revenue projections used to value the developed and core technology were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by NTI and its competitors. A discount rate of 19% was deemed appropriate for valuing developed and core technology and was based on the risks associated with the respective cash flows taking into consideration the Company’s weighted average cost of capital. Blackboard amortizes the developed and core

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL — (Continued)

technology on a straight-line basis over an estimated useful life of three years. Developed and core technology are not deductible for tax purposes.

The value assigned to NTI’s trademarks was determined by discounting the estimated royalty savings associated with an estimated royalty rate for the use of the trademarks to their present value. The trademarks are comprised of NTI’s trade name and various trademarks related to its existing product lines. The royalty rates used to value the trademarks were based on estimates of prevailing royalty rates paid for the use of similar trade names and trademarks in market transactions involving licensing arrangements of companies that operate in service-related industries. A discount rate of 19% was deemed appropriate for valuing NTI’s trademarks and was based on the risks associated with the respective royalty savings taking into consideration the Company’s weighted average cost of capital. Blackboard amortizes the trademarks on a straight-line basis over an estimated useful life of three years. Trademarks are not deductible for tax purposes.

Of the total estimated purchase price, approximately $143.0 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill is not deductible for tax purposes.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

As a result of the NTI merger, the Company recorded net deferred tax liabilities of approximately $16.8 million in its preliminary purchase price allocation. This balance is comprised primarily of approximately $24.1 million in deferred tax liabilities resulting primarily from the related intangibles identified from the merger. The deferred tax liabilities are offset by approximately $7.3 million in deferred tax assets that relate primarily to federal and state net operating losses and certain amortization and depreciation expenses.

Deferred Revenue

In connection with the preliminary purchase price allocation, the estimated fair value of the support obligation assumed from NTI in connection with the merger was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates the amount that the Company would be required to pay a third party to assume the support obligation. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support services and to correct any errors in NTI’s software products. These estimated costs did not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with selling efforts is excluded because NTI had concluded the selling effort on the support contracts prior to January 31, 2008. The estimated normal profit margin was determined to be approximately 22%. As a result, in allocating the purchase price, the Company recorded an adjustment to reduce the carrying value of NTI’s January 31, 2008 deferred support revenue by approximately $10.1 million to $10.0 million which represents the Company’s estimate of the fair value of the support obligation assumed. As former NTI customers renew these support contracts, the Company will recognize revenue for the full value of the support contracts over the remaining term of the contracts, the majority of which are one year.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Blackboard and NTI on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL — (Continued)

indicative of the results of operations that would have been achieved if the acquisition and the Company’s public offering of $165.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2027 (see Note 7) had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes amortization expense from acquired intangible assets, adjustments to interest expense, interest income and related tax effects. The three months ended March 31, 2007 exclude the negative revenue impact related to the reduction of NTI’s deferred revenue balance.

The unaudited pro forma financial information for the three months ended March 31, 2008 combines the historical results for Blackboard for the three months ended March 31, 2008 and the historical results for NTI for the one month ended January 31, 2008. The unaudited pro forma financial information for the three months ended March 31, 2007 combines the historical results for Blackboard for the three months ended March 31, 2007 and the historical results for NTI for the same period.

	Three Months Ended
	March 31,
	2007	2008
	(Unaudited)
	(In thousands, except per share data)

Total revenues	$61,511	$71,918
Net loss	$(1,878)	$(4,444)
Basic net loss per share	$(0.06)	$(0.14)
Diluted net loss per share	$(0.06)	$(0.14)

4.	Stock-Based Compensation

Stock Incentive Plans

As of March 31, 2008, approximately 1.2 million shares of common stock were available for future grants under the Company’s Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”) and no options were available for future grants under the Company’s Amended and Restated Stock Incentive Plan adopted in 1998. Awards granted under the 2004 Plan generally vest over a three to four-year period and have an eight to ten-year expiration period. In April 2008, 309,750 stock options were granted under the 2004 Plan.

The compensation cost that has been recognized in the consolidated statements of operations for the Company’s stock incentive plans was $2.2 million and $3.7 million for the three months ended March 31, 2007 and 2008, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $1.6 million and $0.6 million for the three months ended March 31, 2007 and 2008, respectively. For stock subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL — (Continued)

Stock Options

A summary of stock option activity under the Company’s stock incentive plans as of March 31, 2008, and changes during the three months then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Shares	Price/Share	Intrinsic Value

Exercisable at December 31, 2007	1,825,306	$16.92
Outstanding at December 31, 2007	4,245,737	$25.21
Granted	775,750	$29.79
Exercised	(125,649)	$14.15	$2,215
Canceled	(54,801)	$29.72

Outstanding at March 31, 2008	4,841,037	$26.18	$37,882

Exercisable at March 31, 2008	2,016,219	$18.79	$29,307

The Company has utilized the Black-Scholes valuation model to estimate the fair value of stock options during all periods. As follows are the weighted-average assumptions used in valuing the equity grants during the three months ended March 31, 2007 and 2008 and a discussion of the Company’s inputs.

	Three Months Ended March 31,
	2007	2008

Dividend yield	0%	0%
Expected volatility	44.0%	39.6%
Risk-free interest rate	4.7%	2.8%
Expected life of options	5.1 years	4.9 years
Forfeiture rate	15%	7.5%

Dividend yield — The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Given the Company’s limited historical stock data following its initial public offering in June 2004, the Company used a blended volatility to best estimate expected volatility for the three months ended March 31, 2007. The blended volatility included the average of the Company’s preceding one-year weekly historical volatility and the Company’s peer group preceding four-year weekly historical volatility. The Company’s peer group historical volatility includes the historical volatility of companies that are similar in revenue size, in the same industry or are competitors. Beginning January 1, 2008, the Company used the Company’s daily historical volatility since January 1, 2006 to calculate the expected volatility.

Risk-free interest rate — This is the average U.S. Treasury rate (having a term that most closely approximates the expected life of the option) for the period in which the option was granted.

Expected life of the options — This is the period of time that the equity grants are expected to remain outstanding. For the three months ended March 31, 2007, the Company used the short-cut method to determine the expected life of the options as prescribed under the provisions of Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” Beginning January 1, 2008, as prescribed by SAB No. 107, the Company gathered more detailed historical information about specific exercise behavior of its grantees, which it used to determine the expected term. For grants that have been exercised, the Company uses actual exercise data to estimate option exercise timing within the valuation model. For grants that have not been exercised, the Company generally uses the

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL — (Continued)

midpoint between the end of the vesting period and the contractual life of the grant to estimate option exercise timing within the valuation model. Options granted during the three months ended March 31, 2008 have a maximum term of eight years.

Forfeiture rate — This is the estimated percentage of equity grants that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. The Company estimates the forfeiture rate based on past turnover data, level of employee receiving the equity grant, vesting terms and revises the rate if subsequent information, such as the passage of time, indicates that the actual number of instruments that will vest is likely to differ from previous estimates. The cumulative effect on current and prior periods of a change in the estimated number of instruments likely to vest is recognized in compensation cost in the period of the change.

The weighted average remaining contractual life for all options outstanding under the Company’s stock incentive plans at March 31, 2008 was 6.2 years. The weighted average remaining contractual life for exercisable stock options at March 31, 2008 was 5.1 years. The weighted average fair market value of the options at the date of grant for options granted during the three months ended March 31, 2008 was $11.46 per share.

As of March 31, 2008, there was approximately $35.7 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s option plans. The cost is expected to be recognized through February 2013 with a weighted average recognition period of approximately 1.6 years.

Restricted Stock

Restricted stock is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. A summary of restricted stock activity under the Company’s stock incentive plans as of March 31, 2008, and changes during the three months then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Shares	Price/Share	Intrinsic Value

Outstanding and exercisable at December 31, 2007	—
Granted	75,000	$28.75
Exercised	—
Canceled	—

Outstanding at March 31, 2008	75,000	$28.75	$2,500

Exercisable at March 31, 2008	—

The fair value of each restricted stock award is estimated using the intrinsic value method which is based on the closing price on the date of grant. Compensation expense for restricted stock awards is recognized ratably over the vesting period on a straight-line basis. The weighted average fair market value of restricted stock at the date of grant for awards granted during the three months ended March 31, 2008 was $28.75.

As of March 31, 2008, there was approximately $2.1 million of total unrecognized compensation cost related to unvested restricted stock awards granted under the Company’s stock incentive plans. The cost is expected to be recognized through January 2012 with a weighted average recognition period of approximately 2.9 years.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL — (Continued)

5.	Inventories

The carrying amounts of inventories as of December 31, 2007 and March 31, 2008 are as follows:

	December 31,	March 31,
	2007	2008
		(Unaudited)
	(In thousands)

Raw materials	$551	$685
Work-in-process	602	392
Finished goods	936	778

Total inventories	$2,089	$1,855

6.	Goodwill and Intangible Assets, Net

The carrying amounts of goodwill and intangible assets as of December 31, 2007 and March 31, 2008 are as follows:

	December 31,	March 31,
	2007	2008
		(Unaudited)
	(In thousands)

Goodwill	$117,502	$264,536

Acquired technology	$48,462	$65,256
Contracts and customer lists	52,632	94,732
Non-compete agreements	2,043	2,043
Trademarks and domain names	191	1,016
Patents and related costs	5,212	8,188

Subtotal	108,540	171,235
Less accumulated amortization	(57,693)	(66,472)

Intangible assets, net	$50,847	$104,763

Intangible assets from acquisitions are amortized over three to five years. Amortization expense related to intangible assets was approximately $5.4 million and $8.8 million for the three months ended March 31, 2007 and 2008, respectively.

During the three months ended March 31, 2007 and 2008, the Company capitalized $1.1 million and $3.0 million, respectively, in costs of defending and protecting patents, due to expenses incurred in a suit against Desire2Learn, Inc. in which the Company has alleged infringement of one of its patents. Any change in the Company’s estimates based on ongoing litigation could materially reduce the valuation of these assets.

7.	Debt

In June 2007, the Company issued and sold $165.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2027 (the “Notes”) in a public offering. The Company used a portion of the proceeds to terminate and satisfy in full the Company’s existing indebtedness of $19.4 million outstanding pursuant to the borrowings under a $70.0 million senior secured credit facilities agreement with Credit Suisse (the “Credit Agreement”) and to pay all fees and expenses incurred in connection with the termination. The Company was not required to pay any prepayment premium or penalties in connection with the early termination of the Credit Agreement.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL — (Continued)

In connection with obtaining the Notes, the Company incurred $4.5 million in debt issuance costs. These costs were recorded as a debt discount and netted against the remaining principal amount outstanding. The debt discount is being amortized as interest expense using the effective interest method through July 1, 2011, the first redemption date of the Notes. During the three months ended March 31, 2008, the Company recorded total amortization expense of approximately $0.5 million as interest expense.

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

Because the Notes contain an adjusting conversion rate provision based on the Company’s common stock price and anti-dilution adjustment provisions, at each reporting period, the Company evaluates whether any adjustments to the conversion price would alter the effective conversion rate from the stated conversion rate and result in an “in-the-money” conversion. Whenever an adjustment to the conversion rate results in a number of shares of common stock in excess of approximately 4.1 million shares under the Notes, the Company would recognize a beneficial conversion feature in the period such a determination is made and amortize it over the remaining life of the Notes. As of March 31, 2008, a beneficial conversion feature under the Notes did not exist.

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

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL — (Continued)

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

On January 31, 2008, we completed our merger with NTI pursuant to the Agreement and Plan of Merger dated January 11, 2008. Pursuant to the Agreement and Plan of Merger, we acquired all the outstanding common stock of NTI in a transaction for approximately $184.8 million, which includes $132.1 million in cash and $52.7 million in our common stock. The effective cash purchase price of NTI before transaction costs was approximately $129.6 million, net of NTI’s January 31, 2008 cash balance of approximately $2.5 million. We have included the financial results of NTI in our consolidated financial statements beginning February 1, 2008. Up to an additional 0.5 million shares in our common stock may be issued contingent on the achievement of certain performance milestones.

We generate revenues from sales and licensing of products and from professional services. Our product revenues consist principally of revenues from annual software licenses, subscription fees from customers accessing our on-demand application services, client hosting engagements and the sale of bundled software-hardware systems. We typically sell our licenses and hosting services under annually renewable agreements, and our clients generally pay the annual fees at the beginning of the contract term. We recognize revenues from these agreements, as well as revenues from bundled software-hardware systems, which do not recur, ratably over the contractual term, which is typically 12 months. Billings associated with licenses and hosting services are recorded initially as deferred revenues and then recognized ratably into revenues over the contract term. We also generate product revenues from the sale and licensing of third-party software and hardware that is not bundled with our software. These revenues are generally recognized upon shipment of the products to our clients.

We derive professional services revenues primarily from training, implementation, installation and other consulting services. Substantially all of our professional services are performed on a time-and-materials basis. We recognize these revenues as the services are performed.

We typically license our individual applications either on a stand-alone basis or bundled as part of one of our product suites, the Blackboard Academic Suitetm, the Blackboard Commerce Suitetm and Blackboard Connecttm. Our suites of products include the following products: Blackboard Learning Systemtm, Blackboard Community Systemtm, Blackboard Content Systemtm, Blackboard Outcomes Systemtm, Blackboard Portfolio Systemtm Blackboard Transaction Systemtm, Blackboard Onetm, and Blackboard Connect.

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

Major components of our cost of product revenues include license and other fees that we owe to third parties upon licensing software, and the cost of hardware that we bundle with our software. We initially defer these costs and recognize them into expense over the period in which the related revenue is recognized. Cost of product revenues also includes amortization of internally developed technology available for sale, employee compensation, stock-based compensation and benefits for personnel supporting our hosting, support and production functions, as well as related facility rent, communication costs, utilities, depreciation expense and cost of external professional services used in these functions. All of these costs are expensed as incurred. The costs of third-party software and hardware that is not bundled with software are also expensed when incurred, normally upon delivery to our client. Cost of product revenues excludes $2.8 million and $4.1 million in amortization of acquired technology included in amortization of intangibles resulting from acquisitions for the three months ended March 31, 2007 and 2008, respectively.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition.  Our revenues are derived from two sources: product sales and professional services sales. Product revenues include software license, subscription fees from customers accessing our on-demand application services, hardware, premium support and maintenance, and hosting revenues. Professional services revenues include training and consulting services. We recognize software license and maintenance revenues in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Our software does not require significant modification and customization services. Where services are not essential to the functionality of the software, we begin to recognize software licensing revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collectibility is probable.

We do not have vendor-specific objective evidence (“VSOE”) of fair value for our support and maintenance separate from our software for the majority of our products. Accordingly, when licenses are sold in conjunction with our support and maintenance, we recognize the license revenue over the term of the maintenance service period. When licenses of certain offerings are sold in conjunction with our support and maintenance where we do have VSOE, we recognize the license revenue upon delivery of the license and recognize the support and maintenance revenue over the term of the maintenance service period.

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

Fair Value Measurements.  As of January 1, 2008, we adopted the Financial Accounting Standards Board (FASB) Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and expands required disclosure about fair value measurements. The FAS 157 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

Level 1 — quoted prices in active markets for identical assets and liabilities

Level 2 — inputs other than Level 1 quoted prices that are directly or indirectly observable

Level 3 — unobservable inputs that are not corroborated by market data

We evaluate assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by us.

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

Income tax provision or benefit includes U.S. federal, state and local and foreign income taxes and is based on pre-tax income or loss. The provision or benefit for income taxes is based upon our estimate of our annual effective income tax rate. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local and foreign income taxes and our ability to use tax credits and net operating loss carryforwards. All tax years since 1998 are subject to examination.

We follow the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. We recognize interest and penalties related to income tax matters in income tax expense. As a result of the implementation of FIN 48, we recognized an increase of $0.6 million in the unrecognized tax benefit liability, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance. All of our unrecognized tax benefit liability would affect our effective tax rate if recognized. Prior to adoption of FIN 48, accruals for tax contingencies were provided for in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies.” Although we believe we had appropriate support for the positions taken on our tax returns for those years, we had recorded a liability for its best estimate of the probable loss on certain of those positions. We do not expect our unrecognized tax benefit liability to change significantly over the next 12 months. All tax years since 1998 are subject to examination.

Stock-Based Compensation.  We account for share-based compensation expense in accordance with SFAS No. 123 (revised 2005), “Share-Based Payment” (“SFAS 123R”). SFAS 123(R) requires the measurement and recognition of compensation expense for share-based awards based on estimated fair values on the date of grant. We estimate the fair value of each option-based award on the date of grant using the Black-Scholes option-pricing model. This model is affected by our stock price as well as estimates regarding a number of variables including expected stock price volatility over the term of the award and projected employee stock option exercise behaviors.

Recent Accounting Pronouncements.  In December 2007, the FASB issued SFAS No. 141(R), a revised version of SFAS No. 141, “Business Combinations.” The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and may affect the release of our valuation allowance against prior acquisition intangibles. An entity may not apply it before that date. We are currently evaluating the impact of the provisions of the revision on our consolidated results of operations and financial condition.

In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 deferred the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We are currently evaluating the impact of FAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not believe that the provisions of SFAS 160 will have a material impact on our consolidated results of operations and financial condition.

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

In evaluating our revenues, we analyze them in three categories: recurring ratable revenues, non-recurring ratable revenues and other revenues.

•	Recurring ratable revenues include those product revenues that are recognized ratably over the contract term, which is typically one year, and that recur each year assuming clients renew their contracts. These revenues include revenues from the licensing of all of our software products, hosting arrangements, subscription fees from customers accessing our on-demand application services and enhanced support and maintenance contracts related to our software products, including certain professional services performed by our professional services groups.

•	Non-recurring ratable revenues include those product revenues that are recognized ratably over the term of the contract, which is typically one year, but that do not contractually recur. These revenues include certain hardware components of our Blackboard Transaction System products and certain third-party hardware and software sold to our clients in conjunction with our software licenses.

•	Other revenues include those revenues that are recognized as earned and are not deferred to future periods. These revenues include professional services, the sales of Blackboard One, certain sales of licenses, as well as the supplies and commissions we earn from publishers related to digital course supplement downloads.

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

	Three Months
	Ended
	March 31,
	2007	2008
	(Unaudited)

Revenues:
Product	90%	92%
Professional services	10	8

Total revenues	100	100
Operating expenses:
Cost of product revenues, excludes amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below	21	23
Cost of professional services revenues	7	7
Research and development	12	14
Sales and marketing	26	31
General and administrative	17	19
Amortization of intangibles resulting from acquisitions	10	13

Total operating expenses	93	107

Income (loss) from operations	7%	(7)%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Our total revenues for the three months ended March 31, 2008 were $68.5 million, representing an increase of $13.2 million, or 23.9%, as compared to $55.3 million for the three months ended March 31, 2007.

A detail of our total revenues by classification is as follows:

	Three Months Ended March 31,
	2007			2008
		Professional			Professional
	Product	Services		Product	Services
	Revenues	Revenues	Total	Revenues	Revenues	Total
	(Unaudited)
	(In millions)

Recurring ratable revenues	$42.0	$0.7	$42.7	$53.7	$0.9	$54.6
Non-recurring ratable revenues	5.1	—	5.1	5.5	—	5.5
Other revenues	2.9	4.6	7.5	3.9	4.5	8.4

Total revenues	$50.0	$5.3	$55.3	$63.1	$5.4	$68.5

Product revenues.  Product revenues, including domestic and international, for the three months ended March 31, 2008 were $63.1 million, representing an increase of $13.1 million, or 26.3%, as compared to $50.0 million for the three months ended March 31, 2007. Recurring ratable product revenues increased by $11.7 million, or 27.9%, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This increase was primarily due to a $5.1 million increase in revenues from Blackboard Learning System enterprise licenses which was attributable to current and prior period sales to new and existing clients, the continued shift of our existing clients from the Blackboard Learning System basic products to the Blackboard Learning System enterprise products and the cross-selling of other enterprise products to existing clients. The Blackboard Learning System enterprise products have additional functionality that is not available in the Blackboard Learning System basic products and consequently some Blackboard Learning System basic product clients upgrade to the Blackboard Learning System enterprise products. Licenses of the enterprise version of the Blackboard Learning System enterprise products have higher average pricing, which normally results in at least twice the contractual value as compared to Blackboard Learning System basic product licenses. The increase in recurring ratable product revenues was also due to a $3.8 million increase in revenues recognized for subscription fees from customers accessing our on-demand application services primarily related to Blackboard Connect which we acquired from NTI in January 2008. The remaining increase in recurring ratable product revenues resulted from a $2.8 million increase in hosting revenues.

The increase in non-recurring ratable product revenues was primarily due to an increase in sales of Blackboard Commerce Suite hardware products.

The increase in other product revenues was primarily due to an increase in sales related to certain product offerings of our content management software products.

Of our total revenues, our total international revenues for the three months ended March 31, 2008 were $14.2 million, representing an increase of $2.2 million, or 18.3%, as compared to $12.0 million for the three months ended March 31, 2007. International product revenues, which consist primarily of recurring ratable product revenues, were $13.2 million for the three months ended March 31, 2008, representing an increase of $2.2 million, or 18.9%, as compared to $11.0 million for the three months ended March 31, 2007. The increase in international recurring ratable product revenues was primarily due to an increase in international revenues from Blackboard Academic Suite enterprise products resulting from prior period sales to new and existing clients. In addition, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.

Professional services revenues.  Professional services revenues for the three months ended March 31, 2008 were $5.4 million, representing an increase of $0.1 million, or 1.3%, as compared to $5.3 million for the three months ended March 31, 2007. The increase in professional services was primarily attributable to increased sales of certain enhanced support and maintenance services. As a percentage of total revenues, professional services revenues for the three months ended March 31, 2008 were 7.8% as compared to 9.6% for the three months ended March 31, 2007.

Cost of product revenues.  Our cost of product revenues for the three months ended March 31, 2008 was $16.0 million, representing an increase of $4.3 million, or 36.5%, as compared to $11.7 million for the three months ended March 31, 2007. The increase in cost of product revenues was primarily due to $2.3 million in expenses incurred subsequent to our acquisition of NTI related to our Blackboard Connect product and a $1.4 million increase in expenses related to hosting services due to the increase in the number of clients contracting for new hosting services or existing clients expanding their existing hosting arrangements. Cost of product revenues as a percentage of product revenues increased to 25.3% for the three months ended March 31, 2008 from 23.4% for the three months ended March 31, 2007. This decrease in product revenues margin is due primarily to the fair value adjustment to the acquired NTI deferred revenue balances. Consequently, we expect our product revenues margins to continue to remain lower than in prior year and we expect this trend to continue for the remainder of 2008.

Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology was $2.8 million and $4.1 million for the three months ended March 31, 2007 and 2008, respectively. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 31.8% for the three months ended March 31, 2008 as compared to 29.1% for the three months ended March 31, 2007.

Cost of professional services revenues.  Our cost of professional services revenues for the three months ended March 31, 2008 was $4.9 million, representing an increase of $1.2 million, or 31.5%, as compared to $3.8 million for the three months ended March 31, 2007. Cost of professional services revenues as a percentage of professional services revenues increased to 92.2% for the three months ended March 31, 2008 from 71.0% for the three months ended March 31, 2007. The decrease in professional services revenues margin was primarily attributable to increased personnel-related costs, including stock-based compensation expense, due to higher average headcount during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 primarily due to increased headcount.

Research and development expenses.  Our research and development expenses for the three months ended March 31, 2008 were $9.7 million, representing an increase of $2.8 million, or 40.0%, as compared to $7.0 million for the three months ended March 31, 2007. This increase was primarily attributable to increased personnel-related costs, including stock-based compensation expense, due to higher average headcount during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 primarily due to the increased headcount following the NTI merger.

Sales and marketing expenses.  Our sales and marketing expenses for the three months ended March 31, 2008 were $20.9 million, representing an increase of $6.3 million, or 43.4%, as compared to $14.5 million for the three months ended March 31, 2007. This increase was primarily attributable to increased personnel-related costs, including stock-based compensation expense, due to higher average headcount during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 primarily due to the increased headcount following the NTI merger.

General and administrative expenses.  Our general and administrative expenses for the three months ended March 31, 2008 were $12.8 million, representing an increase of $3.4 million, or 36.9%, as compared to $9.3 million for the three months ended March 31, 2007. This increase was primarily attributable to increased personnel-related costs, including stock-based compensation expense, due to higher average headcount during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 primarily due to the increased headcount following the NTI merger.

Net interest expense.  Our net interest expense for the three months ended March 31, 2008 was $0.9 million, representing an increase of $0.6 million, or 166.3%, as compared to $0.4 million for the three months ended March 31, 2007. This increase was primarily attributable to interest expense incurred in connection with the 3.25% Convertible Senior Notes due 2027 (the “Notes”) issued in June 2007. Interest expense recorded during 2007 resulted from the credit facilities agreement we entered into with Credit Suisse in 2006. This increase was partially offset by increased interest income earned on higher average cash and cash equivalents balances during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 resulting from proceeds received in connection with the Notes issued in June 2007 before the use of cash for the NTI merger.

Other income.  Our other income for the three months ended March 31, 2008 was $0.3 million, representing an increase of $0.2 million, or 324.7%, as compared to $0.1 million for the three months ended March 31, 2007 and pertains to the remeasurement of our foreign subsidiaries ledgers, which are maintained in the respective subsidiary’s local foreign currency, into the United States dollar.

(Provision) benefit for income taxes.  Our benefit for income taxes for the three months ended March 31, 2008 was $1.8 million as compared to a provision of $1.4 million for the three months ended March 31, 2007. This change was due to our loss before benefit for income taxes during the three months ended March 31, 2008 as compared to our income before provision for income taxes during the three months ended March 31, 2007.

Liquidity and Capital Resources

Our cash and cash equivalents were $62.4 million at March 31, 2008 as compared to $206.6 million at December 31, 2007. The decrease in cash and cash equivalents was primarily due to the payment of the cash portion of the consideration in the NTI merger we completed on January 31, 2008. Pursuant to the Agreement and Plan of Merger, we acquired all the outstanding common stock of NTI in a transaction for approximately $184.8 million, which includes $132.1 million in cash and $52.7 million in our common stock, or approximately 1.5 million shares of our common stock. The effective cash portion of the purchase price of NTI before transaction costs was approximately $129.6 million, net of NTI’s January 31, 2008 cash balance of approximately $2.5 million. We have included the financial results of NTI in our consolidated financial statements beginning February 1, 2008. Up to an additional 0.5 million shares in our common stock may be issued contingent on the achievement of certain performance milestones.

We deposit our cash with financial institutions that we consider to be of high credit quality. Cash and cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Net cash used in operating activities was $6.1 million during the three months ended March 31, 2008 as compared to cash provided by operating activities of $0.9 million during the three months ended March 31, 2007. This change for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily due to a net loss of $3.3 million for the three months ended March 31, 2008 compared to net income of $1.9 million for the three months ended March 31, 2007. Accounts receivable decreased $7.8 million during the three months ended March 31, 2008, net of the impact of acquired receivables related to the NTI merger, due to collections, the lower volume of new sales to new and existing clients and the lower level of renewing licenses during the first quarter of 2008 as compared to the fourth quarter of 2007. Amortization of intangibles resulting from acquisitions increased to $8.7 million during the three months ended March 31, 2008 related to the amortization of identified intangibles resulting from the NTI merger. These increases in cash flow were offset, in part, by a decrease in deferred revenues. We recognize revenues on annually renewable agreements, which results in deferred revenues. Deferred revenues as of March 31, 2008 were $117.4 million, representing a decrease of $12.1 million, or 9.3%, from $129.5 million as of December 31, 2007. This decrease was expected and was due to the seasonal variations in our business. We historically have our lowest sales to new and existing clients in our first quarter due to the timing of our clients’ budget cycles and the renewal dates for our existing clients’ annual licenses. Consequently, deferred revenues decreased due to the lower volume of new sales to new and existing clients, the lower level of renewing licenses during the three months ended March 31, 2008 as compared to the fourth quarter of 2007 and the recognition of revenues from prior period sales. Accrued expenses also decreased during the three months ended March 31, 2008 due to the payment of 2007 accrued liabilities in the first quarter of 2008 including annual employee bonuses and fourth quarter 2007 sales commissions.

Net cash used in investing activities was $140.5 million during the three months ended March 31, 2008 as compared to $5.2 million during the three months ended March 31, 2007. During the three months ended March 31, 2008, we paid $131.9 million for acquisitions which primarily related to the NTI merger, which excludes certain NTI merger costs that were paid in 2007. During the three months ended March 31, 2008, cash expenditures for purchase of property and equipment were $7.9 million, which represents approximately 11.6% of total revenues and we made $0.6 million in payments related to patent enforcement costs.

Net cash provided by financing activities was $2.4 million during the three months ended March 31, 2008 as compared to net cash used in financing activities of $0.6 million during the three months ended March 31, 2007. During the three months ended March 31, 2008, we received $1.8 million in proceeds from exercise of stock options as compared to $3.1 million during the three months ended March 31, 2007.

In June 2007, we issued and sold the 3.25% Convertible Senior Notes due 2027 (the “Notes”) in a public offering. We used a portion of the proceeds to terminate and satisfy in full our existing indebtedness outstanding of $19.4 million pursuant to the senior secured credit facilities agreement, which we entered into in connection with the acquisition of WebCT, and to pay all fees and expenses incurred in connection with the termination.

In connection with obtaining the Notes, we incurred $4.5 million in debt issuance costs. These costs were recorded as a debt discount and netted against the remaining principal amount outstanding. The debt discount is being amortized as interest expense using the effective interest method through July 1, 2011, the first redemption date under the Notes. During the three months ended March 31, 2008, we recorded total amortization expense of approximately $0.5 million as interest expense.

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

Because the Notes contain an adjusting conversion rate provision based on our common stock price and anti-dilution adjustment provisions, at each reporting period, we evaluate whether any adjustments to the conversion price would alter the effective conversion rate from the stated conversion rate and result in an “in-the-money” conversion. Whenever an adjustment to the conversion rate results in a number of shares of common stock in excess of approximately 4.1 million shares under the Notes, we would recognize a beneficial conversion feature in the period such a determination is made and amortize it over the remaining life of the Notes. As of March 31, 2008, a beneficial conversion feature under the Notes did not exist.

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

Interest income on our cash and cash equivalents is subject to interest rate fluctuations. For the quarter ended March 31, 2008, a one percentage point decrease in interest rates would have reduced our interest income by approximately $0.3 million.

We have accounts on our foreign subsidiaries’ ledgers which are maintained in the respective subsidiary’s local foreign currency and remeasured into the United States dollar. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of other countries in which we sell products and services including the Canadian dollar, Euro, British pound, Japanese yen, Australian dollar and others. Because of such foreign currency exchange rate fluctuations, other income of $0.3 million was recorded during the quarter ended March 31, 2008. For the quarter ended March 31, 2008, a one percentage point adverse change in these various exchange rates into the United States dollar as of March 31, 2008 would not have had a material effect on the consolidated results of operations and financial condition.

Item 4.	Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.

We describe our business risk factors below. This description includes any material changes to and supersedes the description of the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Our merger with The NTI Group, Inc. (“NTI”) presents many risks, and we may not realize the financial and strategic goals that were contemplated at the time of the transaction.

We completed the merger with NTI on January 31, 2008. We entered into this transaction with the expectation that it would result in various long-term benefits including enhanced revenue and profits, and enhancements to our product portfolio and customer base. Risks that we may encounter in seeking to realize these benefits include:

•	we may not realize the anticipated financial benefits if we are unable to sell the Blackboard Connect products to our customer base, if a larger than predicted number of customers decline to renew their contracts, or if the acquired contracts do not allow us to recognize revenues on a timely basis;

•	we may have difficulty incorporating NTI technologies or products with our existing product lines and maintaining uniform standards, controls, procedures and policies;

•	we may face contingencies related to product liability, intellectual property, financial disclosures, and accounting practices or internal controls;

•	we may have higher than anticipated costs in supporting and continuing development of the Blackboard Connect products and in servicing new and existing Blackboard Connect clients;

•	we may not be able to retain key employees from NTI;

•	we may be unable to manage effectively the increased size and complexity of the combined company, and our management’s attention may be diverted from our ongoing business by transition or integration issues;

•	we may lose anticipated tax benefits or have additional legal or tax exposures; and

•	we will not be able to determine whether all or any of the 0.5 million shares of stock consideration in the merger that is contingent on the achievement of certain performance milestones will be issued until the completion of the financial results for fiscal year 2008 and 2009.

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

Future business combinations could involve the acquisition of significant tangible and intangible assets, which could require us to record in our statements of operations ongoing amortization of intangible assets acquired in connection with acquisitions, which we currently do with respect to our historic acquisitions, including NTI merger. In addition, we may need to record write-downs from future impairments of identified tangible and intangible assets and goodwill. These accounting charges would reduce any future reported earnings, or increase a reported loss. In future acquisitions, we could also incur debt to pay for acquisitions, or issue additional equity securities as consideration, which could cause our stockholders to suffer significant dilution.

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

We may be more vulnerable to adverse economic conditions than less leveraged competitors and thus less able to withstand competitive pressures. Any of these events could reduce our ability to generate cash available for investment or debt repayment or to make improvements or respond to events that would enhance profitability. We may incur significantly more debt in the future, which will increase each of the foregoing risks related to our indebtedness.

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

Our success will depend on our ability to generate revenues by providing enterprise software applications and services to colleges, universities, schools and other education providers. This market for some of our products has only recently developed, and the viability and profitability of this market is unproven. Our ability to grow our business will be compromised if we do not develop and market products and services that achieve broad market acceptance with our current and potential clients and their students and employees. If our newest products, the Blackboard Outcomes System and Blackboard Connect, do not gain widespread market acceptance, our financial results could suffer. We introduced our newest software application, the Blackboard Outcomes System, in December 2006 and acquired the technology underlying Blackboard Connect through our merger with NTI in January 2008. Our ability to grow our business will depend, in part, on client acceptance of these products. If we are not successful in gaining market acceptance of these products, our revenues may fall below our expectations.

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

We may experience difficulties that could delay or prevent the successful development, introduction and sale of new products under development. If introduced for sale, the new products may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance, which could cause our financial results to suffer. In addition, during the development period for the new products, our customers may defer or forego purchases of our products and services. Following acquisitions in which clients are contracted under renewable licenses, such as WebCT and NTI, for several years after such acquisitions we may experience a decrease in the renewal rate from historical levels which could reduce revenues below our expectations.

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

Because our clients use our products to store, retrieve and utilize critical information, we may be subject to significant liability claims if our products do not work properly or if the provision of our services is disrupted. Such an event could result in significant expenses, disrupt sales and affect our reputation and that of our products. We cannot be certain that the limitations of liability set forth in our licenses and agreements would be enforceable or would otherwise protect us from liability for damages, and our insurance may not cover all or any of the claims. A material liability claim against us, regardless of its merit or its outcome, could result in substantial costs, significantly harm our business reputation and divert management’s attention from our operations.

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

Our future success depends upon the continued service of our key management, technical, sales and other critical personnel, including employees who joined Blackboard in connection with our acquisitions of WebCT and NTI. Whether we are able to execute effectively on our business strategy will depend in large part on how well key management and other personnel perform in their positions and are integrated within our company. Key personnel have left our company over the years, and there may be additional departures of key personnel from time to time. In addition, as we seek to expand our global organization, the hiring of qualified sales, technical and support personnel has been difficult due to the limited number of qualified professionals. Failure to attract, integrate and retain key personnel would result in disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives and the results of our operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On January 11, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Bookstore Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Blackboard Connect Inc. (formerly named The NTI Group, Inc.), a Delaware corporation (“NTI”), and Pace Holdings, LLC, a Delaware limited liability company (“Pace”). The Merger Agreement provided for Merger Sub to be merged with and into NTI (the “Merger”). The parties consummated the Merger on January 31, 2008. As a result of the Merger, the separate corporate existence of Merger Sub ceased and NTI continued as the surviving corporation and a wholly-owned subsidiary of the Company.

The aggregate consideration paid by the Company to NTI’s former stockholders and option holders in connection with the closing of the Merger was $182.0 million, subject to certain adjustments set forth in the Merger Agreement (the “Merger Consideration”). Approximately $132.0 million of the Merger Consideration was cash and the remaining Merger Consideration was shares of the Company’s common stock, $0.01 par value per share (the “Stock Consideration”). On January 31, 2008, the Company issued Stock Consideration consisting of 1,102,912 shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”), to certain of NTI’s former stockholders and option holders, including Pace (the “Accredited Persons”).

In connection with the consummation of the Merger, the Company also entered into an Escrow Agreement dated as of January 31, 2008 by and among the Company, Pace and American Stock Transfer & Trust Company (the “Escrow Agreement”). Pursuant to the Escrow Agreement, the Company issued and deposited Common Stock with American Stock Transfer & Trust Company, as escrow agent. This consisted of (i) 55,218 shares of Common Stock that would otherwise have been delivered to NTI’s former stockholders and option holders for any working capital adjustments (the “Working Capital Escrow Shares”) and (ii) 345,113 shares of Common Stock that would otherwise have been delivered to Pace to be held in escrow for one year after the closing of the Merger to satisfy certain indemnification obligations under the Merger Agreement (“Indemnification Escrow Shares”). On February 15, 2008, American Stock Transfer & Trust Company released 75,924 Indemnification Escrow Shares to Pace. On March 28, 2008, American Stock Transfer & Trust Company released all of the Working Capital Escrow Shares to the Accredited Persons and issued an additional 5,095 shares of Common Stock to the Accredited Persons.

The aforementioned shares of Common Stock were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506 under Regulation D of the Securities Act. In determining the availability of this exemption, among other things the Company relied on each Accredited Person’s representations and warranties that (i) it was an accredited investor (as such term is defined in Rule 501(a)

promulgated under the Securities Act), (ii) it was acquiring the Common Stock for investment for its own account and not with the view to any distribution thereof, (iii) it had substantial experience investing in private placement transactions of securities in companies similar to the Company and could protect its own interests, (iv) it had such knowledge and experience in financial and business matters so that it was capable of evaluating the merits and risks of its investment in the Company, (v) it had an opportunity to ask questions of, and receive answers from, the officers of the Company concerning the Merger Agreement, the exhibits and schedules attached thereto, and the transactions contemplated thereby, as well as the Company’s business, management and financial affairs, which questions were answered to its satisfaction, and (vi) it believed that it received all the information it considered necessary or appropriate for deciding whether to participate in the private placement.

Item 6.	Exhibits.

(a) Exhibits:

Exhibit No.		Description

2	.1(1)	Agreement and Plan of Merger, dated as of January 11, 2008, by and among Blackboard Inc., Bookstore Merger Sub, Inc., The NTI Group, Inc. and Pace Holdings, LLC.
4	.1(2)	Registration Rights Agreement, dated as of January 31, 2008.
4	.2(3)	Form of Registration Rights and Earnout Stock Agreement, dated as of January 31, 2008.
4	.3(4)	Escrow Agreement, dated as of January 31, 2008.
4	.4(5)	Form of Investment Agreement dated as of January 31, 2008.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report filed on Form 8-K on January 14, 2008.

(2)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report filed on Form 8-K on January 31, 2008.

(3)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report filed on Form 8-K on January 31, 2008.

(4)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report filed on Form 8-K on January 31, 2008

(5)	Incorporated by reference to Exhibit 4.5 to the Company’s Automatic Shelf Registration Statement filed on Form S-3 on January 31, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blackboard Inc.

By:	/s/ Michael J. Beach
Michael J. Beach
Chief Financial Officer
(On behalf of the registrant and as Principal
Financial Officer)

Dated: May 9, 2008