Form 10-Q
period 2008-06-30
BLACKBOARD INC
filed 2008-08-07
CIK 1106942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 000-50784

Blackboard Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-2081178 (I.R.S. Employer Identification No.)

650 Massachusetts Avenue, N.W. Washington D.C. (Address of Principal Executive Offices)	20001 (Zip Code)

Registrant’s Telephone Number, Including Area Code:
(202) 463-4860

1899 L Street, N.W. Washington D.C. 20036
(Former Address)

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class	Outstanding at July 31, 2008

Common Stock, $0.01 par value	31,138,810

Blackboard Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2008

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “Blackboard” refer to Blackboard Inc. and its subsidiaries.

ii

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BLACKBOARD INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	June 30,
	2007	2008
		(Unaudited)

Current assets:
Cash and cash equivalents	$206,558	$55,295
Accounts receivable, net of allowance for doubtful accounts of $765 and $1,100, respectively	52,846	94,116
Inventories	2,089	1,781
Prepaid expenses and other current assets	5,255	9,845
Deferred tax asset, current portion	6,549	7,213
Deferred cost of revenues	6,877	5,854

Total current assets	280,174	174,104
Deferred tax asset, noncurrent portion	34,154	15,662
Investment in common stock warrant	—	3,980
Restricted cash	4,015	4,930
Property and equipment, net	18,584	33,310
Goodwill	117,502	264,628
Intangible assets, net	50,847	94,765

Total assets	$505,276	$591,379

Current liabilities:
Accounts payable	$3,747	$4,053
Accrued expenses	24,182	25,423
Deferred rent, current portion	160	336
Deferred revenues, current portion	126,600	137,135

Total current liabilities	154,689	166,947
Convertible senior notes, net of debt discount of $3,481 and $2,594, respectively	161,519	162,406
Deferred rent, noncurrent portion	1,469	7,479
Deferred revenues, noncurrent portion	2,925	5,582

Total liabilities	320,602	342,414
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 29,196,807 and 31,069,606 shares issued and outstanding, respectively	292	311
Additional paid-in capital	263,582	330,110
Accumulated deficit	(79,200)	(81,456)

Total stockholders’ equity	184,674	248,965

Total liabilities and stockholders’ equity	$505,276	$591,379

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Revenues:
Product	$52,299	$68,377	$102,280	$131,486
Professional services	7,105	7,170	12,404	12,537

Total revenues	59,404	75,547	114,684	144,023
Operating expenses:
Cost of product revenues, excludes $2,928 and $4,572 for the three months ended June 30, 2007 and 2008, respectively, and $5,749 and $8,660 for the six months ended June 30, 2007 and 2008, respectively, in amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below(1)	11,922	18,000	23,619	33,971
Cost of professional services revenues(1)	4,138	5,134	7,902	10,084
Research and development(1)	6,999	9,944	13,952	19,677
Sales and marketing(1)	16,370	22,763	31,203	43,620
General and administrative(1)	8,829	12,461	17,859	25,215
Proceeds from patent judgment	—	(3,313)	—	(3,313)
Amortization of intangibles resulting from acquisitions	5,493	9,729	10,892	18,408

Total operating expenses	53,751	74,718	105,427	147,662

Income (loss) from operations	5,653	829	9,257	(3,639)
Other (expense) income, net:
Interest expense	(1,157)	(1,917)	(1,915)	(3,747)
Interest income	507	258	912	1,148
Other income	876	3,780	949	4,090

Income (loss) before (provision) benefit for income taxes	5,879	2,950	9,203	(2,148)
(Provision) benefit for income taxes	(2,440)	(1,913)	(3,820)	(108)

Net income (loss)	$3,439	$1,037	$5,383	$(2,256)

Net income (loss) per common share:
Basic	$0.12	$0.03	$0.19	$(0.07)

Diluted	$0.12	$0.03	$0.18	$(0.07)

Weighted average number of common shares:
Basic	28,706,575	30,981,113	28,525,603	30,574,931

Diluted	29,860,118	31,939,435	29,774,861	30,574,931

(1) Includes the following amounts related to stock-based compensation:
Cost of product revenues	$120	$258	$249	$435
Cost of professional services revenues	175	69	291	232
Research and development	170	190	286	352
Sales and marketing	1,152	1,665	1,930	3,081
General and administrative	1,401	1,615	2,474	3,378

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
	Ended June 30,
	2007	2008
	(In thousands)

Cash flows from operating activities
Net income (loss)	$5,383	$(2,256)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred tax benefit	(1,464)	(2,914)
Excess tax benefit from stock-based compensation	(4,444)	(1,021)
Amortization of debt discount	806	887
Depreciation and amortization	5,164	7,389
Amortization of intangibles resulting from acquisitions	10,892	18,408
Change in allowance for doubtful accounts	70	335
Noncash stock-based compensation	5,230	7,478
Gain on investment in common stock warrant	—	(3,980)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(12,332)	(33,482)
Inventories	525	308
Prepaid expenses and other current assets	(2,855)	(3,516)
Deferred cost of revenues	487	1,023
Accounts payable	908	(2,544)
Accrued expenses	4,488	(295)
Deferred rent	39	6,186
Deferred revenues	(11,522)	3,148

Net cash provided by (used in) operating activities	1,375	(4,846)
Cash flows from investing activities
Acquisitions, net of cash acquired	—	(132,902)
Purchases of property and equipment	(7,089)	(17,358)
Payments for patent enforcement costs	(2,090)	(2,448)
Purchase of intangible assets	(1,530)	—

Net cash used in investing activities	(10,709)	(152,708)
Cash flows from financing activities
Payments on term loan	(24,400)	—
Proceeds from notes payable	160,456	—
Payments on letters of credit	(338)	(27)
Excess tax benefits from stock-based compensation	4,444	1,021
Proceeds from exercise of stock options	7,849	5,297

Net cash provided by financing activities	148,011	6,291
Net increase (decrease) in cash and cash equivalents	138,677	(151,263)
Cash and cash equivalents at beginning of period	30,776	206,558

Cash and cash equivalents at end of period	$169,453	$55,295

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007 and 2008

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements

As of January 1, 2008, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“FAS 157”). The adoption of FAS 157 did not have a material impact on the Company’s consolidated results of operations and financial condition. FAS 157 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and expands required disclosure about fair value measurements. The FAS 157 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents(1)	$6,531	$6,531	$—	$—
Common stock warrant	3,980	—	3,980	—

Total Assets	$10,511	$6,531	$3,980	$—

Liabilities:
Convertible senior notes(2)	$161,849	$161,849	$—	$—

(1)	Cash equivalents consist of money market funds and debt securities with original maturity dates of less than three months for which the fair value is based on quoted market prices.

(2)	The fair value of the Company’s convertible senior notes is based on the quoted market price.

Common Stock Warrant

As of June 30, 2008, the Company held a common stock warrant in an entity that provides technology support services to educational institutions, including the Company’s customers, to purchase 19.9% of the shares of the entity. This common stock warrant meets the definition of a derivative as defined by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activity.” Other income of approximately $4.0 million was recorded in the Company’s consolidated statements of operations during the three and six months ended June 30, 2008 related to the fair value adjustment of the common stock warrant. In connection with an equity transaction between this entity and a venture capital firm, the Company exercised approximately one-half of its warrant and sold the related shares to the venture capital firm for approximately $2.0 million on July 1, 2008. The fair value of the common stock warrant was recorded as investment in common stock warrant on the Company’s consolidated balance sheets as of June 30, 2008 and was calculated based on the entity’s implied value upon closing of the equity transaction on July 1, 2008. On July 1, 2008, the Company entered into an amended common stock warrant agreement in which the Company can purchase up to 9.9% of the shares of the entity. The Company will evaluate the fair value of this instrument in subsequent reporting periods and any changes in value will be recognized in the consolidated statements of operations.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company follows the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. As a result of the implementation of FIN 48 on January 1, 2007, the Company recognized an increase of $0.6 million in the unrecognized tax benefit liability, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance. All of the Company’s unrecognized tax benefit liability would affect the Company’s effective tax rate if recognized. The Company recognizes interest and penalties related to income tax matters in income tax expense. Prior to adoption of FIN 48, accruals for tax contingencies were provided for in accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies.” Although the Company believes it had appropriate support for the positions taken on its tax returns for those years, the Company had recorded a liability for its best estimate of the probable loss on certain of those positions. The Company does not expect its unrecognized tax benefit liability to change significantly over the next 12 months. All tax years since 1998 are subject to examination.

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

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cost of Revenues and Deferred Cost of Revenues

Cost of revenues includes all direct materials, direct labor, and those indirect costs related to revenue such as indirect labor, materials and supplies, equipment rent, and amortization of software developed internally and software license rights. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles acquired in acquisitions. Amortization expense related to acquired technology was $2.9 million and $4.6 million for the three months ended June 30, 2007 and 2008, respectively, and $5.7 million and $8.7 million for the six months ended June 30, 2007 and 2008, respectively. The Company does not have transactions in which the deferred costs of revenues exceed deferred revenues.

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

The following schedule presents the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
	(Unaudited)
	(In thousands, except share and per share amounts)

Net income (loss)	$3,439	$1,037	$5,383	$(2,256)

Weighted average shares outstanding, basic	28,706,575	30,981,113	28,525,603	30,574,931
Dilutive effect of:
Stock options related to the purchase of common stock	1,153,543	958,322	1,249,258	—

Weighted average shares outstanding, diluted	29,860,118	31,939,435	29,774,861	30,574,931

Basic net income (loss) per common share	$0.12	$0.03	$0.19	$(0.07)

Diluted net income (loss) per common share	$0.12	$0.03	$0.18	$(0.07)

The dilutive effect of 932,011 options were not included in the computation of diluted net loss per share for the six months ended June 30, 2008 as their effect would be anti-dilutive.

Stock-Based Compensation

The Company accounts for stock-based compensation expense in accordance with FASB Statement No. 123 (revised 2005), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense for share-based awards based on the estimated fair value on the date of grant. The Company estimates the fair value of each share-based award on the date of grant using the Black-Scholes option-pricing model. This model is affected by the Company’s stock price as well as estimates regarding a number of variables including expected stock price volatility over the term of the award and projected employee stock option exercise behaviors.

Comprehensive Net Income (Loss)

Comprehensive net income (loss) includes net income (loss), combined with unrealized gains and losses not included in earnings and reflected as a separate component of stockholders’ equity. There were no material differences between net income (loss) and comprehensive net income (loss) for the three and six months ended June 30, 2007 and 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141(R), a revised version of FASB Statement No. 141, “Business Combinations.” The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluating the impact of the provisions of the revision on its consolidated results of operations and financial condition.

In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 deferred the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of FAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated results of operations and financial condition.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not believe the provisions of SFAS 160 will have a material impact on its consolidated results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion.” (“APB 14-1”). APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company is currently evaluating the impact of the provisions of APB 14-1 on its consolidated results of operations and financial condition.

3.	The NTI Group, Inc. Merger

On January 31, 2008, the Company completed its merger with The NTI Group, Inc. (“NTI”) pursuant to the Agreement and Plan of Merger dated January 11, 2008. Pursuant to the Agreement and Plan of Merger, the Company paid merger consideration of approximately $184.8 million, which includes $132.1 million in cash and $52.7 million in the Company’s common stock, or approximately 1.5 million shares of common stock. The effective cash portion of the purchase price of NTI before transaction costs was approximately $130.5 million, net of NTI’s January 31, 2008 cash balance of approximately $1.6 million. The Company has included the financial results of NTI in its consolidated financial statements beginning February 1, 2008. Up to an additional 0.5 million shares in the Company’s common stock may be issued contingent on the achievement of certain performance milestones. Since the completion of the merger, The NTI Group, Inc. was renamed to Blackboard Connect Inc.

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

The merger was accounted for under the purchase method of accounting in accordance with FASB Statement No. 141, “Business Combinations” (“SFAS 141”). Assets acquired and liabilities assumed were recorded at their fair values as of January 31, 2008. The total preliminary purchase price is $187.8 million, including the estimated

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition related transaction costs of approximately $3.0 million. Acquisition-related transaction costs include investment banking, legal and accounting fees, and other external costs directly related to the merger.

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

Cash and cash equivalents	$1,592
Accounts receivable	8,123
Prepaid expenses and other current assets	1,143
Restricted cash	888
Property and equipment	2,304
Accounts payable	(650)
Other accrued liabilities	(2,142)
Deferred tax liabilities, net	(16,806)
Deferred revenue	(10,045)

Net tangible liabilities to be acquired	(15,593)
Definite-lived intangible assets acquired	60,325
Goodwill	143,089

Total estimated purchase price	$187,821

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

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Of the total estimated purchase price, approximately $143.1 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill is not deductible for tax purposes.

In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

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

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Blackboard and NTI on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the Company’s public

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

offering of $165.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2027 (see Note 7) had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes amortization expense from acquired intangible assets, adjustments to interest expense, interest income and related tax effects. The three and six months ended June 30, 2007 exclude the negative revenue impact related to the reduction of NTI’s deferred revenue balance.

The unaudited pro forma financial information for the six months ended June 30, 2008 combines the historical results for Blackboard for the six months ended June 30, 2008 and the historical results for NTI for the one month ended January 31, 2008. The unaudited pro forma financial information for the three and six months ended June 30, 2007 combines the historical results for Blackboard for the three and six months ended June 30, 2007 and the historical results for NTI for the same period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
	(Unaudited)
	(In thousands, except per share amounts)

Total revenues	$66,104	$75,547	$127,615	$147,465
Net income (loss)	$635	$1,037	$(1,242)	$(3,407)
Basic net income (loss) per common share	$0.02	$0.03	$(0.04)	$(0.11)
Diluted net income (loss) per common share	$0.02	$0.03	$(0.04)	$(0.11)

4.	Stock-Based Compensation

Stock Incentive Plans

As of June 30, 2008, approximately 3.7 million shares of common stock were available for future grants under the Company’s Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”) and no options were available for future grants under the Company’s Amended and Restated Stock Incentive Plan adopted in 1998. Awards granted under the 2004 Plan generally vest over a three to four-year period and have an eight to ten-year expiration period. On June 5, 2008, at the Company’s Annual Meeting of Stockholders, the stockholders approved an amendment to the 2004 Plan to increase the number of shares authorized for issuance under the 2004 Plan from 5.8 million to 8.7 million. In July 2008, 63,250 stock options were granted under the 2004 Plan.

The compensation cost that has been recognized in the consolidated statements of operations for the Company’s stock incentive plans was $5.2 million and $7.5 million for the six months ended June 30, 2007 and 2008, respectively. The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation arrangements was $4.4 million and $1.0 million for the six months ended June 30, 2007 and 2008, respectively. For stock subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

A summary of stock option activity under the Company’s stock incentive plans as of June 30, 2008, and changes during the six months then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Shares	Price/Share	Intrinsic Value

Exercisable at December 31, 2007	1,825,306	$16.92
Outstanding at December 31, 2007	4,245,737	$25.21
Granted	1,240,500	$31.87
Exercised	(291,461)	$17.72	$4,873
Canceled	(200,071)	$29.49

Outstanding at June 30, 2008	4,994,705	$27.13	$56,434

Exercisable at June 30, 2008	2,231,356	$20.82	$38,933

The Company has utilized the Black-Scholes valuation model to estimate the fair value of stock options during all periods. As follows are the weighted-average assumptions used in valuing the equity grants during the six months June 30, 2007 and 2008 and a discussion of the Company’s inputs.

	Six Months Ended June 30,
	2007	2008

Dividend yield	0%	0%
Expected volatility	43.6%	39.6%
Risk-free interest rate	4.6%	2.9%
Expected life of options	5.1 years	4.9 years
Forfeiture rate	15%	10.5%

Dividend yield — The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Given the Company’s limited historical stock data following its initial public offering in June 2004, the Company used a blended volatility to best estimate expected volatility for the six months ended June 30, 2007. The blended volatility included the average of the Company’s preceding one-year weekly historical volatility and the Company’s peer group preceding four-year weekly historical volatility. The Company’s peer group historical volatility includes the historical volatility of companies that are similar in revenue size, in the same industry or are competitors. Beginning January 1, 2008, the Company used the Company’s daily historical volatility since January 1, 2006 to calculate the expected volatility.

Risk-free interest rate — This is the average U.S. Treasury rate (having a term that most closely approximates the expected life of the option) for the period in which the option was granted.

Expected life of the options — This is the period of time that the equity grants are expected to remain outstanding. For the six months ended June 30, 2007, the Company used the short-cut method to determine the expected life of the options as prescribed under the provisions of Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” Beginning January 1, 2008, as prescribed by SAB No. 107, the Company gathered more detailed historical information about specific exercise behavior of its grantees, which it used to determine the expected term. For grants that have been exercised, the Company uses actual exercise data to estimate option exercise timing within the valuation model. For grants that have not been exercised, the Company generally uses the

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

midpoint between the end of the vesting period and the contractual life of the grant to estimate option exercise timing within the valuation model. Options granted during the six months ended June 30, 2008 have a maximum term of eight years.

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

The weighted average remaining contractual life for all options outstanding under the Company’s stock incentive plans at June 30, 2008 was 6.1 years. The weighted average remaining contractual life for exercisable stock options at June 30, 2008 was 5.1 years. The weighted average fair market value of the options at the date of grant for options granted during the six months ended June 30, 2008 was $12.30 per share.

As of June 30, 2008, there was approximately $34.5 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s option plans. The cost is expected to be recognized through February 2013 with a weighted average recognition period of approximately 1.6 years.

Restricted Stock

Restricted stock is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. A summary of restricted stock activity under the Company’s stock incentive plans as of June 30, 2008, and changes during the six months then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Shares	Price/Share	Intrinsic Value

Outstanding and exercisable at December 31, 2007	—
Granted	75,000	$28.75
Exercised	—
Canceled	(10,000)	$28.75

Outstanding at June 30, 2008	65,000	$28.75	$2,485

Exercisable at June 30, 2008	—

The fair value of each restricted stock award is estimated using the intrinsic value method which is based on the closing price on the date of grant. Compensation expense for restricted stock awards is recognized ratably over the vesting period on a straight-line basis. The weighted average fair market value of restricted stock at the date of grant for awards granted during the six months ended June 30, 2008 was $28.75.

As of June 30, 2008, there was approximately $1.7 million of total unrecognized compensation cost related to unvested restricted stock awards granted under the Company’s stock incentive plans. The cost is expected to be recognized through January 2012 with a weighted average recognition period of approximately 2.6 years.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Inventories

The carrying amounts of inventories as of December 31, 2007 and June 30, 2008 are as follows:

	December 31,	June 30,
	2007	2008
		(Unaudited)
	(In thousands)

Raw materials	$551	$677
Work-in-process	602	540
Finished goods	936	564

Total inventories	$2,089	$1,781

6.	Goodwill and Intangible Assets, Net

The carrying amounts of goodwill and intangible assets as of December 31, 2007 and June 30, 2008 are as follows:

	December 31,	June 30,
	2007	2008
		(Unaudited)
	(In thousands)

Goodwill	$117,502	$264,628

Acquired technology	$48,462	$65,256
Contracts and customer lists	52,632	94,732
Non-compete agreements	2,043	2,043
Trademarks and domain names	191	1,016
Patents and related costs	5,212	8,073

Subtotal	108,540	171,120
Less accumulated amortization	(57,693)	(76,355)

Intangible assets, net	$50,847	$94,765

Intangible assets from acquisitions are amortized over three to five years. Amortization expense related to intangible assets resulting from acquisitions was approximately $10.9 million and $18.4 million for the six months ended June 30, 2007 and 2008, respectively.

During the six months ended June 30, 2007 and 2008, the Company capitalized $1.7 million and $2.9 million, respectively, in costs of defending and protecting patents, due to costs incurred in a suit against Desire2Learn, Inc. (“Desire2Learn”) in which the Company has alleged infringement of one of its patents. Any change in the Company’s estimates based on ongoing litigation could materially reduce the valuation of these assets. Amortization expense related to patent and related costs was approximately $0.1 million and $0.3 million for the six months ended June 30, 2007 and 2008, respectively.

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

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with obtaining the Notes, the Company incurred $4.5 million in debt issuance costs. These costs were recorded as a debt discount and netted against the remaining principal amount outstanding. The debt discount is being amortized as interest expense using the effective interest method through July 1, 2011, the first redemption date of the Notes. During the six months ended June 30, 2008, the Company recorded total amortization expense of approximately $0.9 million as interest expense.

The Notes bear interest at a rate of 3.25% per year on the principal amount, accruing from June 20, 2007. Interest is payable semi-annually on January 1 and July 1, commencing on January 1, 2008. The Company made a $2.7 million interest payment on July 1, 2008. The Notes will mature on July 1, 2027, subject to earlier conversion, redemption or repurchase.

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

Because the Notes contain an adjusting conversion rate provision based on the Company’s common stock price and anti-dilution adjustment provisions, at each reporting period, the Company evaluates whether any adjustments to the conversion price would alter the effective conversion rate from the stated conversion rate and result in an “in-the-money” conversion. Whenever an adjustment to the conversion rate results in a number of shares of common stock in excess of approximately 4.1 million shares under the Notes, the Company would recognize a beneficial conversion feature in the period such a determination is made and amortize it over the remaining life of the Notes. As of June 30, 2008, a beneficial conversion feature under the Notes did not exist.

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

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Notes are unsecured senior obligations and are effectively subordinated to all of the Company’s existing and future senior indebtedness to the extent of the assets securing such debt, and are effectively subordinated to all indebtedness and liabilities of the Company’s subsidiaries, including trade payables.

8.	Commitments and Contingencies

On July 26, 2006, the Company filed a complaint in the United States District Court for the Eastern District of Texas alleging that Desire2Learn infringes on U.S. Patent No. 6,988,138. On February 22, 2008, the jury returned a verdict in favor of the Company on infringement and validity. On May 7, 2008, the court entered judgment for the Company in the amount of $3.3 million plus post-judgment interest accruing at 6% per annum. On June 11, 2008, Desire2Learn paid the Company the sum of $3.3 million, which consisted of the judgment amount plus accrued interest and is recorded as proceeds from patent judgment on our consolidated statements of operations for the three and six months ended June 30, 2008. The parties also entered into an agreement that the Company would repay the full sum plus 6% interest within a prenegotiated time period in the event of a final, non-appealable mandate of a court that entirely disposes of the Company’s claims in the suit. Both parties have pending appeals of the final judgment at the United States Court of Appeals for the Federal Circuit.

On May 19, 2008, TechRadium, Inc. (“TechRadium”) filed an action in the United States District Court for the Eastern District of Texas against Blackboard Inc. and Blackboard Connect Inc. (collectively “Blackboard”) alleging that Blackboard infringes three United States patents owned by TechRadium relating to notification technologies. TechRadium seeks unspecified monetary damages, injunctive relief and other damages to which TechRadium may be entitled in law or in equity.

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

General

We are a leading provider of enterprise software applications and related services to the education industry. Our clients use our software to integrate technology into the education experience and campus life, and to support activities such as a professor assigning digital materials on a class website; a student collaborating with peers or completing research online; an administrator managing a departmental website; a superintendant sending mass communications via voice, email and text messages to parents and students; or a merchant conducting cash-free transactions with students and faculty through pre-funded debit accounts. Our clients include colleges, universities, schools and other education providers, textbook publishers, student-focused merchants, and corporate and government clients.

On January 31, 2008, we completed our merger with NTI pursuant to the Agreement and Plan of Merger dated January 11, 2008. Pursuant to the Agreement and Plan of Merger, we acquired all the outstanding common stock of NTI in a transaction for approximately $184.8 million, which includes $132.1 million in cash and $52.7 million in our common stock. The effective cash purchase price of NTI before transaction costs was approximately $130.5 million, net of NTI’s January 31, 2008 cash balance of approximately $1.6 million. We have included the financial results of NTI in our consolidated financial statements beginning February 1, 2008. Up to an additional 0.5 million shares in our common stock may be issued contingent on the achievement of certain performance milestones.

On July 26, 2006, we filed a complaint in the United States District Court for the Eastern District of Texas alleging that Desire2Learn, Inc. (“Desire2Learn”) infringes on US Patent No. 6,988,138. On February 22, 2008, the jury returned a verdict in favor of us on infringement and validity. On May 7, 2008, the court entered judgment for us in the amount of $3.3 million plus post-judgment interest accruing at 6% per annum. On June 11, 2008, Desire2Learn paid us the sum of $3.3 million, which consisted of the judgment amount plus accrued interest. The parties also entered into an agreement that we would repay the full sum plus 6% interest within a prenegotiated time period in the event of a final, non-appealable mandate of a court that entirely disposes of our claims in the suit. Both parties have pending appeals of the final judgment at the United States Court of Appeals for the Federal Circuit.

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

We typically license our individual applications either on a stand-alone basis or bundled as part of one of our product suites, the Blackboard Academic Suitetm, the Blackboard Commerce Suitetm and Blackboard Connecttm. Our suites of products include the following products: Blackboard Learning Systemtm, Blackboard Community Systemtm, Blackboard Content Systemtm, Blackboard Outcomes Systemtm, Blackboard Portfolio Systemtm Blackboard Transaction Systemtm, Blackboard Onetm, and Blackboard Connect .

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

Major components of our cost of product revenues include license and other fees that we owe to third parties upon licensing software, and the cost of hardware that we bundle with our software. We initially defer these costs and recognize them into expense over the period in which the related revenue is recognized. Cost of product revenues also includes amortization of internally developed technology available for sale, employee compensation, stock-based compensation and benefits for personnel supporting our hosting, support and production functions, as well as related facility rent, communication costs, utilities, depreciation expense and cost of external professional services used in these functions. All of these costs are expensed as incurred. The costs of third-party software and hardware that is not bundled with software are also expensed when incurred, normally upon delivery to our client. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles acquired in acquisitions. Amortization expense related to acquired technology was $2.9 million and $4.6 million for the three months ended June 30, 2007 and 2008, respectively, and $5.7 million and $8.7 million for the six months ended June 30, 2007 and 2008, respectively.

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

As of June 30, 2008, we held a common stock warrant in an entity that provides technology support services to educational institutions, including our customers, to purchase 19.9% of the shares of the entity. This common stock warrant meets the definition of a derivative as defined by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activity.” Other income of approximately $4.0 million was recorded in our consolidated statements of operations during the three and six months ended June 30, 2008 related to the fair value adjustment of the common stock warrant. In connection with an equity transaction between this entity and a venture capital firm, we exercised approximately one-half of our warrant and sold the related shares to the venture capital firm for approximately $2.0 million on July 1, 2008. The fair value of the common stock warrant was recorded as investment in common stock warrant on our consolidated balance sheets as of June 30, 2008 and was calculated based on the entity’s implied value upon closing of the equity transaction on July 1, 2008. On July 1, 2008, we entered into an amended common stock warrant agreement in which we can purchase up to 9.9% of the shares of the entity. We will evaluate the fair value of this instrument in subsequent reporting periods and any changes in value will be recognized in the consolidated statements of operations.

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

Fair Value Measurements.  As of January 1, 2008, we adopted the Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and expands required disclosure about fair value measurements. The FAS 157 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

Long-lived assets.  We record our long-lived assets, such as property and equipment, at cost. We review the carrying value of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with the provisions of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate these assets by examining estimated future cash flows to determine if their current recorded value is impaired. We evaluate these cash flows by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will record a write-down of the carrying value of the identified asset and charge the impairment as an operating expense in the period in which the determination is made. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances.

Goodwill and intangible assets.  As the result of acquisitions, any excess purchase price over the net tangible and identifiable intangible assets acquired is recorded as goodwill. A preliminary allocation of the purchase price to tangible and intangible net assets acquired is based upon a preliminary valuation and our estimates and assumptions may be subject to change. We assess the impairment of goodwill in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we test our goodwill for impairment annually on October 1, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.

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

We follow the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. We recognize interest and penalties related to income tax matters in income tax expense. As a result of the implementation of FIN 48 on January 1, 2007, we recognized an increase of $0.6 million in the unrecognized tax benefit liability, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance. All of our unrecognized tax benefit liability would affect our effective tax rate if recognized. Prior to adoption of FIN 48, accruals for tax contingencies were provided for in accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies.” Although we believe we had appropriate support for the positions taken on our tax returns for those years, we had recorded a liability for its best estimate of the probable loss on certain of those positions. We do not expect our unrecognized tax benefit liability to change significantly over the next 12 months. All tax years since 1998 are subject to examination.

Stock-Based Compensation.  We account for stock-based compensation expense in accordance with FASB Statement No. 123 (revised 2005), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense for share-based awards based on estimated fair values on the date of grant.

We estimate the fair value of each option-based award on the date of grant using the Black-Scholes option-pricing model. This model is affected by our stock price as well as estimates regarding a number of variables including expected stock price volatility over the term of the award and projected employee stock option exercise behaviors.

Recent Accounting Pronouncements.  In December 2007, the FASB issued FASB Statement No. 141(R), a revised version of FASB Statement No. 141, “Business Combinations.” The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact of the provisions of the revision on our consolidated results of operations and financial condition.

In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 deferred the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We are currently evaluating the impact of FAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated results of operations and financial condition.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not believe that the provisions of SFAS 160 will have a material impact on our consolidated results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion.” (“APB 14-1”). APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. We are currently evaluating the impact of the provisions of APB 14-1 on our consolidated results of operations and financial condition.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
	(Unaudited)

Revenues:
Product	88%	91%	89%	91%
Professional services	12	9	11	9

Total revenues	100	100	100	100
Operating expenses:
Cost of product revenues, excludes amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below	20	24	21	24
Cost of professional services revenues	7	7	7	7
Research and development	12	13	12	14
Sales and marketing	27	30	27	30
General and administrative	15	16	16	17
Proceeds from patent judgment	—	(4)	—	(2)
Amortization of intangibles resulting from acquisitions	9	13	9	13

Total operating expenses	90	99	92	103

Income (loss) from operations	10%	1%	8%	(3)%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Our total revenues for the three months ended June 30, 2008 were $75.5 million, representing an increase of $16.1 million, or 27.2%, as compared to $59.4 million for the three months ended June 30, 2007.

A detail of our total revenues by classification is as follows:

	Three Months Ended June 30,
	2007			2008
		Professional			Professional
	Product	Services		Product	Services
	Revenues	Revenues	Total	Revenues	Revenues	Total
	(Unaudited)
	(In millions)

Recurring ratable revenues	$43.8	$0.8	$44.6	$58.6	$1.0	$59.6
Non-recurring ratable revenues	5.7	—	5.7	6.6	—	6.6
Other revenues	2.8	6.3	9.1	3.1	6.2	9.3

Total revenues	$52.3	$7.1	$59.4	$68.3	$7.2	$75.5

Product revenues.  Product revenues, including domestic and international, for the three months ended June 30, 2008 were $68.4 million, representing an increase of $16.1 million, or 30.7%, as compared to $52.3 million for the three months ended June 30, 2007. Recurring ratable product revenues increased by $14.8 million, or 33.8%, for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This increase was primarily due to a $6.8 million increase in revenues recognized for subscription fees from customers accessing our on-demand application services primarily related to Blackboard Connect, which we acquired from NTI in January 2008. The increase was also due to a $5.3 million increase in revenues from Blackboard Learning System enterprise licenses, which was attributable to current and prior period sales to new and existing clients, the continued shift of our existing clients from the Blackboard Learning System basic products to the Blackboard Learning System enterprise products and the cross-selling of other enterprise products to existing clients. The Blackboard Learning System enterprise products have additional functionality that is not available in the Blackboard Learning System basic products and consequently some Blackboard Learning System basic product clients upgrade to the Blackboard Learning System enterprise products. Licenses of the enterprise version of the Blackboard Learning System products have higher average pricing, which normally results in at least twice the contractual value as compared to Blackboard Learning System basic product licenses. The remaining increase in recurring ratable product revenues resulted from a $3.2 million increase in hosting revenues.

The increase in non-recurring ratable product revenues was primarily due to an increase in sales of Blackboard Commerce Suite hardware products.

The increase in other product revenues was primarily due to an increase in sales related to certain of our content management software products.

Of our total revenues, our total international revenues for the three months ended June 30, 2008 were $15.1 million, representing an increase of $2.1 million, or 16.2%, as compared to $13.0 million for the three months ended June 30, 2007. International product revenues, which consist primarily of recurring ratable product revenues, were $13.8 million for the three months ended June 30, 2008, representing an increase of $2.2 million, or 19.0%, as compared to $11.6 million for the three months ended June 30, 2007. The increase in international recurring ratable product revenues was primarily due to an increase in international revenues from Blackboard Academic Suite enterprise products resulting from prior period sales to new and existing clients. In addition, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.

Professional services revenues.  Professional services revenues for the three months ended June 30, 2008 were $7.2 million, representing an increase of $0.1 million, or 0.9%, as compared to $7.1 million for the three months ended June 30, 2007. The increase in professional services was primarily attributable to increased sales of certain enhanced support and maintenance services. As a percentage of total revenues, professional services revenues for the three months ended June 30, 2008 were 9.5% as compared to 12.0% for the three months ended June 30, 2007. This decrease in professional service revenues as a percentage of total revenues is primarily due to the increase in product revenues.

Cost of product revenues.  Our cost of product revenues for the three months ended June 30, 2008 was $18.0 million, representing an increase of $6.1 million, or 51.0%, as compared to $11.9 million for the three months ended June 30, 2007. The increase in cost of product revenues was primarily due to $3.4 million in expenses incurred related to our Blackboard Connect product and a $1.8 million increase in expenses related to hosting services due to the increase in the number of clients contracting for new hosting services or existing clients expanding their existing hosting arrangements. Cost of product revenues as a percentage of product revenues increased to 26.3% for the three months ended June 30, 2008 from 22.8% for the three months ended June 30, 2007. This decrease in product revenues margin is due primarily to the fair value adjustment to the acquired NTI deferred revenue balances recorded in purchase accounting. Consequently, we expect our product revenues margins to continue to remain lower than in the prior year and we expect this trend to continue through the remainder of 2008.

Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology was $2.9 million and $4.6 million for the three months ended June 30, 2007 and 2008, respectively. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 33.0% for the three months ended June 30, 2008 as compared to 28.4% for the three months ended June 30, 2007. This increase relates to the increase in amortization expense resulting from the NTI merger and the fair value adjustment to the acquired NTI deferred revenue balances.

Cost of professional services revenues.  Our cost of professional services revenues for the three months ended June 30, 2008 was $5.1 million, representing an increase of $1.0 million, or 24.1%, as compared to $4.1 million for the three months ended June 30, 2007. Cost of professional services revenues as a percentage of professional services revenues increased to 71.6% for the three months ended June 30, 2008 from 58.2% for the three months ended June 30, 2007. The decrease in professional services revenues margin was primarily attributable to increased personnel-related costs, including stock-based compensation expense, due to higher average headcount during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 and a decrease in new professional service engagements in current and prior periods.

Research and development expenses.  Our research and development expenses for the three months ended June 30, 2008 were $9.9 million, representing an increase of $2.9 million, or 42.1%, as compared to $7.0 million for the three months ended June 30, 2007. This increase was primarily attributable to increased personnel-related costs, including stock-based compensation expense, due to higher average headcount during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 primarily due to the increased headcount following the NTI merger.

Sales and marketing expenses.  Our sales and marketing expenses for the three months ended June 30, 2008 were $22.8 million, representing an increase of $6.4 million, or 39.1%, as compared to $16.4 million for the three months ended June 30, 2007. This increase was primarily attributable to increased personnel-related costs, including stock-based compensation expense, due to higher average headcount during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 primarily due to the increased headcount following the NTI merger.

General and administrative expenses.  Our general and administrative expenses for the three months ended June 30, 2008 were $12.5 million, representing an increase of $3.6 million, or 41.1%, as compared to $8.8 million for the three months ended June 30, 2007. This increase was primarily attributable to increased personnel-related costs, including stock-based compensation expense, due to higher average headcount during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 primarily due to the increased headcount following the NTI merger.

Proceeds from patent judgment.  Our operating expenses were reduced during the three months ended June 30, 2008 due to the $3.3 million payment from Desire2Learn on June 11, 2008 in satisfaction of the judgment amount plus accrued interest arising from the patent litigation between us and Desire2Learn.

Net interest expense.  Our net interest expense for the three months ended June 30, 2008 was $1.7 million, representing an increase of $1.0 million, or 155.2%, as compared to $0.7 million for the three months ended June 30, 2007. This increase was primarily attributable to interest expense incurred in connection with the 3.25% Convertible Senior Notes due 2027 (the “Notes”) issued in June 2007. Interest expense recorded during the three months ended June 30, 2007 resulted primarily from the credit facilities agreement we entered into with Credit Suisse in 2006.

Other income.  Our other income for the three months ended June 30, 2008 was $3.8 million, representing an increase of $2.9 million, or 331.5%, as compared to other income of $0.9 million for the three months ended June 30, 2007. As of June 30, 2008, we held a common stock warrant in an entity that provides technology support services to educational institutions, including our customers, to purchase 19.9% of the shares of the entity. Other income of approximately $4.0 million was recorded during the three months ended June 30, 2008 related to the fair value adjustment of the common stock warrant. In connection with an equity transaction between this entity and a venture capital firm, we exercised approximately one-half of our warrant and sold the related shares to the venture capital firm for approximately $2.0 million on July 1, 2008. The fair value of the common stock warrant was recorded as investment in common stock warrant on our consolidated balance sheets as of June 30, 2008 and was calculated based on the entity’s implied value upon closing of the equity transaction on July 1, 2008. On July 1, 2008, we entered into an amended common stock warrant agreement in which we can purchase up to 9.9% of the shares of the entity. We will evaluate the fair value of this instrument in subsequent reporting periods and any changes in value will be recognized in the consolidated statements of operations.

This increase was offset by a decrease of $0.2 million related to the remeasurement of our foreign subsidiaries ledgers, which are maintained in the respective subsidiary’s local foreign currency, into the United States dollar. During the three months ended June 30, 2007, we recognized a translation gain primarily related to our wholly-owned Canadian subsidiary as a result of the favorable change in the exchange rate of the Canadian Dollar into the US Dollar.

Provision for income taxes.  Our provision for income taxes for the three months ended June 30, 2008 was $1.9 million as compared to $2.4 million for the three months ended June 30, 2007. Our effective tax rate for the three months ended June 30, 2008 reflects certain one-time events which affected our estimated effective annual tax rate which was applied to our results for the three months ended June 30, 2008.

Six months Ended June 30, 2008 Compared to Six months Ended June 30, 2007

Our total revenues for the six months ended June 30, 2008 were $144.0 million, representing an increase of $29.3 million, or 25.6%, as compared to $114.7 million for the six months ended June 30, 2007.

A detail of our total revenues by classification is as follows:

	Six Months Ended June 30,
	2007			2008
		Professional			Professional
	Product	Services		Product	Services
	Revenues	Revenues	Total	Revenues	Revenues	Total
	(Unaudited)
			(In millions)

Recurring ratable revenues	$85.9	$1.5	$87.4	$112.3	$1.8	$114.1
Non-recurring ratable revenues	10.7	—	10.7	12.2	—	12.2
Other revenues	5.7	10.9	16.6	7.0	10.7	17.7

Total revenues	$102.3	$12.4	$114.7	$131.5	$12.5	$144.0

Product revenues.  Product revenues, including domestic and international, for the six months ended June 30, 2008 were $131.5 million, representing an increase of $29.2 million, or 28.6%, as compared to $102.3 million for the six months ended June 30, 2007. Recurring ratable product revenues increased by $26.4 million, or 30.7%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This increase was primarily due to a $10.7 million increase in revenues recognized for subscription fees from customers accessing our on-demand application services primarily related to Blackboard Connect which we acquired from NTI in January 2008. The increase was also due to a $10.4 million increase in revenues from Blackboard Learning System enterprise licenses which was attributable to current and prior period sales to new and existing clients, the continued shift of our existing clients from the Blackboard Learning System basic products to the Blackboard Learning System enterprise products and the cross-selling of other enterprise products to existing clients. The Blackboard Learning System enterprise products have additional functionality that is not available in the Blackboard Learning System basic products and consequently some Blackboard Learning System basic product clients upgrade to the Blackboard Learning System enterprise products. Licenses of the enterprise version of the Blackboard Learning System products have higher average pricing, which normally results in at least twice the contractual value as compared to Blackboard Learning System basic product licenses. The remaining increase in recurring ratable product revenues resulted from a $6.0 million increase in hosting revenues.

The increase in non-recurring ratable product revenues was primarily due to an increase in sales of Blackboard Commerce Suite hardware products.

The increase in other product revenues was primarily due to an increase in sales related to certain of our content management software products.

Of our total revenues, our total international revenues for the six months ended June 30, 2008 were $29.3 million, representing an increase of $4.4 million, or 17.7%, as compared to $24.9 million for the six months ended June 30, 2007. International product revenues, which consist primarily of recurring ratable product revenues, were $27.0 million for the six months ended June 30, 2008, representing an increase of $4.6 million, or 20.5%, as compared to $22.4 million for the six months ended June 30, 2007. The increase in international recurring ratable product revenues was primarily due to an increase in international revenues from Blackboard Academic Suite enterprise products resulting from prior period sales to new and existing clients. In addition, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.

Professional services revenues.  Professional services revenues for the six months ended June 30, 2008 were $12.5 million, representing an increase of $0.1 million, or 1.1%, as compared to $12.4 million for the six months ended June 30, 2007. The increase in professional services was primarily attributable to increased sales of certain enhanced support and maintenance services. As a percentage of total revenues, professional services revenues for the six months ended June 30, 2008 were 8.7% as compared to 10.8% for the six months ended June 30, 2007. This decrease in professional service revenues as a percentage of total revenues is primarily due to the increase in product revenues.

Cost of product revenues.  Our cost of product revenues for the six months ended June 30, 2008 was $34.0 million, representing an increase of $10.4 million, or 43.8%, as compared to $23.6 million for the six months ended June 30, 2007. The increase in cost of product revenues was primarily due to $5.7 million in expenses incurred related to our Blackboard Connect product and a $3.1 million increase in expenses related to hosting services due to the increase in the number of clients contracting for new hosting services or existing clients expanding their existing hosting arrangements. Cost of product revenues as a percentage of product revenues increased to 25.8% for the six months ended June 30, 2008 from 23.1% for the six months ended June 30, 2007. This decrease in product revenues margin is due primarily to the fair value adjustment to the acquired NTI deferred revenue balances. Consequently, we expect our product revenues margins to continue to remain lower than in the prior year and we expect this trend to continue through the remainder of 2008.

Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology was $5.7 million and $8.7 million for the six months ended June 30, 2007 and 2008, respectively. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 32.4% for the six months ended June 30, 2008 as compared to 28.7% for the six months ended June 30, 2007. This increase relates to the increase in amortization expense resulting from the NTI merger and the fair value adjustment to the acquired NTI deferred revenue balances.

Cost of professional services revenues.  Our cost of professional services revenues for the six months ended June 30, 2008 was $10.1 million, representing an increase of $2.2 million, or 27.6%, as compared to $7.9 million for the six months ended June 30, 2007. Cost of professional services revenues as a percentage of professional services revenues increased to 80.4% for the six months ended June 30, 2008 from 63.7% for the six months ended June 30, 2007. The decrease in professional services revenues margin was primarily attributable to increased personnel-related costs, including stock-based compensation expense, due to higher average headcount during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 and a decrease in new professional service engagements in current and prior periods.

Research and development expenses.  Our research and development expenses for the six months ended June 30, 2008 were $19.7 million, representing an increase of $5.7 million, or 41.0%, as compared to $14.0 million for the six months ended June 30, 2007. This increase was primarily attributable to increased personnel-related costs, including stock-based compensation expense, due to higher average headcount during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 primarily due to the increased headcount following the NTI merger.

Sales and marketing expenses.  Our sales and marketing expenses for the six months ended June 30, 2008 were $43.6 million, representing an increase of $12.4 million, or 39.8%, as compared to $31.2 million for the six months ended June 30, 2007. This increase was primarily attributable to increased personnel-related costs, including stock-based compensation expense, due to higher average headcount during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 primarily due to the increased headcount following the NTI merger.

General and administrative expenses.  Our general and administrative expenses for the six months ended June 30, 2008 were $25.2 million, representing an increase of $7.4 million, or 41.2%, as compared to $17.9 million for the six months ended June 30, 2007. This increase was primarily attributable to increased personnel-related costs, including stock-based compensation expense, due to higher average headcount during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 primarily due to the increased headcount following the NTI merger.

Proceeds from patent judgment.  Our operating expenses were reduced during the six months ended June 30, 2008 due to the $3.3 million payment from Desire2Learn on June 11, 2008 in satisfaction of the judgment amount plus accrued interest arising from the patent litigation between us and Desire2Learn.

Net interest expense.  Our net interest expense for the six months ended June 30, 2008 was $2.6 million, representing an increase of $1.6 million, or 159.1%, as compared to $1.0 million for the six months ended June 30, 2007. This increase was primarily attributable to interest expense incurred in connection with the 3.25% Convertible Senior Notes due 2027 (the “Notes”) issued in June 2007. Interest expense recorded during the six months ended June 30, 2007 primarily resulted from the credit facilities agreement we entered into with Credit Suisse in 2006.

Other income.  Our other income for the six months ended June 30, 2008 was $4.1 million, representing an increase of $3.1 million, or 331.0%, as compared to other income of $0.9 million for the six months ended June 30, 2007. As of June 30, 2008, we held a common stock warrant in an entity that provides technology support services to educational institutions, including our customers, to purchase 19.9% of the shares of the entity. Other income of approximately $4.0 million was recorded during the six months ended June 30, 2008 related to the fair value adjustment of the common stock warrant. In connection with an equity transaction between this entity and a venture capital firm, we exercised approximately one-half of our warrant and sold the related shares to the venture capital firm for approximately $2.0 million on July 1, 2008. The fair value of the common stock warrant was recorded as investment in common stock warrant on our consolidated balance sheets as common stock warrant as of June 30, 2008 and was calculated based on the entity’s implied value upon closing of the equity transaction on July 1, 2008. On July 1, 2008, we entered into an amended common stock warrant agreement in which we can purchase up to 9.9% of the shares of the entity. We will evaluate the fair value of this instrument in subsequent reporting periods and any changes in value will be recognized in the consolidated statements of operations.

The remaining income is related to the remeasurement of our foreign subsidiaries ledgers, which are maintained in the respective subsidiary’s local foreign currency, into the United States dollar. During the six months ended June 30, 2007, we recognized a translation gain primarily related to our wholly-owned Canadian subsidiary as a result of the favorable change in the exchange rate of the Canadian Dollar into the US Dollar.

Provision for income taxes.  Our provision for income taxes for the six months ended June 30, 2008 was $0.1 million as compared to $3.8 million for the six months ended June 30, 2007. This change was due to our loss before provision for income taxes during the six months ended June 30, 2008 as compared to our income before provision for income taxes during the six months ended June 30, 2007. Further, our effective tax rate for the six months ended June 30, 2008 reflects certain one-time events which affected our estimated effective annual tax rate which was applied to our results for the six months ended June 30, 2008.

Liquidity and Capital Resources

Our cash and cash equivalents were $55.3 million at June 30, 2008 as compared to $206.6 million at December 31, 2007. The decrease in cash and cash equivalents was primarily due to the payment of the cash portion of the consideration in the NTI merger we completed on January 31, 2008. Pursuant to the Agreement and Plan of Merger, we acquired all the outstanding common stock of NTI in a transaction for approximately $184.8 million, which includes $132.1 million in cash and $52.7 million in our common stock, or approximately 1.5 million shares of our common stock. The effective cash portion of the purchase price of NTI before transaction costs was approximately $130.5 million, net of NTI’s January 31, 2008 cash balance of approximately $1.6 million. We have included the financial results of NTI in our consolidated financial statements beginning February 1, 2008. Up to an additional 0.5 million shares in our common stock may be issued contingent on the achievement of certain performance milestones.

We deposit our cash with financial institutions that we consider to be of high credit quality. Cash and cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of six months or less.

Net cash used in operating activities was $4.8 million during the six months ended June 30, 2008 as compared to cash provided by operating activities of $1.4 million during the six months ended June 30, 2007. This change for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was due to a net loss of $2.3 million for the six months ended June 30, 2008 compared to net income of $5.4 million for the six months ended June 30, 2007. Our net loss for the six months ended June 30, 2008 was reduced by the $3.3 million in proceeds from the patent judgment against Desire2Learn and the $4.0 million fair value adjustment related to the common stock warrant we held in an entity as of June 30, 2008. Accounts receivable increased $33.5 million during the six months ended June 30, 2008, net of the impact of acquired receivables related to the NTI merger, due to an increase in invoicing associated with sales to new and existing clients and an increased number of renewing licenses during the second quarter of 2008 as compared to the fourth quarter of 2007. This increase was expected and was due to seasonal variations in our business due to the timing of our clients’ budget cycles and the renewal dates for our existing clients’ annual licenses. Amortization of intangibles resulting from acquisitions increased to $18.4 million during the six months ended June 30, 2008 related to the amortization of identified intangibles resulting from the NTI merger.

Net cash used in investing activities was $152.7 million during the six months ended June 30, 2008 as compared to $10.7 million during the six months ended June 30, 2007. During the six months ended June 30, 2008, we paid $132.9 million for acquisitions which primarily related to the NTI merger and excludes certain NTI merger costs that were paid in 2007. During the six months ended June 30, 2008, cash expenditures for purchases of property and equipment were $17.4 million, which represents approximately 12.1% of total revenues, and we made $2.4 million in payments related to patent enforcement costs. Cash expenditures for purchases of property and equipment include payments related to the build-out of our new global corporate headquarters in Washington, DC which we occupied at the end of June 2008. On July 1, 2008, we received $2.0 million in proceeds related to our sale of shares upon exercise of a common stock warrant we held in an entity.

Net cash provided by financing activities was $6.3 million during the six months ended June 30, 2008 as compared to $148.0 million during the six months ended June 30, 2007. During the six months ended June 30, 2008, we received $5.3 million in proceeds from exercise of stock options as compared to $7.8 million during the six months ended June 30, 2007.

In June 2007, we issued and sold the 3.25% Convertible Senior Notes due 2027 (the “Notes”) in a public offering. We used a portion of the proceeds to terminate and satisfy in full our existing indebtedness outstanding of $19.4 million pursuant to the senior secured credit facilities agreement, which we entered into in connection with our acquisition of WebCT, Inc. (“WebCT”) in 2006, and to pay all fees and expenses incurred in connection with the termination.

In connection with obtaining the Notes, we incurred $4.5 million in debt issuance costs. These costs were recorded as a debt discount and netted against the remaining principal amount outstanding. The debt discount is being amortized as interest expense using the effective interest method through July 1, 2011, the first redemption date under the Notes. During the six months ended June 30, 2008, we recorded total amortization expense of approximately $0.9 million as interest expense.

The Notes bear interest at a rate of 3.25% per year on the principal amount, accruing from June 20, 2007. Interest is payable semi-annually on January 1 and July 1, commencing on January 1, 2008. We made a $2.7 million interest payment on July 1, 2008. The Notes will mature on July 1, 2027, subject to earlier conversion, redemption or repurchase.

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

Because the Notes contain an adjusting conversion rate provision based on our common stock price and anti-dilution adjustment provisions, at each reporting period, we evaluate whether any adjustments to the conversion price would alter the effective conversion rate from the stated conversion rate and result in an “in-the-money” conversion. Whenever an adjustment to the conversion rate results in a number of shares of common stock in excess of approximately 4.1 million shares under the Notes, we would recognize a beneficial conversion feature in the period such a determination is made and amortize it over the remaining life of the Notes. As of June 30, 2008, a beneficial conversion feature under the Notes did not exist.

Holders may surrender their Notes for conversion at any time prior to the close of business on the business day immediately preceding the maturity date for the Notes only under the following circumstances: (1) prior to January 1, 2027, with respect to any calendar quarter beginning after June 30, 2007, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the base conversion price per share of the Notes on such last trading day; (2) on or after January 1, 2027, until the close of business on the business day preceding maturity; (3) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each day of that period was less than 95% of the product of the closing price of our common stock and the then applicable conversion rate of the Notes; or (4) other events or circumstances as specifically defined in the Notes.

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

Interest income on our cash and cash equivalents is subject to interest rate fluctuations. For the quarter ended June 30, 2008, a one percentage point decrease in interest rates would have reduced our interest income by approximately $0.1 million.

We have accounts on our foreign subsidiaries’ ledgers which are maintained in the respective subsidiary’s local foreign currency and remeasured into the United States dollar. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of other countries in which we sell products and services including the Canadian dollar, Euro, British pound, Japanese yen, Australian dollar and others. Because of such foreign currency exchange rate fluctuations, other expense of $0.2 million was recorded during the quarter ended June 30, 2008. For the quarter ended June 30, 2008, a one percentage point adverse change in these various exchange rates into the United States dollar as of June 30, 2008 would not have had a material effect on the consolidated results of operations and financial condition.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

In April 2008, we completed the implementation of a new financial accounting system, which resulted in a change to the related processes for some of our accounting functions.

Except for the preceding change, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On May 19, 2008, TechRadium, Inc. (“TechRadium”) filed an action in the United States District Court for the Eastern District of Texas against Blackboard Inc. and Blackboard Connect Inc. (collectively “Blackboard”) alleging that Blackboard infringes three United States patents owned by TechRadium relating to notification technologies. Specifically, TechRadium alleges that Blackboard infringes on TechRadium’s U.S. patents 7,130,389, 7,174,005, and 7,362,852. TechRadium seeks unspecified monetary damages, injunctive relief and other damages to which TechRadium may be entitled in law or in equity.

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

We completed the merger with NTI on January 31, 2008. We entered into this transaction with the expectation that it would result in various long-term benefits including enhanced revenue and profits, and enhancements to our product portfolio and customer base. Risks that we may encounter in seeking to realize these benefits include:

•	we may not realize the anticipated financial benefits if we are unable to sell the NTI products, which are now sold as Blackboard Connect, to our customer base, if a larger than predicted number of customers decline to renew their contracts, or if the acquired contracts do not allow us to recognize revenues on a timely basis;

•	we may have difficulty incorporating NTI technologies or products with our existing product lines and maintaining uniform standards, controls, procedures and policies;

•	we may face contingencies related to product liability, intellectual property, financial disclosures, and accounting practices or internal controls;

•	we may have higher than anticipated costs in supporting and continuing development of the Blackboard Connect products and in servicing new and existing Blackboard Connect clients;

•	we may not be able to retain key employees from NTI;

•	we may be unable to manage effectively the increased size and complexity of the combined company, and our management’s attention may be diverted from our ongoing business by transition or integration issues;

•	we may lose anticipated tax benefits or have additional legal or tax exposures; and

•	we will not be able to determine whether all or any of the 0.5 million shares of stock consideration in the merger that is contingent on the achievement of certain performance milestones will be issued until the completion of the financial results for fiscal year 2008 and 2009.

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

Future business combinations could involve the acquisition of significant tangible and intangible assets, which could require us to record in our statements of operations ongoing amortization of intangible assets acquired in connection with acquisitions, which we currently do with respect to our historic acquisitions, including the NTI merger. In addition, we may need to record write-downs from future impairments of identified tangible and intangible assets and goodwill. These accounting charges would reduce any future reported earnings, or increase a reported loss. In future acquisitions, we could also incur debt to pay for acquisitions, or issue additional equity securities as consideration, which could cause our stockholders to suffer significant dilution.

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

The accounting method for convertible debt securities with net share settlement, like the Notes, has changed.

In May 2008, the FASB issued new guidance which requires certain components of convertible debt instruments, like the Notes, to be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. This will result in additional non-cash interest expense over the period the Notes are expected to be outstanding. The new guidance is effective for us beginning January 1, 2009. Retrospective application to all financial periods presented in our financial statements is required. This change will have an adverse impact to our previous financial results and will contribute to volatility in future financial results. We are currently evaluating the impact on our consolidated results of operations and financial condition.

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

A third party may assert that our technology violates its intellectual property rights. As the number of products in our markets increases and the functionality of these products further overlaps, we believe that infringement claims may become more common. Any claims, including the TechRadium action described above, regardless of their merit, could:

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

We held our annual meeting of stockholders on June 5, 2008. At the annual meeting, our stockholders elected the persons listed below as Class I directors of our board of directors, approved an amendment to our Amended and Restated 2004 Stock Incentive Plan to increase the number of shares authorized for issuance under the plan from 5,800,000 to 8,700,000, and ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. The voting results of the meeting are presented in the following tables:

	For	Withheld

Election of Directors
Joseph L. Cowan	25,937,182	1,547,888
E. Rogers Novak, Jr.	26,856,679	628,391
William Raduchel	25,439,488	2,045,582

	For	Against	Abstain

Ratification of Selection of Independent Public Accounting Firm	26,744,892	695,871	44,303
Approval of the Amended and Restated 2004 Stock Incentive Plan to increase the number of shares authorized for issuance under the plan from 5,800,000 to 8,700,000 and make other specified changes	14,961,762	7,193,892	39,774

Item 6.	Exhibits.

(a) Exhibits:

Exhibit No.	Description

10.1	Amended and Restated 2004 Stock Incentive Plan.(1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on Schedule 14A on April 18, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blackboard Inc.

By:	/s/ Michael J. Beach
Michael J. Beach
Chief Financial Officer
(On behalf of the registrant and as Principal
Financial Officer)

Dated: August 7, 2008