Form 10-Q
period 2008-09-30
BLACKBOARD INC
filed 2008-11-06
CIK 1106942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 000-50784

Blackboard Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2081178
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

650 Massachusetts Avenue, N.W. Washington D.C. (Address of Principal Executive Offices)	20001 (Zip Code)

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class	Outstanding at October 31, 2008

Common Stock, $0.01 par value	31,352,030

Blackboard Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2008

INDEX

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “Blackboard” refer to Blackboard Inc. and its subsidiaries.

ii

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BLACKBOARD INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	September 30,
	2007	2008
		(Unaudited)

Current assets:
Cash and cash equivalents	$206,558	$118,746
Accounts receivable, net of allowance for doubtful accounts of $765 and $1,010, respectively	52,846	102,542
Inventories	2,089	2,030
Prepaid expenses and other current assets	5,255	8,911
Deferred tax asset, current portion	6,549	7,849
Deferred cost of revenues	6,877	6,883

Total current assets	280,174	246,961
Deferred tax asset, noncurrent portion	34,154	18,206
Investment in common stock warrant	—	1,990
Restricted cash	4,015	4,253
Property and equipment, net	18,584	34,147
Goodwill	117,502	264,718
Intangible assets, net	50,847	84,598

Total assets	$505,276	$654,873

Current liabilities:
Accounts payable	$3,747	$4,570
Accrued expenses	24,182	24,862
Deferred rent, current portion	160	289
Deferred revenues, current portion	126,600	186,307

Total current liabilities	154,689	216,028
Convertible senior notes, net of debt discount of $3,481 and $2,195, respectively	161,519	162,805
Deferred rent, noncurrent portion	1,469	9,915
Deferred revenues, noncurrent portion	2,925	5,194

Total liabilities	320,602	393,942
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 29,196,807 and 31,320,514 shares issued and outstanding, respectively	292	313
Additional paid-in capital	263,582	339,983
Accumulated deficit	(79,200)	(79,365)

Total stockholders’ equity	184,674	260,931

Total liabilities and stockholders’ equity	$505,276	$654,873

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Revenues:
Product	$53,993	$74,332	$156,273	$205,818
Professional services	7,569	8,758	19,973	21,295

Total revenues	61,562	83,090	176,246	227,113
Operating expenses:
Cost of product revenues, excludes $2,928 and $4,572 for the three months ended September 30, 2007 and 2008, respectively, and $8,676 and $13,232 for the nine months ended September 30, 2007 and 2008, respectively, in amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below(1)	11,955	19,626	35,611	53,597
Cost of professional services revenues(1)	4,437	4,994	12,339	15,078
Research and development(1)	6,927	10,514	20,842	30,191
Sales and marketing(1)	18,215	24,079	49,418	67,699
General and administrative(1)	10,383	12,716	28,242	37,931
Proceeds from patent judgment	—	—	—	(3,313)
Amortization of intangibles resulting from acquisitions	5,496	9,729	16,388	28,137

Total operating expenses	57,413	81,658	162,840	229,320

Income (loss) from operations	4,149	1,432	13,406	(2,207)
Other income (expense), net:
Interest expense	(1,920)	(1,798)	(3,835)	(5,545)
Interest income	2,420	339	3,332	1,487
Other income (expense)	1,021	(233)	1,970	3,857

Income (loss) before (provision) benefit for income taxes	5,670	(260)	14,873	(2,408)
(Provision) benefit for income taxes	(2,391)	2,351	(6,211)	2,243

Net income (loss)	$3,279	$2,091	$8,662	$(165)

Net income (loss) per common share:
Basic	$0.11	$0.07	$0.30	$(0.01)

Diluted	$0.11	$0.06	$0.29	$(0.01)

Weighted average number of common shares:
Basic	28,956,253	31,184,215	28,668,076	30,754,997

Diluted	30,116,974	32,203,249	29,981,276	30,754,997

(1) Includes the following amounts related to stock-based compensation:
Cost of product revenues	$183	$244	$469	$679
Cost of professional services revenues	181	8	471	240
Research and development	102	195	351	547
Sales and marketing	1,248	1,549	3,178	4,630
General and administrative	1,817	1,636	4,292	5,015

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
	Ended September 30,
	2007	2008
	(In thousands)

Cash flows from operating activities
Net income (loss)	$8,662	$(165)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax benefit	(2,278)	(6,094)
Excess tax benefit from stock-based compensation	(6,233)	(1,903)
Amortization of debt discount	1,352	1,286
Depreciation and amortization	7,858	11,642
Amortization of intangibles resulting from acquisitions	16,388	28,137
Change in allowance for doubtful accounts	54	245
Noncash stock-based compensation	8,761	11,111
Gain on investment in common stock warrant	—	(3,980)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(13,478)	(41,818)
Inventories	221	59
Prepaid expenses and other current assets	(2,176)	(2,582)
Deferred cost of revenues	(78)	(6)
Accounts payable	(1,122)	(2,027)
Accrued expenses	8,038	1,006
Deferred rent	355	8,575
Deferred revenues	13,466	51,932

Net cash provided by operating activities	39,790	55,418
Cash flows from investing activities
Acquisitions, net of cash acquired	—	(132,992)
Purchases of available-for-sale securities	(24,850)	—
Sales of available-for-sale securities	24,850	—
Purchases of property and equipment	(11,154)	(22,297)
Payments for patent enforcement costs	(2,978)	(3,141)
Proceeds from sale of investment in common stock warrant	—	1,990
Purchase of intangible assets	(1,530)	—

Net cash used in investing activities	(15,662)	(156,440)
Cash flows from financing activities
Payments on term loan	(24,400)	—
Proceeds from notes payable	160,456	—
Payments on letters of credit	(338)	(127)
Releases of letters of credit	—	777
Excess tax benefits from stock-based compensation	6,233	1,903
Proceeds from exercises of stock options	11,177	10,657

Net cash provided by financing activities	153,128	13,210
Net increase (decrease) in cash and cash equivalents	177,256	(87,812)
Cash and cash equivalents at beginning of period	30,776	206,558

Cash and cash equivalents at end of period	$208,032	$118,746

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2007 and 2008

In these Notes to Unaudited Consolidated Financial Statements, the terms “the Company” and “Blackboard” refer to Blackboard Inc. and its subsidiaries.

1.	Nature of Business

Blackboard Inc. (the “Company”) is a leading provider of enterprise software applications and related services to the education industry. The Company’s suites of products include the following products: Blackboard Learning Systemtm, Blackboard Community Systemtm, Blackboard Content Systemtm, Blackboard Outcomes Systemtm, Blackboard Portfolio Systemtm, Blackboard Transaction Systemtm, Blackboard Onetm, and Blackboard Connecttm.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2008, by level within the fair value hierarchy (unaudited, in thousands):

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents(1)	$6,572	$6,572	$—	$—
Investment in common stock warrant	1,990	—	1,990	—

Total Assets	$8,562	$6,572	$1,990	$—

Liabilities:
Convertible senior notes(2)	$145,200	$145,200	$—	$—

(1)	Cash equivalents consist of money market funds with original maturity dates of less than three months for which the fair value is based on quoted market prices.

(2)	The fair value of the Company’s convertible senior notes is based on the quoted market price.

Common Stock Warrant

The Company held a common stock warrant in an entity that provides technology support services to educational institutions, including the Company’s customers, to purchase 19.9% of the shares of the entity. This common stock warrant meets the definition of a derivative as defined by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activity.” Other income of approximately $4.0 million was recorded in the Company’s consolidated statements of operations during the three months ended June 30, 2008 related to the fair value adjustment of the common stock warrant. On July 1, 2008, in connection with an equity transaction between this entity and a venture capital firm, the Company exercised approximately one-half of its warrant and sold the related shares to the venture capital firm for approximately $2.0 million and entered into an amended common stock warrant agreement in which the Company can purchase up to 9.9% of the shares of the entity. The fair value of the common stock warrant of approximately $2.0 million is recorded as investment in common stock warrant on the Company’s consolidated balance sheet as of September 30, 2008. The Company will continue to evaluate the fair

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of this instrument in subsequent reporting periods and any changes in value will be recognized in the consolidated statements of operations.

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

The Company follows the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. As a result of the implementation of FIN 48 on January 1, 2007, the Company recognized an increase of $0.6 million in the unrecognized tax benefit liability, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance. All of the Company’s unrecognized tax benefit liability would affect the Company’s effective tax rate if recognized. The Company recognizes interest and penalties related to income tax matters in income tax expense. Prior to adoption of FIN 48, accruals for tax contingencies were provided for in accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies.” Although the Company believes it had appropriate support for the positions taken on its tax returns for those years, the Company recorded a liability for its best estimate of the probable loss on certain of those positions. The Company does not expect its unrecognized tax benefit liability to change significantly over the next 12 months. All tax years since 1998 are subject to examination.

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

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cost of Revenues and Deferred Cost of Revenues

Cost of revenues includes all direct materials, direct labor, telecommunication costs related to the Blackboard Connect product, and those indirect costs related to revenue such as indirect labor, materials and supplies, equipment rent, and amortization of software developed internally and software license rights. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles acquired in acquisitions. Amortization expense related to acquired technology was $2.9 million and $4.6 million for the three months ended September 30, 2007 and 2008, respectively, and $8.7 million and $13.2 million for the nine months ended September 30, 2007 and 2008, respectively. The Company does not have transactions in which the deferred cost of revenues exceed deferred revenues.

Deferred cost of revenues represents the cost of hardware (if sold as part of a complete system) and software that is purchased and has been sold in conjunction with the Company’s products. These costs are recognized as cost of revenues proportionally and over the same period that deferred revenue is recognized as revenues in accordance with SAB Topic 13.

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

The following schedule presents the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(Unaudited)
	(In thousands, except share and per share amounts)

Net income (loss)	$3,279	$2,091	$8,662	$(165)

Weighted average shares outstanding, basic	28,956,253	31,184,215	28,668,076	30,754,997
Dilutive effect of:
Stock options related to the purchase of common stock	1,160,721	1,019,034	1,313,200	—

Weighted average shares outstanding, diluted	30,116,974	32,203,249	29,981,276	30,754,997

Basic net income (loss) per common share	$0.11	$0.07	$0.30	$(0.01)

Diluted net income (loss) per common share	$0.11	$0.06	$0.29	$(0.01)

The dilutive effect of 1,023,836 options were not included in the computation of diluted net loss per share for the nine months ended September 30, 2008 as their effect would be anti-dilutive.

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

Comprehensive Net Income (Loss)

Comprehensive net income (loss) includes net income (loss), combined with unrealized gains and losses not included in earnings and reflected as a separate component of stockholders’ equity. There were no material differences between net income (loss) and comprehensive net income (loss) for the three and nine months ended September 30, 2007 and 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141(R), a revised version of FASB Statement No. 141, “Business Combinations”. The revision is intended to simplify existing guidance and converge rulemaking under

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. generally accepted accounting principles with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact of the provisions of the revision on its consolidated results of operations and financial condition.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not believe the provisions of SFAS 160 will have a material impact on its consolidated results of operations and financial condition.

In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 deferred the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of FSP 157-2 for nonfinancial assets and nonfinancial liabilities on its consolidated results of operations and financial condition.

In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active” (“FSP 157-3”). FSP 157-3 provides guidance for determining the fair value of a financial asset in an inactive market. The adoption of FSP 157-3 did not have a significant impact on the Company’s consolidated results of operations and financial condition.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion.” (“APB 14-1”). APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company is currently evaluating the impact of the provisions of APB 14-1 on its consolidated results of operations and financial condition.

3.	The NTI Group, Inc. Merger

On January 31, 2008, the Company completed its merger with The NTI Group, Inc. (“NTI”) pursuant to the Agreement and Plan of Merger dated January 11, 2008. Pursuant to the Agreement and Plan of Merger, the Company paid merger consideration of approximately $184.8 million, which includes $132.1 million in cash and $52.7 million in the Company’s common stock, or approximately 1.5 million shares of common stock. The effective cash portion of the purchase price of NTI before transaction costs was approximately $130.5 million, net of NTI’s January 31, 2008 cash balance of approximately $1.6 million. The Company has included the financial results of NTI in its consolidated financial statements beginning February 1, 2008. Up to an additional 0.5 million shares in the Company’s common stock may be issued contingent on the achievement of certain performance milestones. Since the completion of the merger, The NTI Group, Inc. was renamed Blackboard Connect Inc.

NTI is a provider of mass messaging and notifications solutions for educational and government organizations via voice, email, short message service (SMS) and other text-receiving devices. The Company believes the merger with NTI supports the Company’s long-term strategic direction and that the demands for innovative technology in

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the education industry continue to accelerate at a rapid pace. Management believes that the merger with NTI will help the Company meet the growing demands of its clients, including the ability to send mass communications via various means.

The merger was accounted for under the purchase method of accounting in accordance with FASB Statement No. 141, “Business Combinations” (“SFAS 141”). Assets acquired and liabilities assumed were recorded at their fair values as of January 31, 2008. The total preliminary purchase price was $187.8 million, including the estimated acquisition related transaction costs of approximately $3.0 million. Acquisition-related transaction costs include investment banking, legal and accounting fees, and other external costs directly related to the merger.

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

The value assigned to NTI’s customer relationships was determined by discounting the estimated cash flows associated with existing customers as of January 31, 2008 taking into consideration expected attrition of the existing customer base. The estimated cash flows were based on revenues for those existing customers net of operating expenses and net of contributory asset charges associated with servicing those customers. The projected revenues were based on revenue growth rates and customer renewal rates. Operating expenses were estimated based on the supporting infrastructure expected to sustain the assumed revenue growth rates. Net contributory asset charges were based on the estimated fair value of those assets that contribute to the generation of the estimated cash flows. A discount rate of 19% was deemed appropriate for valuing the existing customer base. Blackboard amortizes the value of NTI’s customer relationships proportionally to the respective discounted cash flows over an estimated useful life of five years. Customer relationships are not deductible for tax purposes.

The value assigned to NTI’s developed and core technology was determined by discounting the estimated future cash flows associated with the existing developed and core technologies to their present value. Developed and

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

core technology, which are comprised of products that have reached technological feasibility, includes products in NTI’s current product line. The revenue projections used to value the developed and core technology were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by NTI and its competitors. A discount rate of 19% was deemed appropriate for valuing developed and core technology and was based on the risks associated with the respective cash flows taking into consideration the Company’s weighted average cost of capital. Blackboard amortizes the developed and core technology on a straight-line basis over an estimated useful life of three years. Developed and core technology are not deductible for tax purposes.

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

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Blackboard and NTI on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the Company’s public offering of $165.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2027 (see Note 7) had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes amortization expense from acquired intangible assets, adjustments to interest expense, interest income and related tax effects. The three and nine months ended September 30, 2007 exclude the negative revenue impact related to the reduction of NTI’s deferred revenue balance.

The unaudited pro forma financial information for the nine months ended September 30, 2008 combines the historical results for Blackboard for the nine months ended September 30, 2008 and the historical results for NTI for the one month ended January 31, 2008. The unaudited pro forma financial information for the three and nine months ended September 30, 2007 combines the historical results for Blackboard for the three and nine months ended September 30, 2007 and the historical results for NTI for the same period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(Unaudited)
	(In thousands, except per share amounts)

Total revenues	$69,478	$83,090	$197,093	$230,556
Net income (loss)	$409	$2,091	$(833)	$(1,316)
Basic net income (loss) per common share	$0.01	$0.07	$(0.03)	$(0.04)
Diluted net income (loss) per common share	$0.01	$0.06	$(0.03)	$(0.04)

4.	Stock-Based Compensation

Stock Incentive Plans

As of September 30, 2008, approximately 3.6 million shares of common stock were available for future grants under the Company’s Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”) and no options were available for future grants under the Company’s Amended and Restated Stock Incentive Plan adopted in 1998. Awards granted under the 2004 Plan generally vest over a three to four-year period and have an eight to ten-year expiration period. On June 5, 2008, at the Company’s Annual Meeting of Stockholders, the stockholders approved an amendment to the 2004 Plan to increase the number of shares authorized for issuance under the 2004 Plan from 5.8 million to 8.7 million. In October 2008, 1,500 stock options were granted under the 2004 Plan.

The compensation cost that has been recognized in the consolidated statements of operations for the Company’s stock incentive plans was $8.8 million and $11.1 million for the nine months ended September 30, 2007 and 2008, respectively. The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation arrangements was $6.2 million and $1.9 million for the nine months ended September 30, 2007 and 2008, respectively. For stock subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

A summary of stock option activity under the Company’s stock incentive plans as of September 30, 2008, and changes during the nine months then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Shares	Price/Share	Intrinsic Value

Exercisable at December 31, 2007	1,825,306	$16.92
Outstanding at December 31, 2007	4,245,737	$25.21
Granted	1,451,750	$32.82
Exercised	(538,169)	$19.60	$9,333
Canceled	(235,945)	$30.27

Outstanding at September 30, 2008	4,923,373	$27.82	$61,653

Exercisable at September 30, 2008	2,212,093	$21.75	$41,036

The Company has utilized the Black-Scholes valuation model to estimate the fair value of stock options during all periods. As follows are the weighted-average assumptions used in valuing the equity grants during the nine months ended September 30, 2007 and 2008 and a discussion of the Company’s inputs.

	Nine Months Ended September 30,
	2007	2008

Dividend yield	0%	0%
Expected volatility	42.7%	39.6%
Risk-free interest rate	4.6%	2.9%
Expected life of options	5.1 years	4.9 years
Forfeiture rate	15%	11.2%

Dividend yield — The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Given the Company’s limited historical stock data following its initial public offering in June 2004, the Company used a blended volatility to best estimate expected volatility for the nine months ended September 30, 2007. The blended volatility included the average of the Company’s preceding one-year weekly historical volatility and the Company’s peer group preceding four-year weekly historical volatility. The Company’s peer group historical volatility includes the historical volatility of companies that are similar in revenue size, in the same industry or are competitors. Beginning January 1, 2008, the Company used the Company’s daily historical volatility since January 1, 2006 to calculate the expected volatility.

Risk-free interest rate — This is the average U.S. Treasury rate (having a term that most closely approximates the expected life of the option) for the period in which the option was granted.

Expected life of the options — This is the period of time that the equity grants are expected to remain outstanding. For the nine months ended September 30, 2007, the Company used the short-cut method to determine the expected life of the options as prescribed under the provisions of Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” Beginning January 1, 2008, as prescribed by SAB No. 107, the Company gathered more detailed historical information about specific exercise behavior of its grantees, which it used to determine the expected term. For grants that have been exercised, the Company uses actual exercise data to estimate option exercise timing within the valuation model. For grants that have not been exercised, the Company generally uses the

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

midpoint between the end of the vesting period and the contractual life of the grant to estimate option exercise timing within the valuation model. Options granted during the nine months ended September 30, 2008 have a maximum term of eight years.

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

The weighted average remaining contractual life for all options outstanding under the Company’s stock incentive plans at September 30, 2008 was 6.0 years. The weighted average remaining contractual life for exercisable stock options at September 30, 2008 was 4.9 years. The weighted average fair market value of the options at the date of grant for options granted during the nine months ended September 30, 2008 was $12.66 per share.

As of September 30, 2008, there was approximately $33.5 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s option plans. The cost is expected to be recognized through February 2013 with a weighted average recognition period of approximately 1.5 years.

Restricted Stock

Restricted stock is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. A summary of restricted stock activity under the Company’s stock incentive plans as of September 30, 2008, and changes during the nine months then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Shares	Price/Share	Intrinsic Value

Unvested at December 31, 2007	—
Granted	80,000	$29.19
Vested and issued	—
Cancelled	(10,000)	$28.75

Unvested at September 30, 2008	70,000	$29.25	$2,820

The fair value of each restricted stock award is estimated using the intrinsic value method which is based on the closing price on the date of grant. Compensation expense for restricted stock awards is recognized ratably over the vesting period on a straight-line basis. The weighted average fair market value of restricted stock at the date of grant for awards granted during the nine months ended September 30, 2008 was $29.19.

As of September 30, 2008, there was approximately $1.8 million of total unrecognized compensation cost related to unvested restricted stock awards granted under the Company’s stock incentive plans. The cost is expected to be recognized through July 2012 with a weighted average recognition period of approximately 2.4 years.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Inventories

The carrying amounts of inventories as of December 31, 2007 and September 30, 2008 are as follows:

	December 31,	September 30,
	2007	2008
		(Unaudited)
	(In thousands)

Raw materials	$551	$750
Work-in-process	602	716
Finished goods	936	564

Total inventories	$2,089	$2,030

6.	Goodwill and Intangible Assets, Net

The carrying amounts of goodwill and intangible assets as of December 31, 2007 and September 30, 2008 are as follows:

	December 31,	September 30,
	2007	2008
		(Unaudited)
	(In thousands)

Goodwill	$117,502	$264,718

Acquired technology	$48,462	$65,255
Contracts and customer lists	52,632	94,732
Non-compete agreements	2,043	2,043
Trademarks and domain names	191	1,016
Patents and related costs	5,212	7,787

Subtotal	108,540	170,833
Less accumulated amortization	(57,693)	(86,235)

Intangible assets, net	$50,847	$84,598

Intangible assets from acquisitions are amortized over three to five years. Amortization expense related to intangible assets resulting from acquisitions was approximately $16.4 million and $28.1 million for the nine months ended September 30, 2007 and 2008, respectively.

During the nine months ended September 30, 2007 and 2008, the Company capitalized $3.1 million and $2.6 million, respectively, in costs of defending and protecting patents, due to costs incurred in a suit against Desire2Learn, Inc. (“Desire2Learn”) in which the Company has alleged infringement of one of its patents. Any change in the Company’s estimates based on ongoing litigation could materially reduce the valuation of these assets. Amortization expense related to patent and related costs was approximately $0.1 million and $0.4 million for the nine months ended September 30, 2007 and 2008, respectively.

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

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with obtaining the Notes, the Company incurred $4.5 million in debt issuance costs. These costs were recorded as a debt discount and netted against the remaining principal amount outstanding. The debt discount is being amortized as interest expense using the effective interest method through July 1, 2011, the first redemption date of the Notes. During the nine months ended September 30, 2008, the Company recorded total amortization expense of approximately $1.3 million as interest expense.

The Notes bear interest at a rate of 3.25% per year on the principal amount, accruing from June 20, 2007. Interest is payable semi-annually on January 1 and July 1, commencing on January 1, 2008. The Company made interest payments of $2.8 million and $2.7 million on December 31, 2007 and July 1, 2008, respectively. The Notes will mature on July 1, 2027, subject to earlier conversion, redemption or repurchase.

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

Because the Notes contain an adjusting conversion rate provision based on the Company’s common stock price and anti-dilution adjustment provisions, at each reporting period, the Company evaluates whether any adjustments to the conversion price would alter the effective conversion rate from the stated conversion rate and result in an “in-the-money” conversion. Whenever an adjustment to the conversion rate results in a number of shares of common stock in excess of approximately 4.1 million shares under the Notes, the Company would recognize a beneficial conversion feature in the period such a determination is made and amortize it over the remaining life of the Notes. As of September 30, 2008, a beneficial conversion feature under the Notes did not exist.

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

On July 26, 2006, the Company filed a complaint in the United States District Court for the Eastern District of Texas alleging that Desire2Learn infringes on U.S. Patent No. 6,988,138. On February 22, 2008, the jury returned a verdict in favor of the Company on infringement and validity. On May 7, 2008, the court entered judgment for the Company in the amount of $3.3 million plus post-judgment interest accruing at 6% per annum. On June 11, 2008, Desire2Learn paid the Company the sum of $3.3 million, which consisted of the judgment amount plus accrued interest. This amount is recorded as proceeds from patent judgment on our consolidated statements of operations for the nine months ended September 30, 2008. The parties also entered into an agreement that the Company would repay the full sum plus 6% interest within a prenegotiated time period in the event of a final, non-appealable mandate of a court that entirely disposes of the Company’s claims in the suit. Both parties have pending appeals of the final judgment at the United States Court of Appeals for the Federal Circuit.

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

On July 26, 2006, we filed a complaint in the United States District Court for the Eastern District of Texas alleging that Desire2Learn, Inc. (“Desire2Learn”) infringes on U.S. Patent No. 6,988,138. On February 22, 2008, the jury returned a verdict in favor of us on infringement and validity. On May 7, 2008, the court entered judgment for us in the amount of $3.3 million plus post-judgment interest accruing at 6% per annum. On June 11, 2008, Desire2Learn paid us the sum of $3.3 million, which consisted of the judgment amount plus accrued interest. The parties also entered into an agreement that we would repay the full sum plus 6% interest within a prenegotiated time period in the event of a final, non-appealable mandate of a court that entirely disposes of our claims in the suit. Both parties have pending appeals of the final judgment at the United States Court of Appeals for the Federal Circuit.

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

Our suites of products include the following products: Blackboard Learning Systemtm, Blackboard Community Systemtm, Blackboard Content Systemtm, Blackboard Outcomes Systemtm, Blackboard Portfolio Systemtm, Blackboard Transaction Systemtm, Blackboard Onetm, and Blackboard Connecttm.

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

Major components of our cost of product revenues include license and other fees that we owe to third parties upon licensing software, and the cost of hardware that we bundle with our software. We initially defer these costs and recognize them into expense over the period in which the related revenue is recognized. Cost of product revenues also includes amortization of internally developed technology available for sale, telecommunication costs related to the Blackboard Connect product, employee compensation, stock-based compensation and benefits for personnel supporting our hosting, support and production functions, as well as related facility rent, communication costs, utilities, depreciation expense and cost of external professional services used in these functions. All of these costs are expensed as incurred. The costs of third-party software and hardware that is not bundled with software are also expensed when incurred, normally upon delivery to our client. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles acquired in acquisitions. Amortization expense related to acquired technology was $2.9 million and $4.6 million for the three months ended September 30, 2007 and 2008, respectively, and $8.7 million and $13.2 million for the nine months ended September 30, 2007 and 2008, respectively.

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

We held a common stock warrant in an entity that provides technology support services to educational institutions, including our customers, to purchase 19.9% of the shares of the entity. This common stock warrant meets the definition of a derivative as defined by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activity.” Other income of approximately $4.0 million was recorded in our consolidated statements of operations during the three months ended June 30, 2008 related to the fair value adjustment of the common stock warrant. On July 1, 2008, in connection with an equity transaction between this entity and a venture capital firm, we exercised approximately one-half of our warrant and sold the related shares to the venture capital firm for approximately $2.0 million and entered into an amended common stock warrant agreement in which we can purchase up to 9.9% of the shares of the entity. The fair value of the common stock warrant of approximately $2.0 million is recorded as investment in common stock warrant on our consolidated balance sheet as of September 30, 2008. We will continue to evaluate the fair value of this instrument in subsequent reporting periods and any changes in value will be recognized in the consolidated statements of operations.

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. During the preparation of these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, fair value measures, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, bad debts, fixed assets, long-lived assets, including purchase accounting and goodwill, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements. Our critical accounting policies have been discussed with the audit committee of our board of directors.

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

The costs of defending and protecting patents are capitalized. All costs incurred prior to filing a patent application are expensed as incurred.

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

Stock-Based Compensation.  We account for stock-based compensation expense in accordance with FASB Statement No. 123 (revised 2005), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense for share-based awards based on estimated fair values on the date of grant. We estimate the fair value of each option-based award on the date of grant using the Black-Scholes option-pricing model. This model is affected by our stock price, as well as estimates regarding a number of variables including expected stock price volatility over the term of the award and projected employee stock option exercise behaviors.

Recent Accounting Pronouncements.  In December 2007, the FASB issued Statement No. 141(R), a revised version of FASB Statement No. 141, “Business Combinations”. The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact of the provisions of the revision on our consolidated results of operations and financial condition.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not believe that the provisions of SFAS 160 will have a material impact on our consolidated results of operations and financial condition.

In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 deferred the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We are currently evaluating the impact of FSP 157-2 for nonfinancial assets and nonfinancial liabilities on our consolidated results of operations and financial condition.

In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active” (“FSP 157-3”). FSP 157-3 provides guidance for determining the fair value of a financial asset in an inactive market. The adoption of FSP 157-3 did not have a significant impact on our consolidated results of operations and financial condition.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion.” (“APB 14-1”). APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. We are currently evaluating the impact of the provisions of APB 14-1 on our consolidated results of operations and financial condition.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(Unaudited)

Revenues:
Product	88%	89%	89%	91%
Professional services	12	11	11	9

Total revenues	100	100	100	100
Operating expenses:
Cost of product revenues, excludes amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below	19	23	20	23
Cost of professional services revenues	7	6	7	7
Research and development	11	13	12	13
Sales and marketing	30	29	28	30
General and administrative	17	15	16	17
Proceeds from patent judgment	—	—	—	(1)
Amortization of intangibles resulting from acquisitions	9	12	9	12

Total operating expenses	93	98	92	101

Income (loss) from operations	7%	2%	8%	(1)%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Our total revenues for the three months ended September 30, 2008 were $83.1 million, representing an increase of $21.5 million, or 35.0%, as compared to $61.6 million for the three months ended September 30, 2007.

A detail of our total revenues by classification is as follows:

	Three Months Ended September 30,
	2007			2008
		Professional			Professional
	Product	Services		Product	Services
	Revenues	Revenues	Total	Revenues	Revenues	Total
			(Unaudited)
			(In millions)

Recurring ratable revenues	$45.2	$0.8	$46.0	$64.4	$1.1	$65.5
Non-recurring ratable revenues	5.5	—	5.5	6.5	—	6.5
Other revenues	3.3	6.8	10.1	3.4	7.7	11.1

Total revenues	$54.0	$7.6	$61.6	$74.3	$8.8	$83.1

Product revenues.  Product revenues, including domestic and international, for the three months ended September 30, 2008 were $74.3 million, representing an increase of $20.3 million, or 37.7%, as compared to $54.0 million for the three months ended September 30, 2007. Recurring ratable product revenues increased by $19.2 million, or 42.5%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This increase was primarily due to a $10.2 million increase in revenues recognized for subscription fees from customers accessing our on-demand application services primarily related to Blackboard Connect, which we acquired from NTI in January 2008. The increase was also due to a $6.0 million increase in revenues from Blackboard Learning System enterprise licenses, which was attributable to current and prior period sales to new and existing clients, the continued shift of our existing clients from the Blackboard Learning System basic products to the Blackboard Learning System enterprise products and the cross-selling of other enterprise products to existing clients. The Blackboard Learning System enterprise products have additional functionality that is not available in the Blackboard Learning System basic products and consequently some Blackboard Learning System basic product clients upgrade to the Blackboard Learning System enterprise products. Licenses of the enterprise version of the Blackboard Learning System products have higher average pricing, which normally results in at least twice the contractual value as compared to Blackboard Learning System basic product licenses. The remaining increase in recurring ratable product revenues primarily resulted from a $2.5 million increase in hosting revenues.

The increase in non-recurring ratable product revenues was primarily due to an increase in sales of annual publisher licenses and sales of Blackboard Commerce Suite hardware products.

The increase in other product revenues was primarily due to an increase in sales related to certain of our content management software products offset in part by a decrease in sales of certain third-party software and hardware products.

Of our total revenues, our total international revenues for the three months ended September 30, 2008 were $15.5 million, representing an increase of $2.3 million, or 17.5%, as compared to $13.2 million for the three months ended September 30, 2007. International product revenues, which consist primarily of recurring ratable product revenues, were $14.2 million for the three months ended September 30, 2008, representing an increase of $2.3 million, or 18.8%, as compared to $11.9 million for the three months ended September 30, 2007. The increase in international recurring ratable product revenues was primarily due to an increase in international revenues from Blackboard Academic Suite enterprise products resulting from prior period sales to new and existing clients. In addition, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.

Professional services revenues.  Professional services revenues for the three months ended September 30, 2008 were $8.8 million, representing an increase of $1.2 million, or 15.7%, as compared to $7.6 million for the three months ended September 30, 2007. The increase in professional services was primarily attributable to increased sales of certain enhanced support and maintenance services. As a percentage of total revenues, professional services revenues for the three months ended September 30, 2008 were 10.5% as compared to 12.3% for the three months ended September 30, 2007. This decrease in professional service revenues as a percentage of total revenues is primarily due to the increase in product revenues.

Cost of product revenues.  Our cost of product revenues for the three months ended September 30, 2008 was $19.6 million, representing an increase of $7.6 million, or 64.2%, as compared to $12.0 million for the three months ended September 30, 2007. The increase in cost of product revenues was primarily due to $3.4 million in expenses incurred related to our Blackboard Connect product, including related telecommunication costs, and a $1.9 million increase in expenses related to hosting services due to the increase in the number of clients contracting for new hosting services or existing clients expanding their existing hosting arrangements. The remaining increase is primarily due to increases in our technical support expenses associated with increased headcount and personnel costs to support increase in licenses held by new and existing clients. Cost of product revenues as a percentage of product revenues increased to 26.4% for the three months ended September 30, 2008 from 22.1% for the three months ended September 30, 2007. This decrease in product revenues margin is due primarily to the fair value adjustment to the acquired NTI deferred revenue balances recorded in purchase accounting.

Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology was $2.9 million and $4.6 million for the three months ended September 30, 2007 and 2008, respectively. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 32.6% for the three months ended September 30, 2008 as compared to 27.6% for the three months ended September 30, 2007. This increase relates to the increase in amortization expense resulting from the NTI merger and the fair value adjustment to the acquired NTI deferred revenue balances.

Cost of professional services revenues.  Our cost of professional services revenues for the three months ended September 30, 2008 was $5.0 million, representing an increase of $0.6 million, or 12.6%, as compared to $4.4 million for the three months ended September 30, 2007. The increase in cost of professional services revenues margin was primarily attributable to an increase in personnel-related costs due to higher average headcount during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Cost of professional services revenues as a percentage of professional services revenues decreased to 57.0% for the three months ended September 30, 2008 from 58.6% for the three months ended September 30, 2007. The increase in professional services revenues margin was primarily attributable to an increase in professional services revenues from new professional service engagements in current and prior periods.

Research and development expenses.  Our research and development expenses for the three months ended September 30, 2008 were $10.5 million, representing an increase of $3.6 million, or 51.8%, as compared to $6.9 million for the three months ended September 30, 2007. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 primarily due to the increased headcount following the NTI merger.

Sales and marketing expenses.  Our sales and marketing expenses for the three months ended September 30, 2008 were $24.1 million, representing an increase of $5.9 million, or 32.2%, as compared to $18.2 million for the three months ended September 30, 2007. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 primarily due to the increased headcount following the NTI merger.

General and administrative expenses.  Our general and administrative expenses for the three months ended September 30, 2008 were $12.7 million, representing an increase of $2.3 million, or 22.5%, as compared to $10.4 million for the three months ended September 30, 2007. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 primarily due to the increased headcount following the NTI merger.

Net interest expense.  Our net interest expense for the three months ended September 30, 2008 was $1.5 million, representing an increase of $2.0 million, or 391.8%, as compared to net interest income of $0.5 million for the three months ended September 30, 2007. This increase was primarily attributable to higher interest income earned on higher average cash and cash equivalents balances during 2007 as compared to 2008 resulting from proceeds received in connection with the 3.25% Convertible Senior Notes due 2027 (the “Notes”) issued in June 2007, a portion of which was used to fund the NTI merger during 2008. The further decrease in interest income was due to lower interest yields on our cash and cash equivalent balances during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 due to the economic disruption experienced in the U.S. and globally.

Other income (expense).  Our other expense for the three months ended September 30, 2008 was $0.2 million, representing a decrease of $1.2 million, or 122.8%, as compared to other income of $1.0 million for the three months ended September 30, 2007 and pertains to the remeasurement of our foreign subsidiaries ledgers, which are maintained in the respective subsidiary’s local foreign currency, into the U.S. dollar. During the three months ended September 30, 2007, we recognized a translation gain primarily related to our wholly-owned Canadian subsidiary as a result of the favorable change in the exchange rate of the Canadian dollar into the U.S. dollar.

Provision (benefit) for income taxes.  Our benefit for income taxes for the three months ended September 30, 2008 was $2.4 million as compared to our provision for income taxes of $2.4 million for the three months ended September 30, 2007. This benefit for income taxes was due to the mix of domestic and international earnings and losses generated by our subsidiaries.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Our total revenues for the nine months ended September 30, 2008 were $227.1 million, representing an increase of $50.9 million, or 28.9%, as compared to $176.2 million for the nine months ended September 30, 2007.

A detail of our total revenues by classification is as follows:

	Nine Months Ended September 30,
	2007			2008
		Professional			Professional
	Product	Services		Product	Services
	Revenues	Revenues	Total	Revenues	Revenues	Total
			(Unaudited)
			(In millions)

Recurring ratable revenues	$131.1	$2.3	$133.4	$176.9	$2.9	$179.8
Non-recurring ratable revenues	16.2	—	16.2	18.2	—	18.2
Other revenues	9.0	17.6	26.6	10.7	18.4	29.1

Total revenues	$156.3	$19.9	$176.2	$205.8	$21.3	$227.1

Product revenues.  Product revenues, including domestic and international, for the nine months ended September 30, 2008 were $205.8 million, representing an increase of $49.5 million, or 31.7%, as compared to $156.3 million for the nine months ended September 30, 2007. Recurring ratable product revenues increased by $45.8 million, or 34.9%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This increase was primarily due to a $20.9 million increase in revenues recognized for subscription fees from customers accessing our on-demand application services primarily related to Blackboard Connect, which we acquired from NTI in January 2008. The increase was also due to a $16.4 million increase in revenues from Blackboard Learning System enterprise licenses which was attributable to current and prior period sales to new and existing clients, the continued shift of our existing clients from the Blackboard Learning System basic products to the Blackboard Learning System enterprise products and the cross-selling of other enterprise products to existing clients. The Blackboard Learning System enterprise products have additional functionality that is not available in the Blackboard Learning System basic products and consequently some Blackboard Learning System basic product clients upgrade to the Blackboard Learning System enterprise products. Licenses of the enterprise version of the Blackboard Learning System products have higher average pricing, which normally results in at least twice the contractual value as compared to Blackboard Learning System basic product licenses. The remaining increase in recurring ratable product revenues primarily resulted from an $8.5 million increase in hosting revenues.

The increase in non-recurring ratable product revenues was primarily due to an increase in sales of annual publisher licenses and sales of Blackboard Commerce Suite hardware products.

The increase in other product revenues was primarily due to an increase in sales related to certain of our content management software products offset in part by a decrease in sales of certain third-party software and hardware products.

Of our total revenues, our total international revenues for the nine months ended September 30, 2008 were $44.8 million, representing an increase of $6.2 million, or 16.1%, as compared to $38.6 million for the nine months ended September 30, 2007. International product revenues, which consist primarily of recurring ratable product revenues, were $41.2 million for the nine months ended September 30, 2008, representing an increase of $6.4 million, or 18.4%, as compared to $34.8 million for the nine months ended September 30, 2007. The increase in international recurring ratable product revenues was primarily due to an increase in international revenues from Blackboard Academic Suite enterprise products resulting from prior period sales to new and existing clients. In addition, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.

Professional services revenues.  Professional services revenues for the nine months ended September 30, 2008 were $21.3 million, representing an increase of $1.3 million, or 6.6%, as compared to $20.0 million for the nine months ended September 30, 2007. The increase in professional services revenues was primarily attributable to increased sales of certain enhanced support and maintenance services. As a percentage of total revenues, professional services revenues for the nine months ended September 30, 2008 were 9.4% as compared to 11.3% for the nine months ended September 30, 2007. This decrease in professional service revenues as a percentage of total revenues is primarily due to the increase in product revenues.

Cost of product revenues.  Our cost of product revenues for the nine months ended September 30, 2008 was $53.6 million, representing an increase of $18.0 million, or 50.5%, as compared to $35.6 million for the nine months ended September 30, 2007. The increase in cost of product revenues was primarily due to $9.1 million in expenses incurred related to our Blackboard Connect product, including related telecommunication costs, and a $5.2 million increase in expenses related to hosting services due to the increase in the number of clients contracting for new hosting services or existing clients expanding their existing hosting arrangements. The remaining increase is primarily due to increases in our technical support expenses associated with increased headcount and personnel costs to support increase in licenses held by new and existing clients. Cost of product revenues as a percentage of product revenues increased to 26.0% for the nine months ended September 30, 2008 from 22.8% for the nine months ended September 30, 2007. This decrease in product revenues margin is due primarily to the fair value adjustment to the acquired NTI deferred revenue balances.

Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology was $8.7 million and $13.2 million for the nine months ended September 30, 2007 and 2008, respectively. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 32.5% for the nine months ended September 30, 2008 as compared to 28.3% for the nine months ended September 30, 2007. This increase relates to the increase in amortization expense resulting from the NTI merger and the fair value adjustment to the acquired NTI deferred revenue balances.

Cost of professional services revenues.  Our cost of professional services revenues for the nine months ended September 30, 2008 was $15.1 million, representing an increase of $2.8 million, or 22.2%, as compared to $12.3 million for the nine months ended September 30, 2007. The increase in cost of professional services revenues was primarily attributable to an increase in personnel-related costs due to higher average headcount during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Cost of professional services revenues as a percentage of professional services revenues increased to 70.8% for the nine months ended September 30, 2008 from 61.8% for the nine months ended September 30, 2007. The decrease in professional services revenues margin was primarily attributable to the increase in costs and a decrease in new professional service engagements in prior periods.

Research and development expenses.  Our research and development expenses for the nine months ended September 30, 2008 were $30.2 million, representing an increase of $9.4 million, or 44.9%, as compared to $20.8 million for the nine months ended September 30, 2007. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 primarily due to the increased headcount following the NTI merger.

Sales and marketing expenses.  Our sales and marketing expenses for the nine months ended September 30, 2008 were $67.7 million, representing an increase of $18.3 million, or 37.0%, as compared to $49.4 million for the nine months ended September 30, 2007. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 primarily due to the increased headcount following the NTI merger.

General and administrative expenses.  Our general and administrative expenses for the nine months ended September 30, 2008 were $37.9 million, representing an increase of $9.7 million, or 34.3%, as compared to $28.2 million for the nine months ended September 30, 2007. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 primarily due to the increased headcount following the NTI merger.

Proceeds from patent judgment.  Our operating expenses were reduced during the nine months ended September 30, 2008 due to the $3.3 million payment from Desire2Learn on June 11, 2008 in satisfaction of the judgment amount plus accrued interest arising from the patent litigation between us and Desire2Learn.

Net interest expense.  Our net interest expense for the nine months ended September 30, 2008 was $4.1 million, representing an increase of $3.6 million, or 706.8%, as compared to $0.5 million for the nine months ended September 30, 2007. Interest expense recorded during the nine months ended September 30, 2008 included nine months of expense which resulted from the 3.25% Convertible Senior Notes due 2027 (the “Notes”) issued in June 2007 as compared to the nine months ended September 30, 2007 which included approximately three months of expense which resulted from the Notes. Additionally, this increase was attributable to interest income earned on higher average cash and cash equivalents balances during 2007 as compared to 2008 resulting from proceeds received in connection with the Notes, a portion of which was used to fund the NTI merger during 2008. The further decrease in interest income was due to lower interest yields on our cash and cash equivalent balances during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 due to the economic disruption experienced in the U.S. and globally.

Other income.  Our other income for the nine months ended September 30, 2008 was $3.9 million, representing an increase of $1.9 million, or 95.8%, as compared to other income of $2.0 million for the nine months ended September 30, 2007. As of September 30, 2008, we held a common stock warrant in an entity that provides technology support services to educational institutions, including our customers, to purchase 19.9% of the shares of the entity. Other income of approximately $4.0 million was recorded during the nine months ended September 30, 2008 related to the fair value adjustment of the common stock warrant. In connection with an equity transaction between this entity and a venture capital firm, we exercised approximately one-half of our warrant and sold the related shares to the venture capital firm for approximately $2.0 million on July 1, 2008. The fair value of the common stock warrant of approximately $2.0 million is recorded as investment in common stock warrant on our consolidated balance sheet as of September 30, 2008. On July 1, 2008, we entered into an amended common stock warrant agreement in which we can purchase up to 9.9% of the shares of the entity. We will continue to evaluate the fair value of this instrument in subsequent reporting periods and any changes in value will be recognized in the consolidated statements of operations.

The remaining change in other income is related to the remeasurement of our foreign subsidiaries ledgers, which are maintained in the respective subsidiary’s local foreign currency, into the U.S. dollar. During the nine months ended September 30, 2007, we recognized a translation gain primarily related to our wholly-owned Canadian subsidiary as a result of the favorable change in the exchange rate of the Canadian dollar into the U.S. dollar.

(Provision) benefit for income taxes.  Our benefit for income taxes for the nine months ended September 30, 2008 was $2.2 million as compared to our provision for income taxes of $6.2 million for the nine months ended September 30, 2007. This change was due to our loss before benefit for income taxes during the nine months ended September 30, 2008 as compared to our income before provision for income taxes during the nine months ended September 30, 2007. Further, the benefit for income taxes for the nine months ended September 30, 2008 was due to the mix of domestic and international earnings and losses generated by our subsidiaries.

Liquidity and Capital Resources

Our cash and cash equivalents were $118.7 million at September 30, 2008 as compared to $206.6 million at December 31, 2007. The decrease in cash and cash equivalents was primarily due to the payment of the cash portion of the consideration in the NTI merger we completed on January 31, 2008. Pursuant to the Agreement and Plan of Merger, we acquired all the outstanding common stock of NTI in a transaction for approximately $184.8 million, which includes $132.1 million in cash and $52.7 million in our common stock, or approximately 1.5 million shares of our common stock. The effective cash portion of the purchase price of NTI before transaction costs was approximately $130.5 million, net of NTI’s January 31, 2008 cash balance of approximately $1.6 million. We have included the financial results of NTI in our consolidated financial statements beginning February 1, 2008. Up to an additional 0.5 million shares in our common stock may be issued contingent on the achievement of certain performance milestones.

Cash and cash equivalents consist of highly liquid investments, which are readily convertible into cash, have original maturities of six months or less, and are generally issued or backed by the U.S. Treasury.

Net cash provided by operating activities was $55.4 million during the nine months ended September 30, 2008 as compared to $39.8 million during the nine months ended September 30, 2007. This change for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was due in part to the $3.3 million in proceeds from the patent judgment against Desire2Learn. Further, accounts receivable increased $41.8 million during the nine months ended September 30, 2008, net of the impact of acquired receivables related to the NTI merger, due to an increase in invoicing associated with sales to new and existing clients and an increased number of renewing licenses during the third quarter of 2008 as compared to the fourth quarter of 2007. This increase was expected and was due to seasonal variations in our business due to the timing of our clients’ budget cycles and the renewal dates for our existing clients’ annual licenses. Amortization of intangibles resulting from acquisitions increased to $28.1 million during the nine months ended September 30, 2008 related to the amortization of identified intangibles resulting from the NTI merger. We recognize revenues on annually renewable agreements, which results in deferred revenues. Deferred revenues increased $51.9 million during the nine months ended September 30, 2008, net of the impact of acquired deferred revenues related to the NTI merger, due to the timing of certain client renewal invoicing and sales to new and existing clients during the current period.

Net cash used in investing activities was $156.4 million during the nine months ended September 30, 2008 as compared to $15.7 million during the nine months ended September 30, 2007. During the nine months ended September 30, 2008, we paid $133.0 million for acquisitions which primarily related to the NTI merger and excludes certain NTI merger costs that were paid in 2007. During the nine months ended September 30, 2008, cash expenditures for purchases of property and equipment were $22.3 million, which represents approximately 9.8% of total revenues, and we made $3.1 million in payments related to patent enforcement costs. Cash expenditures for purchases of property and equipment include payments related to the build-out of our new global corporate headquarters in Washington, DC which we occupied at the end of June 2008. On July 1, 2008, we received $2.0 million in proceeds related to our sale of shares upon exercise of a common stock warrant we held in an entity.

Net cash provided by financing activities was $13.2 million during the nine months ended September 30, 2008 as compared to $153.1 million during the nine months ended September 30, 2007. The decrease was due primarily to the issuance of $165 million of our 3.25% Convertible Senior Notes during the nine months ended September 30, 2007, described below. During the nine months ended September 30, 2008, we received $10.7 million in proceeds from exercise of stock options as compared to $11.2 million during the nine months ended September 30, 2007.

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

In connection with obtaining the Notes, we incurred $4.5 million in debt issuance costs. These costs were recorded as a debt discount and netted against the remaining principal amount outstanding. The debt discount is being amortized as interest expense using the effective interest method through July 1, 2011, the first redemption date under the Notes. During the nine months ended September 30, 2008, we recorded total amortization expense of approximately $1.3 million as interest expense.

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

Because the Notes contain an adjusting conversion rate provision based on our common stock price and anti-dilution adjustment provisions, at each reporting period, we evaluate whether any adjustments to the conversion price would alter the effective conversion rate from the stated conversion rate and result in an “in-the-money” conversion. Whenever an adjustment to the conversion rate results in a number of shares of common stock in excess of approximately 4.1 million shares under the Notes, we would recognize a beneficial conversion feature in the period such a determination is made and amortize it over the remaining life of the Notes. As of September 30, 2008, a beneficial conversion feature under the Notes did not exist.

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

We believe that our existing cash and cash equivalents and future cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new products or services, the timing of enhancements to existing products and services and the timing of capital expenditures. Also, we may make investments in, or acquisitions of, complementary businesses, services or technologies, which could also require us to seek additional equity or debt financing. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all. From time to time we may use our existing cash to repurchase shares of our common stock, outstanding indebtedness or other outstanding securities. Any such repurchases would depend on market conditions, the market price of our common stock, and management’s assessment of our liquidity and cash flow needs.

We do not have any off-balance sheet arrangements with unconsolidated entities or related parties, and, accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Interest income on our cash and cash equivalents is subject to interest rate fluctuations. For the quarter ended September 30, 2008, a one percentage point decrease in interest rates would have reduced our interest income by approximately $0.2 million.

We have accounts on our foreign subsidiaries’ ledgers which are maintained in the respective subsidiary’s local foreign currency and remeasured into the U.S. dollar. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we sell products and services including the Canadian dollar, Euro, British pound, Japanese yen, Australian dollar and others. Because of such foreign currency exchange rate fluctuations, other expense of $0.2 million was recorded during the quarter ended September 30, 2008. For the quarter ended September 30, 2008, a one percentage point adverse change in these various exchange rates into the U.S. dollar as of September 30, 2008 would not have had a material effect on the consolidated results of operations and financial condition.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our success will depend on our ability to generate revenues by providing enterprise software applications and services to colleges, universities, schools and other education providers. This market for some of our products has only recently developed, and the viability and profitability of this market is unproven. Our ability to grow our business will be compromised if we do not develop and market products and services that achieve broad market acceptance with our current and potential clients and their students and employees. If our newest products, the Blackboard Outcomes System and Blackboard Connect, do not gain widespread market acceptance, our financial results could suffer. We introduced our newest software application, the Blackboard Outcomes System, in December 2006 and acquired the technology underlying Blackboard Connect through our merger with NTI in January 2008. Our ability to grow our business will depend, in part, on client acceptance of these products. If we are not successful in gaining market acceptance of these products, our revenues may fall below our expectations. In addition, the economic disruption experienced in the U.S. and globally during the second half of 2008 and any continuing unfavorable changes in economic conditions may result in lower overall spending, including information technology spending, by our current and potential clients, and adversely affect our consolidated results of operations and financial condition. Our client base is diverse and each component faces a unique set of risks, including, for example, the possibility of state and local budget cuts for K-12 institutions or reduced enrollment in higher education, which may affect our revenues and our ability to grow our business. If the economic downturn is prolonged, we may have difficulty in establishing a market for our new products and our new products may not gain market acceptance as a result.

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

Potential clients typically conduct extensive and lengthy evaluations before committing to our products and services and generally require us to expend substantial time, effort and money educating them as to the value of our offerings. In light of the economic disruption experienced in the U.S. and globally during the second half of 2008, we have experienced some lengthening of sales cycles and, depending on the future economic climate, may see a continuation of this trend. Our client base is diverse and each component faces a unique set of risks, including, for example, the possibility of state and local budget cuts for K-12 institutions or reduced enrollment in higher education, which may affect our revenues and our ability to grow our business. If the economic downturn worsens or is prolonged, our clients and prospective clients may defer or cancel their purchases with us which would negatively impact our consolidated results of operations and financial condition.

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

The investment of our cash balances are subject to risks which may cause losses and affect the liquidity of these investments.

We hold our cash in a variety of marketable investments denominated in U.S. dollars which are generally investment grade, liquid, short-term fixed-income securities, money market instruments and issued or backed by the U.S. Treasury. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to further write down the value of our investments, which could materially harm our results of operations and financial condition. With the current unstable credit environment, we might incur significant realized, unrealized or impairment losses associated with these investments.

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

Most of our clients and potential clients are colleges, universities, schools and other education providers who depend substantially on government funding. Accordingly, any general decrease, delay or change in federal, state or local funding for colleges, universities, schools and other education providers could cause our current and potential clients to reduce their purchases of our products and services, to exercise their right to terminate licenses, or to decide not to renew licenses, any of which could cause us to lose revenues. In addition, a specific reduction in governmental funding support for products such as ours would also cause us to lose revenues. In light of the economic disruption experienced in the U.S. and globally during the second half of 2008, our clients may have budgetary impacts arising out of such disruption, which may have a negative impact on sales of our products. Any continuing unfavorable changes in economic conditions may result in budget cuts and lead to lower overall spending, including information technology spending, by our current and potential clients, and adversely affect our consolidated results of operations and financial condition. A prolonged economic downturn may impact both new sales and renewals of our products by our clients if their budgets are impacted by economic conditions.

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

Item 6.	Exhibits.

(a) Exhibits:

Exhibit No.	Description

10.1	Amendment to Employment Agreement — Michael L. Chasen
10.2	Amendment to Employment Agreement — Michael J. Beach
10.3	Amendment to Employment Agreement — Matthew H. Small
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blackboard Inc.

By:	/s/ Michael J. Beach
Michael J. Beach
Chief Financial Officer
(On behalf of the registrant and as Principal
Financial Officer)

Dated: November 5, 2008