Form 10-K
period 2008-12-31
BLACKBOARD INC
filed 2009-02-26
CIK 1106942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2008

Commission file number:  000-50784

Blackboard Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2081178
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

650 Massachusetts Ave, N.W. Washington D.C. (Address of Principal Executive Offices)	20001 (Zip Code)

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

The aggregate market value of outstanding voting stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $1,182.0 million based on the last reported sale price of the registrant’s common stock on The NASDAQ Global Market as of the close of business on that day.

There were 31,362,817 shares of the registrant’s common stock outstanding as of January 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2009 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2008, are incorporated by reference into Part III of this Form 10-K.

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

Our product line consists of various software applications delivered in three suites, the Blackboard Academic Suitetm, the Blackboard Commerce Suitetm, and Blackboard Connecttm. Our suites of products include the following products described in more detail below: Blackboard Learning Systemtm, Blackboard Community Systemtm, Blackboard Content Systemtm, Blackboard Outcomes Systemtm, Blackboard Portfolio Systemtm, Blackboard Transaction Systemtm, BbOnetm and Blackboard Connecttm. We license these products on a renewable basis, typically for annual terms.

We began operations in 1997 as a limited liability company organized under the laws of the state of Delaware and served as a primary contractor to an education industry technical standards organization. In 1998, we incorporated under the laws of the state of Delaware and acquired CourseInfo LLC, which had developed an internal online learning system used by faculty at Cornell University, and had begun marketing its technology to universities and school districts in the United States and Canada. Since the time of our acquisition of CourseInfo, we have grown from approximately 26 licenses of one software application as of December 31, 1998 to more than 6,700 licenses of our software applications as of December 31, 2008.

In June 2007, we issued and sold $165.0 million aggregate principal amount of 3.25% convertible senior notes due 2027 (the “Notes”) in a public offering.

On January 31, 2008, we completed the acquisition of The NTI Group, Inc. for a purchase price of $132.1 million in cash and $52.7 million in our common stock, which equated to approximately 1.5 million shares of our common stock, and up to an additional 0.4 million shares of our common stock remain payable depending on the achievement of certain specified performance milestones. In connection with the transaction, we paid a portion of the purchase price using proceeds from the issuance of the Notes. This acquisition allows us to offer clients the ability to send mass communications via voice, email and text messages. We acquired the technology underlying Blackboard Connect, which we began offering in February 2008, through the acquisition of The NTI Group, Inc. The NTI Group, Inc. has since been renamed Blackboard Connect Inc.

Customer Overview

Our customer base consists primarily of U.S. postsecondary education clients, which accounted for approximately 55% of our total revenues for 2008. We also sell to international postsecondary clients, which accounted for approximately 17% of our total revenues for 2008, U.S. K-12 education clients, which accounted for approximately 12% of our total revenues for 2008, and others, including primarily education publishers, commercial education providers, U.S. government organizations and corporations, which accounted for approximately 16% of our total revenues for 2008.

Products and Services

Blackboard offers a complete line of enterprise software applications focused on the education industry. Clients can license our software applications individually or in one of three suites: Blackboard Academic Suitetm; Blackboard Commerce Suitetm; and Blackboard Connecttm.

Beginning in early 2009, Blackboard renamed its three product suites:

•	Blackboard Learntm;

•	Blackboard Transacttm; and

•	Blackboard Connecttm.

The latest releases of these three platforms feature advancements in technology, redesigned user interfaces, and additional capabilities and functionality.

Blackboard Learntm, our web-based teaching and learning platform, is the new version of the widely deployed Blackboard Academic Suitetm. We launched Blackboard Learntm, Release 9.0, our latest software release, in January 2009 as part of our multi-year, multi-release effort to deliver the next generation of Blackboard solutions, and it is available to our existing clients under their current licenses with us. Clients on the Blackboard Learn platform may license packages featuring combinations of the following modules: Course Delivery, Community Engagement, Content Management, Portfolio Management, and Outcomes Assessment.  The new modules correspond to the products within the Blackboard Academic Suite as follows:

Offered in Blackboard Academic Suitetm	Offered in Blackboard Learntm
The Blackboard Learning Systemtm	Course Delivery module
The Blackboard Community Systemtm	Community Engagement module
The Blackboard Content Systemtm	Content Management module
The Blackboard Portfolio Systemtm	Portfolio Management module
The Blackboard Outcomes Systemtm	Outcomes Assessment module

Similarly, the Blackboard Commerce Suitetm, the platform for our commerce and security solutions, is now offered as Blackboard Transacttm. Blackboard Connecttm is our alert and notification platform for our comprehensive communications and notification system solutions.

We offer Blackboard Learn in all of our markets, Blackboard Transact primarily to U.S. and Canadian postsecondary clients and Blackboard Connect to primarily U.S. K-12, postsecondary and government clients. We also offer application hosting for clients who prefer to outsource the management of their Blackboard Learn systems. In addition to our products, we offer a variety of professional services, including consulting, project management, custom application development and training.

Blackboard Learn

Blackboard Learn provides a scalable and easy-to-use technology platform for delivering education online, managing digital content and aggregating access to tools, information and content through an integrated Web portal environment. It enables our client institutions to:

•	Increase faculty adoption of technology for teaching,

•	Drive student engagement through personalized experiences and active learning tools,

•	Securely share and collaborate around content across the institution, and

•	Meet diverse assessment needs of institutions.

The Blackboard Learn platform offers capabilities for course delivery, learning content, assessment, document management, hosting, and community engagement. Clients may license software applications in packages designed to provide a variety of options and tailored to meet the diverse needs of our client base. The Blackboard Learn platform packages available as of January 2009 include enterprise and foundation licenses for the following modules: Course Delivery, Community Engagement, Content Management, Portfolio Management, and Outcomes Assessment. Our existing teaching and learning product suite, the Blackboard Academic Suite, includes: the Blackboard Learning Systemtm; the Blackboard Community Systemtm; the Blackboard Content Systemtm; the Blackboard Portfolio Systemtm; and the Blackboard Outcomes Systemtm.  The Blackboard Academic Suite includes the products formerly known as WebCT Campus Editiontm and WebCT Vistatm, which were acquired in our merger with WebCT, Inc (“WebCT”) in 2006.

Blackboard Learn — Course Delivery Module

The Course Delivery module of the Blackboard Learn platform, formerly known as the Blackboard Learning System, allows educational institutions to support an online teaching and learning environment that can be used to augment a classroom-based program or for distance learning. The major capabilities of the Course Delivery module include:

•	Teaching and Learning. Instructors can post syllabi and course materials, including documents, graphics, audio, video and multimedia; create, deliver and automatically score online assignments and tests; and report grades and grading analysis along with other information to students.

•	Advanced features. The Course Delivery module also provides integrated email, discussion forums and live virtual classrooms. It also provides tools to facilitate group collaboration, communication, file-sharing, self-evaluation and peer review. Additionally, we offer Scholar® by Blackboard, a service which allows users to build a network of peers who share similar educational interests, and SafeAssigntm, a plagiarism prevention service.

•	Extending the learning environment. Our products can be integrated with existing campus student information systems and campus registrar systems to access user, course and enrollment information stored throughout the institution. Additional capabilities are available through the integration of third-party Blackboard Building Blocks® or Blackboard PowerLinkstm tools developed by our clients or independent parties. These extensions of the core software applications allow institutions to download, install and manage third-party enhancements. These third-party applications add functionality to our products, and several client-managed online communities exist to foster open source development of enhancements to our products as well.

•	System administration. Our products allow clients to configure our applications to the specific needs of their institutions. The appearance and configuration of our products are customizable by each client for multiple independent user populations within the institution on the same system hardware and database. In addition, clients have the ability to define multiple user roles and set access policies for guest accounts and observers, such as parents, advisors, mentors and supervisors.

We offer the Course Delivery module of Blackboard Learn through basic, foundation, or enterprise licenses to appeal to all sizes and types of clients. Basic and foundation licenses provide entry-level versions of the Course Delivery module suitable for small-scale implementations, while enterprise licenses provide functionality to support larger or more advanced implementations and various language configurations, including English, Spanish, Italian, Dutch, German, French, Japanese, Portuguese, Russian, Swedish, Finnish, Arabic and Chinese.

Blackboard Learn — Community Engagement Module

The Community Engagement module of the Blackboard Learn platform, formerly known as the Blackboard Community System, is an enterprise information portal application designed specifically for the education industry and is licensed as an extension of the Course Delivery module. The Community Engagement module allows institutions to extend their learning environments and to further engage students by connecting them with each other, with campus services, and with faculty beyond the classroom. The Community Engagement module extends the Blackboard Learn platform to include functionality for student organizations, faculty and staff, departmental collaboration, information distribution and single sign-on access to existing administrative systems. The major academic capabilities of the Community Engagement module include:

•	Configurable portal environment enabling one-stop access to services. Through a customizable Web portal, the Community Engagement module enables institutions to provide their users access to multiple content sources, campus services, administrative systems and personal information management tools, such as email and calendar. The Community Engagement module can provide single sign-on access to a variety of campus systems, eliminating the need for multiple access points and identification verifications. Institutions and independent software vendors can create custom portal applications that provide views into content and data from other systems or integrate other applications.

•	Facilitating academic and co-curricular collaboration using community and communication tools. The Community Engagement module facilitates the creation of meaningful campus connections by allowing institutions to define dedicated online environments for departments, clubs and other groups. Members of organizations can manage their own operations, as well as upload and share documents, and use their own communication tools, conserving the resources of campus information technology departments.

•	Maintaining distinct campus identities. An institution can configure the Community Engagement module to support multiple identities or brands within the institution, such as multiple campuses, a law school, medical school or continuing education program, and deliver content to targeted, institution-defined roles. In addition, users can customize the Community Enagement interface according to their needs and preferences.

•	e-Commerce capabilities. This functionality enables campus business units and student organizations to sell products, which may be paid for with a student’s credit card or debit account using the Blackboard Transact platform. Uses may include campus bookstore online purchases, athletics and event tickets, library fees and parking fees.

Blackboard Learn — Learning Content Module

The Learning Content module of the Blackboard Learn platform, formerly known as the Blackboard Content System, provides enterprise content management capabilities and is licensed as an extension of the Course Delivery and Community Engagement modules. The Learning Content module supports activities that require enterprise management of electronic files, such as teaching, learning, research, archival and library needs, and extracurricular and departmental pursuits. All of these activities require the central management, tagging, sharing and re-use of electronic files, such as lecture notes for multiple sections of a course, learning resources, test banks and library electronic reserve materials. In addition, the Learning Content module supports advanced workflow capabilities across the institution and provides a secure way to share sensitive institutional content. The major capabilities of the Learning Content module include:

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

The Learning Content family of products also includes the Portfolio Management module of Blackboard Learn and the Xythos Software, Inc. (“Xythos”) enterprise document management applications we acquired in our merger with Xythos in 2007. The Portfolio Management module is a personal portfolio application that enables users to collect and organize their academic work and is currently available to customers with a license for Blackboard Learn or the Blackboard Learning System — CE and Vista enterprise licenses. The Xythos enterprise document management applications enable clients to securely manage and share data across the entire enterprise.

Blackboard Learn — Outcomes Assessment Module

The Outcomes Assessment module of the Blackboard Learn platform is licensed as an extension of the Course Delivery, Community Engagement, and Academic Collaboration modules. The first version of this application, the Blackboard Outcomes Systemtm, was released in December 2006 and is also currently available to customers with the Blackboard Learning System enterprise license. Supplemented by strategic and technical professional services, the Outcomes Assessment module supports and coordinates the academic and administrative assessment processes taking place across an institution’s many departments. The Outcomes Assessment module enables the planning and measuring of student, teaching and institutional outcomes and provides a comprehensive set of instruments for student and program assessment. The major capabilities of the Outcomes Assessment module include:

•	Planning outcomes. The “Standards, Goals and Student Learning Objectives” feature enables institutions to document intended outcomes of courses, programs, departments, colleges, universities and standards bodies. Rubrics, or standard evaluation criteria, facilitate shared and consistent evaluation of outcomes, while curriculum maps highlight the connection between program goals and courses and co-curricular educational experiences.

•	Measuring learning and administrative outcomes. Various assessment tools simplify the collection of student work and its evaluation against shared rubrics. Surveys and course evaluations enable users to collect useful indirect assessment data, soliciting attitudes and opinions from on-campus and off-campus constituents.

•	Improving learning and institutional effectiveness. Operational and analytic reports provide insight into assessment plans, activities, data, follow-up actions and correlations to all levels of an institution.

Blackboard Transact

Blackboard Transact is the successor to the Blackboard Commerce Suite, and can be used for on- and off-campus commerce management, online e-commerce and payment management, meal plan administration, vending, laundry services, copy and print management and student and staff identification, as well as offering security management capabilities such as access control and video surveillance technology.

Blackboard Transact, Release 3

Blackboard Transact, Release 3 is a centralized software application providing in one platform all the campus commerce and security management features that are licensed as separate parts of the Blackboard Transaction System. We license our campus commerce software, along with various hardware devices, to allow clients to establish an integrated student debit account program for charging incidental expenses such as meals and academic materials, typically using the campus ID card. The hardware that we sell as part of the Blackboard Transact commerce management solution includes servers, cards, card readers and point-of-sale devices. Blackboard Transact, Release 3 also supports activities such as facilities access and identity verification. The principal features of Blackboard Transact, Release 3 include:

•	Commerce. Transaction processing capabilities of Blackboard Transact, Release 3 support the creation and management of student debit accounts, as well as the processing of payments against those accounts using student ID cards on campus, such as in dining facilities, vending machines, copy machines and bookstores, off-campus and online. Our clients use the Blackboard Transact, Release 3 commerce management solution to manage point-of-sale transactions, such as prepaid debit cards, meal plan administration, cash equivalency, privilege verification and discounts, and self-service or unattended transactions, such as vending, laundry, printing, copying and parking.

•	Activities management and security. The access-rights capabilities of the Blackboard Transact security management solution enable a variety of applications using the client’s investment in a single-card environment for commerce. These include event admission, student government voting, wireless verification on buses, library authorization and computer lab access and tracking. In addition, the system interfaces directly with door access points to manage identification and secure access control to facilities using the same student ID card.

Community Engagement

In addition to the functionalities it provides as part of the Blackboard Learn platform, the Community Engagement module enables additional transaction capabilities when licensed as part of Blackboard Transact, including:

•	eMarketplace. The Community Engagement module enables campus business units and student organizations to sell products which may be paid for with the student debit account. Users can activate template-driven tools that allow them to describe, price, display and charge for an item, all within the campus portal environment. Uses include campus bookstore online purchases, athletics and event tickets, library fees and parking fees.

•	Web account management. Through an online account, end users can manage a variety of activities, including online deposits, guest and parent deposits, balance inquiries, transaction history statements and lost and stolen card reports.

BbOne

BbOne is the brand name of our off-campus commerce management solution within the Blackboard Transact platform. It enables students and faculty to use their university ID cards as a form of payment off-campus. We recruit local merchants to accept student debit accounts as a form of payment and facilitate the processing of transactions by third-party merchants that use the Blackboard Transact software. By utilizing the existing Blackboard Transact debit account at the university, BbOne provides students with a secure, cashless and convenient way to make purchases while assuring parents that their funds will be spent within a university-approved merchant network. We develop the off-campus merchant network on behalf of each university and manage the program, from merchant acquisition and funds settlement to transaction terminal support. We also provide customized marketing campaigns designed to build the card program brand and increase deposits into the accounts.

Blackboard Connect

Blackboard Connect provides comprehensive communication systems that enable rapid dissemination of critical information via voice and text devices. The Blackboard Connect family includes the Connect-ED®, Connect-CTY®, Connect-GOV® and Connect-MIL® offerings specifically designed for education, municipal, government and military clients, respectively. Blackboard Connect is a fully hosted, web-based application that enables clients to record, schedule, send, and track personalized voice messages, e-mail, SMS or text messages to tens of thousands of constituents in minutes. Blackboard Connect provides a bundled set of mass notification, survey, and community outreach tools through a service that eliminates the need for clients to purchase or deploy equipment, hardware, or software, or to incur long distance phone charges.

Professional Services

Our professional services support the implementation and maintenance of our systems and software in the educational environment in order to help clients maximize the value of our various enterprise software applications. Our services group offers:

•	project management;

•	integration of our applications with existing campus systems;

•	user interface customization;

•	installation and configuration;

•	training and instructional design;

•	course and content migration; and

•	custom Blackboard Building Blocks and Blackboard PowerLinks application development.

Competition

The market for education enterprise software is highly fragmented and rapidly evolving, and we expect competition in this market to persist and intensify. Our primary competitors for the Blackboard Learn platform are companies and open source solutions that provide course management systems, such as ANGEL Learning, Inc., Desire2Learn Inc., eCollege.com, Microsoft, Moodle, Jenzabar, Inc., Pearson Education, The Sakai Project, VCampus Educator, and WebTycho; learning content management systems, such as HarvestRoad Ltd. and Concord USA, Inc.; and education enterprise information portal technologies, such as SunGard SCT Inc., an operating unit of SunGard Data Systems Inc. We also face competition from clients and potential clients who develop their own applications internally, large diversified software vendors who offer products in numerous markets including the education market and other open source software applications. Our competitors for the Blackboard Transact platform include companies that provide transaction systems, security systems and off-campus merchant relationship programs. We face a variety of competitors for our Blackboard Connect offering that provide mass notification technologies, including voice, email and/or text messaging communications.

We may also face competition from potential competitors that are substantially larger than we are and have significantly greater financial, technical and marketing resources, and established, extensive direct and indirect sales and distribution channels. As a result, they may be able to respond more quickly to new or emerging technologies and changes in client requirements, or to devote greater resources to the development, promotion and sale of their products than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or prospective clients. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share to our detriment.

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

Our Growth Strategy

We seek to capitalize on our position as a leader in our primary markets to grow our business by supporting several significant aspects of education, including teaching, learning, commerce and campus life. Key elements of our growth strategy include:

•	Growing annual license revenues. We intend to increase annual license revenues with existing clients through upgrades to current products, cross-selling of complementary applications and increased total license value commensurate with the value of our offerings.

•	Increasing penetration with U.S. postsecondary and K-12 clients. We intend to capitalize on our experience in U.S. postsecondary and K-12 education to further enhance our leadership position.

•	Offering new products to our target markets. Using feedback gathered from our clients and our sales and technical support groups, we intend to continue to develop and offer new upgrades, applications and application suites to increase our presence on campuses and expand the value provided to our clients.

•	Increasing sales in our emerging markets. We intend to continue to expand sales and marketing efforts to increase sales of our various offerings within the less mature domestic and international markets we serve.

•	Pursuing strategic relationships and acquisition opportunities. We intend to continue to pursue strategic relationships with, acquisitions of, and investments in, companies that would enhance the technological features of our products, offer complementary products, services and technologies, or broaden the scope of our product offerings into other areas.

Research and Development

Our software products are developed and maintained by a dedicated team of software engineers, product managers and documentation specialists. In addition, we organize our teams to address specialized functional areas, such as: an engineering services team, which focuses on highly technical product support issues; a quality control team, which tests our applications to identify and correct software errors and usability issues before a new product or update is released; and a research and development engineering team which works on special development projects that involve third parties, including software tools for integrating our products with other campus systems. Our research and development group receives feedback on product improvement suggestions and new products from clients, either directly or through our sales and client support organizations. We periodically release maintenance updates to and new versions of our existing products. In addition, our research and development group works on new product initiatives as appropriate. Our products are primarily developed internally and, in support of the development of our products, we have acquired or licensed specialized products and technologies from other software firms. Our research and development expenses were $27.2 million, $28.3 million, and $40.6 million in the years ended December 31, 2006, 2007, and 2008 respectively.

Marketing and Sales

Marketing

We engage in a variety of traditional and online marketing activities designed to provide sales lead generation, sales support and increasing market awareness. Our specific marketing activities include print advertising in trade publications, direct mail campaigns, speaking engagements and industry trade-shows and seminars, which help create awareness of our brand and products and services. Examples of specific marketing events include BbWorld®, our annual users’ conferences held around the world; BbSummittm, which are smaller and more regionally-focused annual meetings of educational and technology leaders from the United States and abroad; and Blackboard Days, which provide information sessions at current client sites for current and prospective clients.

Sales

We sell our products through a direct sales force and, in some emerging international markets, through re-sellers. Regional sales managers are responsible for sales of our products in their territories and supervise account managers who are responsible for maintaining software and service renewal rates among our clients. Client managers are typically compensated in part based upon their achievement of renewal rate quotas, and pursue a variety of client relations activities aimed at maintaining and improving renewal rates. In addition, our sales organization includes technical sales engineers, who are experts in the technical aspects of our products and client implementations.

In our experience, colleges, universities and schools frequently rely on references from peer institutions when selecting a vendor and often involve a variety of internal constituencies, such as instructors and students, when evaluating a product. In addition, most public education institutions and many private institutions utilize request for proposal, or RFP, processes, by which they announce their interest in purchasing an application and detail their requirements so that vendors may bid accordingly. As a result, we generate sales leads from sources such as interacting with attendees at conferences, visiting potential clients’ sites to provide briefings on the industry and our products, responding to inbound calls based on client recommendations and monitoring and responding to RFPs. We often structure our licenses in a manner that anticipates expansion from one product to multiple products on our platforms, and we engage in state or regional agreements when appropriate to provide umbrella pricing and contractual terms for a group of institutions. We have U.S. sales offices in Washington, D.C.; Phoenix, Arizona; Los Angeles, California and San Francisco, California. We have international sales offices in Amsterdam, Netherlands and Sydney, Australia.

Intellectual Property

We rely on a combination of copyright, patent, trademark and trade secret laws in the United States and other jurisdictions, as well as confidentiality agreements and other contractual arrangements, to establish and protect our proprietary and intellectual property rights. We have a variety of patents and pending patent applications in the United States and in various international jurisdictions related to the products we offer.

Executive Officers

The following table lists our executive officers and their ages as of January 31, 2009.

Name	Age	Position

Michael L. Chasen	37	Chief executive officer, president, director
Michael J. Beach	38	Chief financial officer and treasurer
Matthew H. Small	36	Chief business officer, chief legal officer and secretary
Jonathan R. Walsh	36	Vice president for finance and accounting

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

Matthew Small has served as chief business officer and chief legal officer since May 2008 and secretary since February 2004. Mr. Small served as chief legal officer from January 2006 to May 2008, and as senior vice president for legal and general counsel from January 2004 to January 2006, corporate counsel from September 2002 to January 2004 and assistant secretary from November 2002 to February 2004. Prior to joining us, from September 1999 to September 2002, Mr. Small was an associate at the law firm of Testa, Hurwitz & Thibeault LLP. Mr. Small received a B.A. degree from the University of Denver, a M.B.A. degree from the University of Connecticut School of Business and a J.D. degree from the University of Connecticut Law School.

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

Employees

As of December 31, 2008, we had 1,087 employees, including approximately 252 in sales; 90 in marketing and business development; 200 in support, managed hosting and production; 235 in research and development; 135 in professional services; and 175 in general administration. None of our employees are represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is good.

International Operations

We currently operate predominantly in the United States. Our revenues derived from operations in foreign countries for fiscal years 2006, 2007, and 2008 were $34.7 million, $53.6 million, and $60.9 million, respectively, which represented 19.0%, 22.4%, and 19.5% of our total revenues in those years. Substantially all of our material identifiable assets are located in the United States.

Website Access to U.S. Securities and Exchange Commission Reports

Our Internet address is http://www.blackboard.com. Through our website, we make available, free of charge, access to all reports filed with the U.S. Securities and Exchange Commission including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to these reports, as filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Copies of any materials we file with, or furnish to, the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov or at the SEC’s Public Reference Room at 100 F Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The information available on our website is not incorporated into this report.

Item 1A.  Risk Factors.

Challenging economic conditions may adversely affect our business.

The economic disruption experienced in the United States and globally during the second half of 2008 and any continuing unfavorable economic conditions may affect our sales and renewals of our products and services, and could negatively affect our revenues and our ability to maintain or grow our business. In addition, the current global financial crisis affecting the banking system and the possibility that financial institutions may consolidate or go out of business has resulted in a tightening of the credit markets, which could impair the ability of our customers to obtain credit to finance purchases of our products. Our client base is diverse and each client or potential client faces a unique set of risks. These risks include, for example, the availability of public funds and the possibility of state and local budget cuts, reduced enrollment, or lower revenues, which could lead to a reduction in overall spending, including information technology spending, by our current and potential clients. A prolonged economic downturn may result in a reduction in overall demand for educational software products and services, which could cause a decline in both new sales and renewals of our existing products and difficulty in establishing a market for our new products and services.

We could lose revenues if there are changes in the spending policies or budget priorities for government funding of colleges, universities, schools and other education providers.

Most of our clients and potential clients are colleges, universities, schools and other education providers who depend substantially on government funding. Accordingly, any general decrease, delay or change in federal, state or local funding for colleges, universities, schools and other education providers could cause our current and potential clients to reduce their purchases of our products and services, to exercise their right to terminate licenses, or to decide not to renew licenses, any of which could cause us to lose revenues. In addition, a specific reduction in governmental funding support for products such as ours would also cause us to lose revenues. In light of the severe economic downturn experienced in the U.S. and globally commencing in the second half of 2008, many of our clients have experienced and may continue to experience budgetary pressures, which may have a negative impact on sales of our products. Continuing unfavorable economic conditions may result in budget cuts and lead to lower overall spending, including information technology spending, by our current and potential clients, which may cause our revenues to decrease. In addition, our accounts receivable may increase and the relative aging of our receivables may deteriorate if our clients delay or are unable to make their payments due to the tightening of credit markets and the lack of available funding. A prolonged economic downturn may make it difficult for potential clients to buy our products and might compromise the ability of existing clients to renew their licenses. Also, because many of our clients begin their fiscal year in July or later, the full impact of the economic conditions may not yet have become apparent and we may face decreases in our sales or renewal of existing clients if their new budgets require cost reductions.

There is no assurance that our investments in product development and product acquisition will be successful; if our products do not gain market acceptance, our revenues may decrease and we may not realize a return on such investments.

We make substantial investments in improving our products and acquiring products through mergers and acquisitions and we have no assurance that our investments will be successful. Our ability to grow our business will be compromised if we do not develop products and services that achieve broad market acceptance with our current and potential clients. We have recently released a new version of our Blackboard Learn platform which offers enhanced functionality over prior versions. If clients do not upgrade to the latest version of the Blackboard Learn platform, the functionality of their existing installed versions will not compare as favorably to competing products which may cause a reduction in renewal rates. Further, if the latest version of our software does not become widely adopted by clients, we may not be able to justify the investments we have made and our financial results will suffer.

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

Our primary competitors for the Blackboard Learn platform are companies and open source solutions that provide course management systems, such as ANGEL Learning, Inc., Desire2Learn Inc., eCollege.com, Jenzabar, Inc., Microsoft, Moodle, Pearson Education, The Sakai Project, VCampus Educator and WebTycho; learning content management systems, such as HarvestRoad Ltd. and Concord USA, Inc.; and education enterprise information portal technologies, such as SunGard SCT Inc., an operating unit of SunGard Data Systems Inc. We also face competition from clients and potential clients who develop their own applications internally, large diversified software vendors who offer products in numerous markets including the education market and open source software applications. Our competitors for the Blackboard Transact platform include companies that provide transaction systems, security and access systems and off-campus merchant relationship programs. Our competitors for Blackboard Connect include a variety of competitors which provide mass notification technologies including voice, email and/or text messaging communications.

We may also face competition from potential competitors that are substantially larger than we are and have significantly greater financial, technical and marketing resources, and established, extensive direct and indirect sales and distribution channels. Similarly, our competitors may also be acquired by larger and more well-funded companies which have more resources than our current competitors. These larger companies may be able to respond more quickly to new or emerging technologies and changes in client requirements, or to devote greater resources to the development, promotion and sale of their products than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or prospective clients. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share to our detriment.

If potential clients or competitors use open source software to develop products that are competitive with our products and services, we may face decreased demand and pressure to reduce the prices for our products.

The growing acceptance and prevalence of open source software may make it easier for competitors or potential competitors to develop software applications that compete with our products, or for clients and potential clients to internally develop software applications that they would otherwise have licensed from us. One of the aspects of open source software is that it can be modified or used to develop new software that competes with proprietary software applications, such as ours. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. As open source offerings become more prevalent, customers may defer or forego purchases of our products, which could reduce our sales and lengthen the sales cycle for our products or result in the loss of current clients to open source solutions. If we are unable to differentiate our products from competitive products based on open source software, demand for our products and services may decline, and we may face pressure to reduce the prices of our products, which would hurt our profitability.

Our merger with The NTI Group, Inc. (“NTI”) presents many risks, and we may not realize the financial and strategic goals that were contemplated at the time of the transaction.

We completed the merger with NTI on January 31, 2008. We entered into this transaction with the expectation that it would result in various long-term benefits including improved revenue and profits, and enhancements to our product portfolio and customer base. Risks that we may encounter in seeking to realize these benefits include:

•	we may not realize the anticipated financial benefits if we are unable to sell the NTI products, which are now sold as Blackboard Connect, to our customer base, if a larger than predicted number of customers decline to renew their contracts, or if the acquired contracts do not allow us to recognize revenues on a timely basis;

•	we may have difficulty incorporating NTI technologies or products with our existing product lines and maintaining uniform standards, controls, procedures and policies;

•	we may face contingencies related to product liability, intellectual property, financial disclosures, and accounting practices or internal controls;

•	we may have higher than anticipated costs in supporting and continuing development of the Blackboard Connect products and in servicing new and existing Blackboard Connect clients;

•	we may not be able to retain key employees from NTI;

•	we may be unable to manage effectively the increased size and complexity of the combined company, and our management’s attention may be diverted from our ongoing business by transition or integration issues;

•	we may lose anticipated tax benefits or have additional legal or tax exposures; and

•	we will not be able to determine whether all or any of the 0.4 million shares of stock consideration in the merger that remains contingent on the achievement of certain performance milestones will be issued until the completion of the financial results for fiscal year 2009.

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

Future business combinations could involve the acquisition of significant tangible and intangible assets, which could require us to record in our statements of operations ongoing amortization of identified intangible assets acquired in connection with acquisitions, which we currently do with respect to our historic acquisitions, including the NTI Group merger. In addition, we may need to record write-downs from future impairments of identified tangible and intangible assets and goodwill. These accounting charges would reduce any future reported earnings, or increase a reported loss. In future acquisitions, we could also incur debt to pay for acquisitions, or issue additional equity securities as consideration, which could cause our stockholders to suffer significant dilution.

Additionally, our ability to utilize, net operating loss carryforwards, if any, acquired in any acquisitions may be significantly limited or unusable by us under Section 382 or other sections of the Internal Revenue Code.

Our existing indebtedness could adversely affect our financial condition and we may not be able to fulfill our debt obligations, including the 3.25% Convertible Senior Notes due 2027 (the “Notes”).

The outstanding Notes in the principal amount of $165.0 million pose the following risks to our overall business:

•	upon conversion or redemption of the Notes, we will be required to repay the principal amount of $165.0 million in cash;

•	we will use a significant portion of our cash flow to pay interest on our outstanding debt, limiting the amount available for working capital, capital expenditures and other general corporate purposes;

•	lenders may be unwilling to lend additional amounts to us for future working capital needs, additional acquisitions or other purposes or may only be willing to provide funding on terms we would consider unacceptable;

•	if our cash flow were inadequate to make interest and principal payments on our debt, we might have to refinance our indebtedness or issue additional equity or other securities and may not be successful in those efforts or may not obtain terms favorable to us; and

•	our ability to finance working capital needs and general corporate purposes for the public and private markets, as well as the associated cost of funding, is dependent, in part, on our credit ratings, which may be adversely affected if we experience declining revenues.

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

We may not be able to repurchase the Notes when required by the holders, including upon a defined fundamental change or other specified dates at the option of the holder, or pay cash upon conversion of the Notes.

Upon the occurrence of a fundamental change as defined in the Notes, holders of the Notes would have the right to require us to repurchase the Notes at a price in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. Any future credit agreement or other agreements relating to indebtedness to which we become a party may contain similar provisions. Holders will also have the right to require us to repurchase the Notes for cash or a combination of cash and our common stock on July 1, 2011, July 1, 2017 or July 1, 2022. Moreover, upon conversion of the Notes, we are required to settle a portion of the conversion obligation in cash. In the event that we are required to repurchase the Notes or upon conversion of the Notes, we may not have sufficient financial resources to satisfy all of our obligations under the Notes and our other debt instruments. Our failure to pay the repurchase price when due, to pay cash upon conversion of Notes, or similarly fail to meet our payment obligations, would result in a default under the indenture governing the Notes. Any default under our indebtedness could have a material adverse effect on our business, results of operations and financial condition.

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

In May 2008, the FASB issued new guidance requiring certain components of convertible debt instruments, like the Notes, to be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. This will result in additional non-cash interest expense over the period the Notes are expected to be outstanding. The new guidance is effective for us beginning January 1, 2009, but retrospective application to all financial periods presented in our financial statements is required. This change will have an adverse impact on our previously reported financial results and will contribute to volatility in future financial results. We are currently finalizing the impact on our consolidated results of operations and financial condition. We currently estimate that the additional non-cash interest expense over the remaining period the Notes are expected to be outstanding will be approximately $13.4 million, of which approximately $6.0 million will be recognized during 2009.

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

We may experience difficulties that could delay or prevent the successful development, introduction and sale of new products under development. If introduced for sale, the new products may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance, which could cause our financial results to suffer. In addition, during the development period for the new products, our customers may defer or forego purchases of our products and services. We often obtain renewable client contracts in acquisitions, such as the WebCT and The NTI Group transactions, and if we experience a decrease in the renewal rate from expected levels it could reduce revenues below our expectations.

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

Because our software products are complex, they may contain undetected errors or defects, known as bugs. Bugs can be detected at any point in a product’s life cycle, but are more common when a new product is introduced or when new versions are released. In the past, we have encountered product development delays and defects in our products. We expect that, despite our testing, errors will be found in new products and product enhancements in the future. In addition, our service offerings may be disrupted causing delays or interruptions in the services provided to our clients. Significant errors in our products or disruptions in the provision of our services could lead to:

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

The sales cycle between our initial contact with a potential client and the signing of a license with that client typically ranges from 6 to 18 months. As a result of this lengthy sales cycle, we have only a limited ability to forecast the timing of sales. A delay in or failure to complete license transactions could harm our business and financial results, and could cause our financial results to vary significantly from quarter to quarter. Our sales cycle varies widely, reflecting differences in our potential clients’ decision-making processes, procurement requirements and budget cycles, and is subject to significant risks over which we have little or no control, including:

•	clients’ budgetary constraints and priorities;

•	the timing of our clients’ budget cycles;

•	the need by some clients for lengthy evaluations that often include both their administrators and faculties; and

•	the length and timing of clients’ approval processes.

Potential clients typically conduct extensive and lengthy evaluations before committing to our products and services and generally require us to expend substantial time, effort and money educating them as to the value of our offerings. In light of the economic disruption experienced in the U.S. and globally commencing in the second half of 2008, we have experienced some lengthening of sales cycles and, depending on the future economic climate, may see a continuation of this trend. Our client base is diverse and each component faces a unique set of risks, including, for example, the possibility of state and local budget cuts for K-12 institutions or reduced enrollment in higher education, which may affect our revenues and our ability to grow our business. If the economic downturn worsens or is prolonged, our clients and prospective clients may defer or cancel their purchases with us, which would negatively impact our consolidated results of operations and financial condition.

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

If our net operating loss carryforwards are further limited, and we have taxable income which exceeds the available net operating loss carryforwards for that period, we would incur an income tax liability even though net operating loss carryforwards may be available in future years prior to their expiration Any such income tax liability may adversely affect our future cash flow, financial position and financial results.

The investment of our cash balances are subject to risks which may cause losses and affect the liquidity of these investments.

We hold our cash in a variety of marketable investments which are generally investment grade, liquid, short-term fixed-income securities and money market instruments denominated in U.S. dollars. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-

temporary, we will be required to further write down the value of our investments, which could materially harm our results of operations and financial condition. With the current unstable credit environment, we might incur significant realized, unrealized or impairment losses associated with these investments.

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

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products similar to our products, which could decrease demand for our products. In addition, we may be unable to prevent the use of our products by persons who have not paid the required license fee, which could reduce our revenues. We rely on a combination of copyright, patent, trademark and trade secret laws, as well as licensing agreements, third-party nondisclosure agreements and other contractual provisions and technical measures, to protect our intellectual property rights. These protections may not be adequate to prevent our competitors from copying or reverse-engineering our products, and these protections may be costly and difficult to enforce. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. The protective mechanisms we include in our products may not be sufficient to prevent unauthorized copying. Existing copyright laws afford only limited protection for our intellectual property rights and may not protect such rights in the event competitors independently develop products similar to ours. In addition, the laws of some countries in which our products are or may be licensed do not protect our products and intellectual property rights to the same extent as do the laws of the United States.

If we are found to infringe the proprietary rights of others, we could be required to redesign our products, pay significant royalties or enter into license agreements with third parties.

A third party may assert that our technology violates its intellectual property rights. As the number of products in our markets increases and the functionality of these products further overlaps, we believe that infringement claims may become more common. Any claims, including the TechRadium action described under Item 3, “Legal Proceedings” below, regardless of their merit, could:

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

The nature of our business and our reliance on intellectual property and other proprietary information subjects us to the risks of litigation.

We are in an industry where litigation is common, including litigation related to copyright, patent, trademark and trade secret rights, and other types of claims. Litigation can be expensive and disruptive to normal business operations. The results of litigation are inherently uncertain and may result in adverse rulings or decisions. We may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on our business, financial condition or operating results.

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

One of our key growth strategies is to pursue international expansion. Expansion of our international operations may require significant expenditure of financial and management resources and result in increased administrative and compliance costs. As a result of such expansion, we will be increasingly subject to the risks inherent in conducting business internationally, including:

•	foreign currency fluctuations, which could result in reduced revenues and increased operating expenses;

•	potentially longer payment and sales cycles;

•	difficulty in collecting accounts receivable;

•	the effect of applicable foreign tax structures, including tax rates that may be higher than tax rates in the United States or taxes that may be duplicative of those imposed in the United States;

•	tariffs and trade barriers;

•	general economic and political conditions in each country;

•	inadequate intellectual property protection in foreign countries;

•	uncertainty regarding liability for information retrieved and replicated in foreign countries;

•	the difficulties and increased expenses of complying with a variety of foreign laws, regulations and trade standards; and

•	unexpected changes in regulatory requirements.

Unauthorized disclosure of data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation or cause us to lose clients.

Maintaining the security of our systems is of critical importance for our clients because they may involve the storage and transmission of proprietary and confidential client and student information, including personal student information and consumer financial data, such as credit card numbers. This area is heavily regulated in many countries in which we operate, including the United States. Individuals and groups may develop and deploy viruses, worms and other malicious software programs that attack or attempt to infiltrate our products. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, we could be subject to liability or our business could be interrupted. Penetration of our network security could have a negative impact on our reputation, could lead our present and potential clients to choose competing offerings, and could result in legal or regulatory action against us. Even if we do not encounter a security breach ourselves, a well-publicized breach of the consumer data security of another company could lead to a general public loss of confidence in the use of our products, which could significantly diminish the attractiveness of our products and services.

Operational failures in our network infrastructure could disrupt our remote hosting services, could cause us to lose clients and sales to potential clients and could result in increased expenses and reduced revenues.

Unanticipated problems affecting our network systems could cause interruptions or delays in the delivery of the hosting services we provide to some of our clients. We provide remote hosting through computer hardware that is currently located in third-party co-location facilities in various locations in the United States, The Netherlands and Australia. We do not control the operation of these co-location facilities. Lengthy interruptions in our hosting service could be caused by the occurrence of a natural disaster, power loss, vandalism or other telecommunications problems at the co-location facilities or if these co-location facilities were to close without adequate notice. Although we have developed certain redundancies in our systems, we have experienced problems of this nature from time to time in the past, and we will continue to be exposed to the risk of network failures in the future. We currently do not have adequate computer hardware and systems to provide alternative service for most of our hosted clients in the event of an extended loss of service at the co-location facilities. Certain of our co-location facilities are served by data backup redundancy at other facilities. However, they are not equipped to provide full disaster recovery to all of our hosted clients. If there are operational failures in our network infrastructure that cause interruptions, slower response times, loss of data or extended loss of service for our remotely hosted clients, we may be required to issue credits or pay penalties, current clients may terminate their contracts or elect not to renew them, and we may lose sales to potential clients. If we determine that we need additional hardware and systems, we may be required to make further investments in our network infrastructure.

U.S. and foreign government regulation of our products and services could cause us to incur significant expenses, and failure to comply with applicable regulations could make our business less efficient or even impossible.

The application of existing laws and regulations potentially applicable to our products and services, including regulations relating to issues such as privacy, telecommunications, defamation, pricing, advertising, taxation, consumer protection, content regulation, quality of products and services and intellectual property ownership and infringement, can be unclear. It is possible that U.S., state, local and foreign governments might attempt to regulate our products and services or prosecute us for violations of their laws. In addition, these laws may be modified and new laws may be enacted in the future, which could increase the costs of regulatory compliance for us or force us to change our business practices. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen the growth in use of our products and services.

We may be subject to state and federal financial services regulation, and any violation of any present or future regulation could expose us to liability, force us to change our business practices or force us to stop selling or modify our products and services.

Our transaction processing product and service offering could be subject to state and federal financial services regulation. The Blackboard Transact platform supports the creation and management of student debit accounts and the processing of payments against those accounts for both on-campus vendors and off-campus merchants. For example, one or more federal or state governmental agencies that regulate or monitor banks or other types of providers of electronic commerce services may conclude that we are engaged in banking or other financial services activities that are regulated by the Federal Reserve under the U.S. Federal Electronic Funds Transfer Act or Regulation E thereunder or by state agencies under similar state statutes or regulations. Regulatory requirements may include, for example:

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

Our corporate headquarters office is located in Washington, D.C. We relocated our corporate headquarters in June 2008 to a building in Washington, D.C. where we lease approximately 129,000 square feet of office space under a lease expiring in June 2018. We also lease offices in Northern Virginia; Phoenix, Arizona; Lynnfield, Massachusetts; Los Angeles, California; San Francisco, California; Amsterdam, Netherlands; Vancouver, Canada; and Sydney, Australia.

Item 3.	Legal Proceedings.

On July 26, 2006, we filed a complaint in the United States District Court for the Eastern District of Texas alleging that Desire2Learn Inc. (“Desire 2 Learn”) infringes on U.S. Patent No. 6,988,138. On February 22, 2008, the jury returned a verdict in our favor on infringement and validity. On May 7, 2008, the court entered judgment for us in the amount of $3.3 million plus post-judgment interest accruing at 6% per annum. On June 11, 2008, Desire2Learn paid us the sum of $3.3 million, which consisted of the judgment amount plus accrued interest. This amount is recorded as proceeds from patent judgment on our consolidated statements of operations for the year ended December 31, 2008. Both parties have pending appeals of the final judgment at the United States Court of Appeals for the Federal Circuit. In addition, the patent at issue is undergoing a re-examination by the U.S. Patent and Trademark Office following re-examination requests by Desire2Learn and a third party.

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

On January 28, 2009, we filed an action in the United States District Court for the Eastern District of Texas against TechRadium alleging that TechRadium infringes on U.S. Patent No. 6,816,878 owned by Blackboard relating to notification technologies. We are seeking unspecified monetary damages, injunctive relief and other damages to which we may be entitled in law or in equity.

In addition, we may be involved in various legal proceedings from time to time incidental to the ordinary conduct of our business.

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

	High	Low

Year Ended December 31, 2007:
First Quarter	35.52	28.50
Second Quarter	42.94	32.76
Third Quarter	46.45	38.08
Fourth Quarter	49.90	37.52
Year Ended December 31, 2008:
First Quarter	39.16	27.12
Second Quarter	39.69	31.86
Third Quarter	43.62	34.81
Fourth Quarter	39.60	19.76

As of January 31, 2009 there were 142 holders of record of our outstanding common stock.

We have not paid or declared any cash dividends on our common stock. We currently expect to retain all of our earnings for use in developing our business and do not anticipate paying any cash dividends in the foreseeable future.

We did not repurchase any of our equity securities in 2008.

The equity compensation plan information required under this Item is incorporated by reference to the information provided under the heading “Equity Compensation Plan Information” in our proxy statement to be filed within 120 days after the fiscal year end of December 31, 2008.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total stockholder return on our common stock during the period from June 18, 2004 (the date of our initial public offering) through December 31, 2008, with the cumulative total return on a SIC Index that includes all organizations in the Standard Industrial Classification (SIC) Code 7372-Prepackaged Software (the “SIC Code Index”) and a NASDAQ Market Index. The comparison assumes that $100 was invested on June 18, 2004 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG BLACKBOARD INC.,
NASDAQ MARKET INDEX AND SIC CODE INDEX

Assumes $100 invested on June 18, 2004
Assumes dividend reinvested
Fiscal year ending Dec. 31, 2008

	6/18/2004	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Blackboard Inc.	$100.00	$74.01	$144.83	$150.12	$201.15	$131.08
SIC Code Index	100.00	107.82	106.14	121.83	143.09	85.71
NASDAQ Market Index	100.00	106.69	109.04	120.23	132.17	77.99

(1)	This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from Morningstar Inc., a source we believe to be reliable, but we do not assume responsibility for any errors or omissions in such information.

(3)	The hypothetical investment in our common stock presented in the stock performance graph above is based on an assumed initial price of $20.01 per share, the closing price on June 18, 2004, the date of our initial public offering. The stock sold in our initial public offering was issued at a price to the public of $14.00 per share.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this annual report. The statement of operations data for the years ended December 31, 2004, 2005, 2006, 2007 and 2008, and the balance sheet data as of December 31, 2004, 2005, 2006, 2007 and 2008, are derived from, and are qualified by reference to, our audited consolidated financial statements that have been audited by Ernst & Young, LLP, our independent registered public accounting firm.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands, except per share amounts)

Statements of operations data:
Revenues:
Product	$98,632	$120,389	$160,392	$213,631	$283,258
Professional services	12,771	15,275	22,671	25,817	28,876

Total revenues	111,403	135,664	183,063	239,448	312,134
Operating expenses:
Cost of product revenues, excludes $1,567, $0, $9,333, $11,564 and $17,803, respectively, of amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below(1)	25,897	29,607	39,594	47,444	75,237
Cost of professional services revenues(1)	7,962	10,220	16,001	16,941	19,555
Research and development(1)	13,749	13,945	27,162	28,278	40,580
Sales and marketing(1)	35,176	37,873	58,340	66,033	91,076
General and administrative(1)	15,069	19,306	35,823	38,667	50,757
Proceeds from patent judgment	—	—	—	—	(3,313)
Amortization of intangibles resulting from acquisitions	3,517	266	17,969	22,122	37,866

Total operating expenses	101,370	111,217	194,889	219,485	311,758

Income (loss) from operations	10,033	24,447	(11,826)	19,963	376
Interest income (expense), net	315	3,097	(2,974)	(93)	(5,412)
Other (expense) income	—	—	(519)	575	4,124

Income (loss) before provision (benefit) for income taxes	10,348	27,544	(15,319)	20,445	(912)
Provision (benefit) for income taxes	299	(14,309)	(4,582)	7,580	(3,732)

Net income (loss)	10,049	41,853	(10,737)	12,865	2,820
Dividends on and accretion of convertible preferred stock	(6,344)	—	—	—	—

Net income (loss) attributable to common stockholders	$3,705	$41,853	$(10,737)	$12,865	$2,820

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands, except per share amounts)

Net income (loss) attributable to common stockholders per common share:
Basic	$0.23	$1.57	$(0.39)	$0.45	$0.09

Diluted	$0.21	$1.47	$(0.39)	$0.43	$0.09

Weighted average number of common shares:
Basic	16,072	26,715	27,858	28,789	30,886

Diluted	17,864	28,510	27,858	30,114	31,810

(1) Includes the following amounts related to stock-based compensation:
Cost of product revenues	$—	$—	$386	$672	$949
Cost of professional services revenues	—	—	524	631	321
Research and development	—	—	733	467	777
Sales and marketing	—	—	2,951	4,359	5,984
General and administrative	174	75	3,462	5,914	7,096

The following table sets forth a summary of our balance sheet data:

	December 31,
	2004	2005	2006	2007	2008
	(In thousands)

Balance sheet data:
Cash and cash equivalents	$78,149	$75,895	$30,776	$206,558	$141,746
Short-term investments	20,000	62,602	—	—	—
Working capital (deficit)	53,026	93,388	(36,976)	125,215	43,457
Total assets	148,398	224,188	307,299	505,276	658,358
Deferred revenues, current portion	63,901	74,975	117,972	126,600	179,238
Total debt	762	—	23,623	161,519	163,172
Total stockholders’ equity	69,107	130,325	140,121	184,674	268,632

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this annual report. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Item 1A “Risk Factors” and elsewhere in this annual report.

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

On January 31, 2008, we completed our merger with NTI pursuant to the Agreement and Plan of Merger dated January 11, 2008. Pursuant to the Agreement and Plan of Merger, we acquired all the outstanding common stock of NTI in a transaction for approximately $184.8 million, which includes $132.1 million in cash and $52.7 million in shares of our common stock. The effective cash purchase price of NTI before transaction costs was approximately $130.5 million, net of NTI’s January 31, 2008 cash balance of approximately $1.6 million. We have included the financial results of NTI in our consolidated financial statements beginning February 1, 2008. Up to an additional 0.4 million shares of our common stock may be issued contingent on the achievement of certain performance milestones.

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

We typically license our individual applications either on a stand-alone basis or bundled as part of one of our three product suites: the Blackboard Academic Suitetm, the Blackboard Commerce Suitetm and Blackboard Connecttm. Our suites of products include the following products: Blackboard Learning Systemtm, Blackboard Community Systemtm, Blackboard Content Systemtm, Blackboard Outcomes Systemtm, Blackboard Portfolio Systemtm, Blackboard Transaction Systemtm, BbOnetm, and Blackboard Connecttm.

Beginning in early 2009, Blackboard renamed its three product suites:

•	Blackboard Learntm;

•	Blackboard Transacttm; and

•	Blackboard Connecttm.

The latest releases of these three platforms feature advancements in technology, redesigned user interfaces, and additional capabilities and functionality.

Blackboard Learntm, our web-based teaching and learning platform, is the new version of the widely deployed Blackboard Academic Suitetm. We launched Blackboard Learntm, Release 9.0, our latest software release, in January 2009 as part of our multi-year, multi-release effort to deliver the next generation of Blackboard solutions, and it is available to our existing clients under their current licenses with us. Clients on the Blackboard Learn platform may license packages featuring combinations of the following modules: Course Delivery, Community Engagement, Content Management, Portfolio Management, and Outcomes Assessment.  The new modules correspond to the products within the Blackboard Academic Suite as follows:

Offered in Blackboard Academic Suitetm	Offered in Blackboard Learntm
The Blackboard Learning Systemtm	Course Delivery module
The Blackboard Community Systemtm	Community Engagement module
The Blackboard Content Systemtm	Content Management module
The Blackboard Portfolio Systemtm	Portfolio Management module
The Blackboard Outcomes Systemtm	Outcomes Assessment module

Similarly, the Blackboard Commerce Suitetm, the platform for our commerce and security solutions, is now offered as Blackboard Transacttm. Blackboard Connecttm is our alert and notification platform for our comprehensive communications and notification system solutions.

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

Major components of our cost of product revenues include license and other fees that we owe to third parties upon licensing software, and the cost of hardware that we bundle with our software. We initially defer these costs and recognize them into expense over the period in which the related revenue is recognized. Cost of product revenues also includes amortization of internally developed technology available for sale, telecommunications costs related to the Blackboard Connect product, all direct materials and shipping and handling costs, employee compensation, stock-based compensation and benefits for personnel supporting our hosting, support and production functions, as well as related facility rent, communication costs, utilities, depreciation expense and cost of external professional services used in these functions. All of these costs are expensed as incurred. The costs of third-party software and hardware that is not bundled with software are also expensed when incurred, normally upon delivery to our client. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles acquired in acquisitions. Amortization expense related to acquired technology was $11.7 million and $17.8 million for the years ended December 31, 2007 and 2008, respectively.

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

We held a warrant to purchase common stock in an entity that provides technology support services to educational institutions, including our customers, that was exercisable for 19.9% of the shares of the entity. This common stock warrant meets the definition of a derivative as defined by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activity.” Other income of approximately $4.0 million was recorded in our consolidated statements of operations in June 2008 related to the fair value adjustment of the common stock warrant. On July 1, 2008, in connection with an equity transaction between this entity and a venture capital firm, we partially exercised the warrant for approximately one-half of the shares originally exercisable under the warrant and sold the shares acquired upon exercise to the venture capital firm for approximately $2.0 million. Concurrently, we entered into an amended common stock warrant agreement under which we can purchase up to 9.9% of the shares of the entity upon exercise. The fair value of the common stock warrant of approximately $2.0 million is recorded as investment in common stock warrant on our consolidated balance sheet as of December 31, 2008. We will continue to evaluate the fair value of this instrument in subsequent reporting periods, and any changes in value will be recognized in the consolidated statements of operations.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition.  Our revenues are derived from two sources: product sales and professional services sales. Product revenues include software license fees, subscription fees from customers accessing our on-demand application services, hardware, premium support and maintenance, and hosting revenues. Professional services revenues include revenues from training and consulting services. We recognize software license and maintenance revenues in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Our software does not require significant modification and customization services. Where services are not essential to the functionality of the software, we begin to recognize software licensing revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collectibility is probable.

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

Allowance for doubtful accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our clients to make required payments. We analyze accounts receivable, historical percentages of uncollectible accounts and changes in payment history when evaluating the adequacy of the allowance for doubtful accounts. We use an internal collection effort, which may include our sales and services groups as we deem appropriate. Although we believe that our reserves are adequate, if the financial condition of our clients deteriorates, resulting in an impairment of their ability to make payments, or if we underestimate the allowances required, additional allowances may be necessary, which will result in increased expense in the period in which such determination is made.

Fair Value Measurements.  As of January 1, 2008, we adopted the SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and expands required disclosure about fair value measurements. The FAS 157 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

Goodwill and intangible assets.  As the result of acquisitions, any excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired is recorded as goodwill. A preliminary allocation of the purchase price to tangible and intangible net assets acquired is based upon a preliminary valuation and our estimates and assumptions may be subject to change. We assess the impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we test our goodwill for impairment annually on October 1, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.

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

As of December 31, 2007 and 2008, we had capitalized $5.2 million and $8.2 million, respectively, in costs of defending and protecting patents, due to expenses incurred in a suit against Desire2Learn, Inc. in which we have alleged infringement of one of our patents. Any change in our estimates based on ongoing litigation could materially reduce the valuation of these assets.

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

Of the total purchase price, $26.1 million has been allocated to net tangible assets and $73.3 million has been allocated to definite-lived intangible assets acquired. Definite-lived intangible assets of $73.3 million consist of the value assigned to WebCT’s customer relationships of $39.6 million and developed and core technology of $33.7 million. We allocated the remaining $88.1 million to goodwill, which is not deductible for tax purposes.

During 2007, we reduced our goodwill from the WebCT acquisition by approximately $6.4 million primarily related to the recognition of deferred tax assets related to certain acquisition-related transaction costs that were deductible for income tax purposes by WebCT. Consequently, after this adjustment, the net deferred tax asset acquired as a result of the WebCT merger was $7.8 million.

During 2008, we reduced goodwill by $0.9 million related to net operating loss carry forwards that were utilized during 2008 and that had previously been recognized as goodwill in conjunction with the WebCT acquisition.

During 2007, we purchased technology for $1.5 million which will provide future functionality in our products. The technology is classified as acquired technology and recorded as intangible assets on the consolidated balance sheets at December 31, 2007.

On November 30, 2007, we completed our merger with Xythos Software, Inc. (“Xythos”) pursuant to the Agreement and Plan of Merger dated as of November 12, 2007. Xythos owned the underlying technology embedded in the Blackboard Content System. This merger allows us to further augment the underlying technology of the Blackboard Content System and is a technology that we intend to incorporate into the broader Blackboard Academic Suite and our new platform, Blackboard Learn. Pursuant to the Agreement and Plan of Merger, we acquired all of the outstanding common stock of Xythos in a cash transaction for approximately $36.4 million, including acquisition-related transaction costs and purchase accounting adjustments of $10.9 million, which included a $5.0 million reduction of deferred cost of revenues associated with the remaining value of a preexisting agreement with Xythos. We determined that there was no gain or loss on the settlement of the preexisting agreement with Xythos as the preexisting agreement was considered cancelable on its existing terms. The $5.0 million adjustment was recorded as an increase to goodwill. The effective cash purchase price of Xythos before transaction costs was approximately $25.5 million, net of Xythos’s November 30, 2007 cash balance of approximately $5.5 million. We have included the financial results of Xythos in our consolidated financial statements beginning November 30, 2007.

The merger was accounted for under the purchase method of accounting in accordance with SFAS 141. Assets acquired and liabilities assumed were recorded at their fair values as of November 30, 2007. Of the total purchase price, $4.1 million was allocated to net tangible assets and $9.9 million was allocated to definite-lived intangible assets acquired. Definite-lived intangible assets of $9.9 million consist of the value assigned to Xythos’s customer relationships of $7.6 million and developed and core technology of $2.3 million. We allocated the remaining $22.4 million to goodwill, which is not deductible for tax purposes.

On January 31, 2008, we completed our merger with NTI pursuant to the Agreement and Plan of Merger dated January 11, 2008. Pursuant to the Agreement and Plan of Merger, we acquired all the outstanding common stock of NTI in a transaction for approximately $184.8 million, which includes $132.1 million in cash and $52.7 million in shares of our common stock. The effective cash purchase price of NTI before transaction costs was approximately $130.5 million, net of NTI’s January 31, 2008 cash balance of approximately $1.6 million. We have included the financial results of NTI in our consolidated financial statements beginning February 1, 2008. Up to an additional 0.4 million shares of our common stock may be issued contingent on the achievement of certain performance milestones.

The merger was accounted for under the purchase method of accounting in accordance with SFAS 141. Assets acquired and liabilities assumed were recorded at their fair values as of January 31, 2008. Of the total estimated purchase price, $15.6 million has been allocated to net tangible liabilities and $60.3 million has been allocated to definite-lived intangible assets acquired. Definite-lived intangible assets of $60.3 million consist of the value assigned to NTI’s customer relationships of $42.1 million, developed and core technology of $17.4 million and trademarks of $0.8 million. We allocated the remaining $143.1 million to goodwill, which is not deductible for tax purposes.

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

We follow the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. We recognize interest and penalties related to income tax matters in income tax expense. As a result of the implementation of FIN 48 on January 1, 2007, we recognized an increase of $0.6 million in the unrecognized tax benefit liability, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance. All of our unrecognized tax benefit liability would affect our effective tax rate if recognized. Prior to adoption of FIN 48, accruals for tax contingencies were provided for in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies.” Although we believe we had appropriate support for the positions taken on our tax returns for those years, we had recorded a liability for our best estimate of the probable loss on certain of those positions. We do not expect our unrecognized tax benefit liability to change significantly over the next 12 months.

Stock-Based Compensation.  We account for stock-based compensation expense in accordance with SFAS No. 123 (revised 2005), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense for share-based awards based on estimated fair values on the date of grant. We estimate the fair value of each option-based award on the date of grant using the Black-Scholes option-pricing model. This model is affected by our stock price, as well as estimates regarding a number of variables including expected stock price volatility over the term of the award and projected employee stock option exercise activity.

Recent Accounting Pronouncements.  In December 2007, the FASB issued SFAS No. 141(R), a revision of SFAS No. 141, “Business Combinations.” The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles with international accounting standards. SFAS No. 141(R) applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact of the provisions of the revision on our consolidated results of operations and financial condition.

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

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion.” (“APB 14-1”). APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. We are currently finalizing the impact of the provisions of APB 14-1 on our consolidated results of operations and financial condition. We currently estimate that the additional non-cash interest expense over the remaining period the Notes are expected to be outstanding will be approximately $13.4 million, of which approximately $6.0 million will be recognized during 2009.

In June 2008, the EITF issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) to clarify how to determine whether certain instruments or features were indexed to an entity’s own stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently finalizing the impact of EITF 07-5 on our consolidated results of operations and financial condition and do not believe it will have a material impact on our consolidated results of operations and financial condition.

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

In evaluating our revenues, we analyze them in three categories: recurring ratable revenues, non-recurring ratable revenues and other revenues.

•	Recurring ratable revenues include those product revenues that are recognized ratably over the contract term, which is typically one year, and that recur each year assuming clients renew their contracts. These revenues include revenues from the licensing of all of our software products, hosting arrangements, subscription fees from customers accessing our on-demand application services and enhanced support and maintenance contracts related to our software products, including certain professional services performed by our professional services groups.

•	Non-recurring ratable revenues include those product revenues that are recognized ratably over the term of the contract, which is typically one year, but that do not contractually recur. These revenues include certain hardware components of our Blackboard Transaction System products and certain third-party hardware and software sold to our clients in conjunction with our software licenses.

•	Other revenues include those revenues that are recognized as earned and are not deferred to future periods. These revenues include professional services, the sales of BbOne, certain sales of licenses, as well as the supplies and commissions we earn from publishers related to digital course supplement downloads.

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

During 2008, the global economy entered a period of severe slowdown and the financial markets experienced significant dislocation. While our subscription license model and our focus on educational institution clients has partially insulated us from the negative impact experienced by other technology companies, we were not unaffected by these developments during 2008.

While our financial results for fiscal year 2008 were generally within our expectations, we believe that our financial results for 2008 would have been stronger had normal economic conditions prevailed during 2008. We believe that the economic slowdown and dislocation in the financial markets have caused some clients to delay their purchases with us causing a general lengthening of our sales cycles. Also, we believe that some clients may reduce or eliminate their purchases with us due to budgetary concerns and the uncertainty of operating in this environment. Budgetary restrictions are a particular concern for clients which rely on public funding as the budgets of many national, state or local governments have been negatively impacted by the economic slowdown and other factors. Though our products are often proven to be mission-critical applications to our clients, the severity of the economic crisis is expected to impact some of our publicly-funded clients significantly which could result in the loss of expected new sales or our failure to retain existing clients.

In response to the changing economic climate, during 2008, we managed our expenses more stringently. Similarly in 2009, we expect to continue to manage our expenses in response to our sales and financial performance through the year. In addition, our treasury policies favor lower yielding investments such as investments issued or backed by the U.S. Treasury in order to mitigate investment risks. As the financial dislocation occurred in 2008, the yields on our investments declined and significantly reduced our interest income. We expect to continue to earn yields on our cash and cash equivalents for the foreseeable future at rates which are significantly below historic rates which will negatively impact our profitability.

We believe that the full impact of the economic situation cannot currently be assessed and as a result, we will be required to make regular adjustments to our operating strategy in response to changing economic conditions.

Results of Operations

The following table sets forth selected statements of operations data expressed as a percentage of total revenues for each of the periods indicated.

	Year Ended December 31,
	2006	2007	2008

Revenues:
Product	88%	89%	91%
Professional services	12	11	9

Total revenues	100	100	100
Operating expenses:
Cost of product revenues	22	20	24
Cost of professional services revenues	9	7	6
Research and development	15	12	13
Sales and marketing	32	28	29
General and administrative	19	16	17
Proceeds from patent judgment	—	—	(1)
Amortization of intangibles resulting from acquisitions	9	9	12

Total operating expenses	106	92	100

Operating margin	(6)%	8%	0%

The following table sets forth, for each component of revenues, the cost of these revenues expressed as a percentage of the related revenues for each of the periods indicated.

	Year Ended December 31,
	2006	2007	2008

Cost of product revenues	25%	22%	27%
Cost of professional services revenues	71%	66%	68%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Our total revenues for the year ended December 31, 2008 were $312.1 million, representing an increase of $72.7 million, or 30.4%, as compared to $239.4 million for the year ended December 31, 2007.

A detail of our total revenues by classification is as follows:

	2007			2008
	Product	Professional		Product	Professional
	Revenues	Services Revenues	Total	Revenues	Services Revenues	Total
	(In millions)
	(Unaudited)

Recurring ratable revenues	$179.6	$3.3	$182.9	$244.5	$3.7	$248.2
Non-recurring ratable revenues	21.7	—	21.7	25.6	—	25.6
Other revenues	12.3	22.5	34.8	13.1	25.2	38.3

Total revenues	$213.6	$25.8	$239.4	$283.3	$28.9	$312.1

Product revenues.  Product revenues, including domestic and international, for the year ended December 31, 2008 were $283.3 million, representing an increase of $69.6 million, or 32.6%, as compared to $213.6 million for the year ended December 31, 2007. Recurring ratable product revenues increased by $64.9 million, or 36.1%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This increase was primarily due to a $33.1 million increase in revenues recognized for subscription fees from customers accessing our on-demand application services primarily related to Blackboard Connect, which we acquired from NTI in January 2008. The increase was also due to a $21.0 million increase in revenues from Blackboard Learning System enterprise licenses which was attributable to current and prior period sales to new and existing clients, the continued shift of our existing clients from the Blackboard Learning System basic products to the Blackboard Learning System enterprise products and the cross-selling of other enterprise products to existing clients. The Blackboard Learning System enterprise products have additional functionality that is not available in the Blackboard Learning System basic products and consequently some Blackboard Learning System basic product clients upgrade to the Blackboard Learning System enterprise products. Licenses of the enterprise version of the Blackboard Learning System products have higher average pricing, which normally results in at least twice the contractual value as compared to Blackboard Learning System basic product licenses. The remaining increase in recurring ratable product revenues primarily resulted from a $10.8 million increase in hosting revenues.

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

Of our total revenues, our total international revenues for the year ended December 31, 2008 were $60.9 million, representing an increase of $7.3 million, or 13.6%, as compared to $53.6 million for the year ended December 31, 2007. International product revenues, which consist primarily of recurring ratable product revenues, were $56.2 million for the year ended December 31, 2008, representing an increase of $8.1 million, or 16.8%, as compared to $48.1 million for the year ended December 31, 2007. The increase in international recurring ratable product revenues was primarily due to an increase in international revenues from Blackboard Academic Suite enterprise products resulting from prior period sales to new and existing clients. The increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.

Professional services revenues.  Professional services revenues for the year ended December 31, 2008 were $28.9 million, representing an increase of $3.1 million, or 11.8%, as compared to $25.8 million for the year ended December 31, 2007. The increase in professional services revenues was primarily attributable to increased sales of certain enhanced support and maintenance services. As a percentage of total revenues, professional services revenues for the year ended December 31, 2008 were 9.3% as compared to 10.8% for the year ended December 31, 2007. This decrease in professional service revenues as a percentage of total revenues is primarily due to the increase in product revenues.

Cost of product revenues.  Our cost of product revenues for the year ended December 31, 2008 was $75.2 million, representing an increase of $27.8 million, or 58.6%, as compared to $47.4 million for the year ended December 31, 2007. The increase in cost of product revenues was primarily due to $13.6 million in expenses incurred related to our Blackboard Connect product, including related telecommunications costs, and a $7.9 million increase in expenses related to hosting services due to the increase in the number of clients contracting for new hosting services or existing clients expanding their existing hosting arrangements. The remaining increase is primarily due to increases in our technical support expenses associated with increased headcount and personnel costs to support the increase in licenses held by new and existing clients. Cost of product revenues as a percentage of product revenues increased to 26.6% for the year ended December 31, 2008 from 22.2% for the year ended December 31, 2007. This decrease in product revenues margin is due primarily to the fair value adjustment to the acquired NTI deferred revenue balances.

Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology was $11.7 million and $17.8 million for the years ended December 31, 2007 and 2008, respectively. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 32.8% for the year ended December 31, 2008 as compared to 27.7% for the year ended December 31, 2007. This increase relates to the increase in amortization expense resulting from the NTI merger and the fair value adjustment to the acquired NTI deferred revenue balances.

Cost of professional services revenues.  Our cost of professional services revenues for the year ended December 31, 2008 was $19.6 million, representing an increase of $2.6 million, or 15.4%, as compared to $16.9 million for the year ended December 31, 2007. The increase in cost of professional services revenues was primarily attributable to an increase in personnel-related costs due to higher average headcount during the year ended December 31, 2008 as compared to the year ended December 31, 2007. Cost of professional services revenues as a percentage of professional services revenues increased to 67.7% for the year ended December 31, 2008 from 65.6% for the year ended December 31, 2007. The decrease in professional services revenues margin was primarily attributable to the increase in cost of revenues and a decrease in new professional service engagements in prior periods.

Research and development expenses.  Our research and development expenses for the year ended December 31, 2008 were $40.6 million, representing an increase of $12.3 million, or 43.5%, as compared to $28.3 million for the year ended December 31, 2007. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the year ended December 31, 2008 as compared to the year ended December 31, 2007 primarily due to the increased headcount following the NTI merger.

Sales and marketing expenses.  Our sales and marketing expenses for the year ended December 31, 2008 were $91.1 million, representing an increase of $25.0 million, or 37.9%, as compared to $66.0 million for the year ended December 31, 2007. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the year ended December 31, 2008 as compared to the year ended December 31, 2007 primarily due to the increased headcount following the NTI merger.

General and administrative expenses.  Our general and administrative expenses for the year ended December 31, 2008 were $50.8 million, representing an increase of $12.1 million, or 31.3%, as compared to $38.7 million for the year ended December 31, 2007. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the year ended December 31, 2008 as compared to the year ended December 31, 2007 primarily due to the increased headcount following the NTI merger.

Proceeds from patent judgment.  Our operating expenses were reduced during the year ended December 31, 2008 due to the $3.3 million payment from Desire2Learn on June 11, 2008 in satisfaction of the judgment amount plus accrued interest arising from the patent litigation between us and Desire2Learn.

Net interest expense.  Our net interest expense for the year ended December 31, 2008 was $5.4 million, representing an increase of $5.3 million, or 5,719.4%, as compared to $0.1 million for the year ended December 31, 2007. Interest expense recorded during the year ended December 31, 2008 included one year of expense on the 3.25% Convertible Senior Notes due 2027 (the “Notes”) issued in June 2007 as compared to the year ended December 31, 2007 which included approximately six months of expense on the Notes. This increase was offset in part by increased interest income earned on higher average cash and cash equivalents balances during 2007 as compared to 2008 resulting from proceeds received in connection with the Notes, a portion of which was used to fund the NTI merger during 2008. Interest income also decreased due to lower interest yields on our cash and cash equivalent balances during the year ended December 31, 2008 as compared to the year ended December 31, 2007 due to the economic disruption experienced in the U.S. and globally.

Other income.  Our other income for the year ended December 31, 2008 was $4.1 million, representing an increase of $3.5 million, or 617.2%, as compared to other income of $0.6 million for the year ended December 31, 2007. As of December 31, 2008, we held a warrant to purchase common stock of an entity that provides technology support services to educational institutions, including our customers. Other income of approximately $4.0 million was recorded during the year ended December 31, 2008 related to the fair value adjustment of the common stock warrant. In connection with an equity transaction between this entity and a venture capital firm, we partially exercised our warrant for approximately one-half of the shares originally exercisable under the warrant and sold the shares acquired upon exercise to the venture capital firm for approximately $2.0 million on July 1, 2008. The fair value of the common stock warrant of approximately $2.0 million is recorded as investment in common stock warrant on our consolidated balance sheet as of December 31, 2008. On July 1, 2008, we entered into an amended common stock warrant agreement under which we can purchase up to 9.9% of the shares of the entity upon exercise. We will continue to evaluate the fair value of this instrument in subsequent reporting periods and any changes in value will be recognized in the consolidated statements of operations.

The remaining change in other income is related to the remeasurement of our foreign subsidiaries ledgers, which are maintained in the respective subsidiary’s local foreign currency, into the U.S. dollar. During the year ended December 31, 2007, we recognized a translation gain primarily related to our wholly-owned Canadian subsidiary as a result of the favorable change in the exchange rate of the Canadian dollar into the U.S. dollar.

(Provision) benefit for income taxes.  Our benefit for income taxes for the year ended December 31, 2008 was $3.7 million as compared to our provision for income taxes of $7.6 million for the year ended December 31, 2007. The benefit for income taxes for 2008 was primarily due to the mix of domestic and international earnings and losses generated by our subsidiaries and includes certain credits available to us in Washington, D.C. for which we applied for during the three months ended December 31, 2008. The benefit for income taxes for the year ended December 31, 2008 includes $6.0 million in deferred income tax benefits, offset by $2.3 million of current income tax expense, which primarily relates to state and international tax expense, and excludes $0.9 million of net operating loss carry forwards that were utilized during 2008 that had previously been treated as goodwill related to the WebCT acquisition.

As of December 31, 2008, we had net operating loss carryforwards for federal and international income tax purposes of approximately $67.0 million. Approximately $49.9 million of this amount is restricted under Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes, as defined by that section, occur. We have performed an analysis of our Section 382 ownership changes and have determined that the utilization of certain of our net operating loss carryforwards may be limited. We do not expect that Section 382 will limit the utilization of the net operating loss carry forwards in 2008. Net operating loss carryforwards will expire, if unused, between 2009 and 2026.

Net income (loss).  As a result of the foregoing, we reported net income of $2.8 million for the year ended December 31, 2008 as compared to net income of $12.9 million for the year ended December 31, 2007.

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

Product revenues.  Product revenues, including domestic and international, for the year ended December 31, 2007 were $213.6 million, representing an increase of $53.2 million, or 33.2%, as compared to $160.4 million for the year ended December 31, 2006. Recurring ratable product revenues increased by $49.2 million, or 37.7%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. This increase was primarily due to a $35.9 million increase in revenues from Blackboard Academic Suite enterprise products which was attributable to current and prior period sales to new and existing clients, the continued shift of our existing clients from the Blackboard Learning System basic products to the Blackboard Learning System enterprise products and the cross-selling of other enterprise products to existing clients. The Blackboard Learning System enterprise products have additional functionality that is not available in the Blackboard Learning System basic products and consequently some Blackboard Learning System basic product clients upgrade to the Blackboard Learning System enterprise products. Licenses of the enterprise version of the Blackboard Learning System enterprise products have higher average pricing, which normally results in at least twice the contractual value as compared to Blackboard Learning System basic product licenses. The further increase in recurring ratable product revenues was due to a $9.0 million increase in hosting revenues and a $1.8 million increase in revenues from the Blackboard Commerce Suite related to an increase in revenues from Blackboard Transaction System licenses. The remaining increase in recurring ratable product revenues resulted from increases in revenues from our other software products. The 2006 revenues were also reduced due to the fair value adjustment to the acquired WebCT deferred revenue balances in purchase accounting subsequent to the closing of the WebCT merger.

The increase in non-recurring ratable product revenues was primarily due to an increase in sales of Blackboard Commerce Suite hardware products.

The increase in other product revenues was primarily due to a $0.9 million increase in sales related to certain product offerings of our content management software products, a $0.6 million increase in third party hardware and software revenues, a $0.3 million increase in BbOne revenues due to an increase in current period sales. The remaining increase in other product revenues resulted primarily from increases in revenues from publisher relationships.

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

Professional services revenues.  Professional services revenues for the year ended December 31, 2007 were $25.8 million, representing an increase of $3.1 million, or 13.9%, as compared to $22.7 million for the year ended December 31, 2006. The increase in professional service revenues was primarily attributable to an increase in the number and size of service engagements, which was directly related to the increase in the number of enterprise product licensees, which generally purchase greater volumes of our service offerings. As a percentage of total revenues, professional services revenues for the year ended December 31, 2007 were 10.8% as compared to 12.4% for the year ended December 31, 2006. This decrease was due primarily to the impact of purchase accounting adjustments to WebCT’s beginning deferred revenue balances subsequent to the closing of the WebCT merger during 2006.

Cost of product revenues.  Our cost of product revenues for the year ended December 31, 2007 was $47.4 million, representing an increase of $7.8 million, or 19.8%, as compared to $39.6 million for the year ended December 31, 2006. The increase in cost of product revenues was primarily due to a $3.8 million increase in expenses related to hosting services due to the increase in the number of clients contracting for new hosting services or existing clients expanding their existing hosting arrangements. There was also a $2.4 million increase in our technical support expenses primarily due to increased personnel costs related to increased headcount related to new hires during 2007 and higher average salaries due to annual salary increases in 2007. The results for the year ended December 31, 2007 included twelve months of expenses related to the acquired WebCT operations as compared to the year ended December 31, 2006, which only included ten months of expenses related to the acquired WebCT operations following the completion of the merger on February 28, 2006. The further increase in cost of product revenues was due to a $1.1 million increase in hardware and software costs primarily associated with third party products sold with the Blackboard Transaction System.  Cost of product revenues as a percentage of product revenues decreased to 22.2% for the year ended December 31, 2007 from 24.7% for the year ended December 31, 2006. This increase in product revenues margin was due primarily to the impact of purchase accounting adjustments to WebCT’s beginning deferred revenue balances subsequent to the closing of the WebCT merger during 2006.

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

Research and development expenses.  Our research and development expenses for the year ended December 31, 2007 were $28.3 million, representing an increase of $1.1 million, or 4.1%, as compared to $27.2 million for the year ended December 31, 2006. This increase was primarily attributable to a $1.5 million increase in professional services costs resulting from our continued efforts to increase the functionality of our products. This increase was partially offset by decreased personnel-related costs of $0.4 million due to higher average research and development headcount during the year ended December 31, 2006 as compared to the year ended December 31, 2007.

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

Quarterly Results

Our quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in our business, principally due to the timing of client budget cycles and student attendance at client facilities. Historically, we have had lower new sales in our first and fourth quarters than in the remainder of the year. Our expenses, however, do not vary significantly with these changes and, as a result, such expenses do not fluctuate significantly on a quarterly basis. Historically, we have performed a disproportionate amount of our professional services, the revenue from which is recognized as performed, in our second and third quarters each year. We expect quarterly fluctuations in operating results and operating cash flows to continue as a result of the uneven seasonal demand for our licenses and services offerings.

The following table sets forth selected statements of operations and cash flow data for each of the quarters in the years ended December 31, 2007 and 2008.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(In thousands)

Total revenues	$55,280	$59,404	$61,562	$63,202
Total operating expenses	51,676	53,751	57,413	56,645
Income from operations	3,604	5,653	4,149	6,557
Net income	1,944	3,439	3,279	4,203
Net cash provided by operating activities	891	484	38,415	29,567

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
	(In thousands)

Total revenues	$68,475	$75,547	$83,090	$85,022
Total operating expenses	72,942	74,718	81,658	82,440
(Loss) income from operations	(4,467)	829	1,432	2,582
Net (loss) income	(3,293)	1,037	2,091	2,985
Net cash (used in) provided by operating activities	(6,055)	1,209	60,264	24,417

Liquidity and Capital Resources

Changes in Cash and Cash Equivalents

Our cash and cash equivalents were $141.7 million at December 31, 2008 as compared to $206.6 million at December 31, 2007. The decrease in cash and cash equivalents was primarily due to the payment of the cash portion of the consideration in the NTI merger we completed on January 31, 2008. Pursuant to the Agreement and Plan of Merger, we acquired all the outstanding common stock of NTI in a transaction for approximately $184.8 million, which includes $132.1 million in cash and $52.7 million in our common stock, or approximately 1.5 million shares of our common stock. The effective cash portion of the purchase price of NTI before transaction costs was approximately $130.5 million, net of NTI’s January 31, 2008 cash balance of approximately $1.6 million. We have included the financial results of NTI in our consolidated financial statements beginning February 1, 2008. Up to an additional 0.4 million shares in our common stock may be issued contingent on the achievement of certain performance milestones.

Cash and cash equivalents consist of highly liquid investments, which are readily convertible into cash, and have original maturities of six months or less.

Net cash provided by operating activities was $79.8 million during the year ended December 31, 2008 as compared to $69.4 million during the year ended December 31, 2007. This increase for the year ended December 31, 2008 compared to the year ended December 31, 2007 was due in part to the $3.3 million in proceeds from the patent judgment against Desire2Learn. In addition, accounts receivable increased

$31.7 million during the year ended December 31, 2008, net of the impact of acquired receivables related to the NTI merger, due to an increase in invoicing associated with sales to new and existing clients and an increased number of renewing licenses during 2008 as compared to 2007. Amortization of intangibles resulting from acquisitions increased to $37.9 million during the year ended December 31, 2008 from $22.1 million during the year ended December 31, 2007, primarily due to the amortization of identified intangibles resulting from the NTI merger. We recognize revenues on annually renewable agreements, which results in deferred revenues for cash received prior to recognizing revenue. Deferred revenues increased by $45.2 million during the year ended December 31, 2008, net of the impact of acquired deferred revenues related to the NTI merger, due to the timing of certain client renewal invoicing and sales to new and existing clients during the current period.

Net cash used in investing activities was $158.6 million during the year ended December 31, 2008 as compared to $47.9 million during the year ended December 31, 2007. During the year ended December 31, 2008, we paid approximately $133.0 million for acquisitions which primarily related to the NTI merger and excludes certain NTI merger costs that were paid in 2007. During the year ended December 31, 2008, cash expenditures for purchases of property and equipment were $24.0 million, which represents approximately 7.7% of total revenues, and we made $3.6 million in payments related to patent enforcement costs. Cash expenditures for purchases of property and equipment include payments related to the build-out of our new global corporate headquarters in Washington, D.C. which we occupied at the end of June 2008. On July 1, 2008, we received $2.0 million in proceeds related to our sale of shares acquired upon exercise of a common stock warrant we held in an entity.

Net cash provided by financing activities was $13.9 million during the year ended December 31, 2008 as compared to $154.3 million during the year ended December 31, 2007. The decrease was due primarily to the issuance of $165.0 million of our 3.25% Convertible Senior Notes during the year ended December 31, 2007, described below. During the year ended December 31, 2008, we received $11.2 million in proceeds from exercise of stock options as compared to $13.4 million during the year ended December 31, 2007.

Convertible Promissory Notes

In June 2007, we issued and sold the 3.25% Convertible Senior Notes due 2027 (the “Notes”) in a public offering. We used a portion of the proceeds to terminate and satisfy in full our indebtedness then outstanding of $19.4 million under a senior secured credit facility, which we entered into in connection with our acquisition of WebCT, Inc. (“WebCT”) in 2006, and to pay all fees and expenses incurred in connection with the termination.

In connection with the issuance of the Notes, we incurred $4.5 million in debt issuance costs. These costs were recorded as a debt discount and netted against the remaining principal amount outstanding. The debt discount is being amortized as interest expense using the effective interest method through July 1, 2011, the first redemption date under the Notes. During the year ended December 31, 2008, we recorded total amortization expense of the debt discount of approximately $1.7 million as interest expense.

The Notes bear interest at a rate of 3.25% per year on the principal amount, accruing from June 20, 2007. Interest is payable semi-annually on January 1 and July 1, commencing on January 1, 2008. We made interest payments of $2.7 million each on July 1, 2008 and December 30, 2008. The Notes will mature on July 1, 2027, subject to earlier conversion, redemption or repurchase.

The Notes are convertible, under certain circumstances, into cash or a combination of cash and our common stock at an initial base conversion rate of 15.4202 shares of common stock per $1,000 principal amount of Notes. The base conversion rate represents an initial base conversion price of approximately $64.85. If at the time of conversion the applicable price of our common stock exceeds the base conversion price, the conversion rate will be increased by up to an additional 9.5605 shares of our common stock per $1,000 principal amount of Notes, as determined pursuant to a specified formula. In general, upon conversion of a Note, the holder of such Note will receive cash equal to the principal amount of the Note and our common stock for the Note’s conversion value in excess of such principal amount. In accordance with the earnings per share method outlined in EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, the diluted earnings per share effect of the shares that would be issued will be accounted for only if the average market price of our common stock price during the period is greater than the Notes’ conversion price.

Because the Notes contain an adjusting conversion rate provision based on our common stock price and anti-dilution adjustment provisions, at the end of each reporting period, we evaluate whether any adjustments to the conversion price would alter the effective conversion rate from the stated conversion rate and result in an “in-the-money” conversion. Whenever an adjustment to the conversion rate results in an increase in the number of shares of common stock issuable upon conversion the Notes, we would recognize a beneficial conversion feature in the period such a determination is made and amortize it over the remaining life of the Notes. As of December 31, 2008, a beneficial conversion feature under the Notes did not exist.

Holders may surrender their Notes for conversion at any time prior to the close of business on the business day immediately preceding the maturity date for the Notes only under the following circumstances: (1) prior to January 1, 2027, with respect to any calendar quarter beginning after June 30, 2007, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the base conversion price per share of the Notes on such last trading day; (2) on or after January 1, 2027, until the close of business on the business day preceding maturity; (3) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each day of that period was less than 95% of the product of the closing price of our common stock and the then applicable conversion rate of the Notes; or (4) upon the occurrence of other events or circumstances as specifically defined in the Notes.

If a make-whole fundamental change, as defined in the Notes, occurs prior to July 1, 2011, we may be required in certain circumstances to increase the applicable conversion rate for any Notes converted in connection with such fundamental change by a specified number of shares of our common stock. The Notes may not be redeemed by us prior to July 1, 2011, after which they may be redeemed by us, in whole at any time, or in part from time to time, on or after July 1, 2011 at a redemption price, payable in cash, of at 100% of the principal amount of the Notes plus accrued and unpaid interest, if any . Holders of the Notes may require us to repurchase some or all of the Notes on July 1, 2011, July 1, 2017 and July 1, 2022, or in the event of certain fundamental change transactions, at 100% of the principal amount on the date of repurchase, plus accrued and unpaid interest, if any, payable in cash. If such an event occurs, we would be required to repay the entire outstanding principal amount of $165.0 million in cash, in addition to any other rights that the investors may have under the Notes.

The Notes are unsecured senior obligations and are effectively subordinated to all of our existing and future senior indebtedness to the extent of the assets securing such debt, and are effectively subordinated to all indebtedness and liabilities of our subsidiaries, including trade payables.

Working Capital Needs

We believe that our existing cash and cash equivalents and future cash expected to be provided by operating activities will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new products or services, the timing of enhancements to existing products and services and the timing of capital expenditures. Also, we may make investments in, or acquisitions of, complementary businesses, services or technologies, which could also require us to seek additional equity or debt financing. In addition, if the overall tightening of the credit market and a lack of available funding cause our clients to delay or to be unable to make their payments, our accounts receivable may increase and the relative aging of our receivables may deteriorate. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all. From time to time we may use our existing cash to repurchase shares of our common stock, outstanding indebtedness or other outstanding securities. Any such repurchases would depend on market conditions, the market price of our common stock, and management’s assessment of our liquidity and cash flow needs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements with unconsolidated entities or related parties, and, accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

Obligations and Commitments

As of December 31, 2008, minimum future payments under existing notes payable and noncancelable operating leases are as follows for the years below:

	Notes	Operating
	Payable	Leases
	(In thousands)

2009	$—	$10,079
2010	—	11,063
2011	165,000	8,526
2012	—	8,289
2013	—	8,438
2014 and beyond	—	36,505

Total	$165,000	$82,900

We have categorized the Notes above assuming redemption on the first possible redemption date by the Holders of the Notes on July 1, 2011.

We relocated our corporate headquarters in June 2008 to a building in Washington, D.C. where we lease approximately 129,000 square feet of space under a lease expiring in June 2018. We also lease offices in Northern Virginia; Phoenix, Arizona; Lynnfield, Massachusetts; Los Angeles, California; San Francisco, California; Amsterdam, Netherlands; Vancouver, Canada; and Sydney, Australia.

Seasonality

Our operating results and operating cash flows normally fluctuate as a result of seasonal variations in our business, principally due to the timing of client budget cycles and student attendance at client facilities. Historically, we have had lower new sales in our first and fourth quarters than in the remainder of the year. Our expenses, however, do not vary significantly with these changes and, as a result, such expenses do not fluctuate significantly on a quarterly basis. Historically, we have performed a disproportionate amount of our professional services, which are recognized as performed, in our second and third quarters each year. In addition, deferred revenues can vary on a seasonal basis for the same reasons. We expect quarterly fluctuations in operating results and operating cash flows to continue as a result of the uneven seasonal demand for our licenses and services offerings. Historically, we have generated more of our operating cash flow in the second half of the calendar year. This pattern may change, however, as a result of acquisitions, new market opportunities or new product introductions.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest income on our cash and cash equivalents is subject to interest rate fluctuations. For the year ended December 31, 2008, a one percentage point decrease in interest rates would have reduced our interest income by approximately $0.9 million.

We have accounts on our foreign subsidiaries’ ledgers which are maintained in the respective subsidiary’s local foreign currency and remeasured into the U.S. dollar. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we sell products and services including the Canadian dollar, Euro, British pound, Japanese yen, Australian dollar and others. Because of such foreign currency exchange rate fluctuations, other expense of $0.1 million was recorded during the year ended December 31, 2008. For the year ended December 31, 2008, a one percentage point adverse change in these various exchange rates into the U.S. dollar as of December 31, 2008 would have reduced our net other income by approximately $0.3 million.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Blackboard Inc.

We have audited the accompanying consolidated balance sheets of Blackboard Inc. as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blackboard Inc. at December 31, 2007 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Blackboard Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2009 expressed an unqualified opinion thereon.

As discussed in Note 2 to the consolidated financial statements, in 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109.

/s/ Ernst & Young LLP

McLean, VA
February 23, 2009

BLACKBOARD INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2008
	(In thousands, except per share data)

Current assets:
Cash and cash equivalents	$206,558	$141,746
Accounts receivable, net of allowance for doubtful accounts of $765 and $926, respectively	52,846	92,529
Inventories	2,089	1,783
Prepaid expenses and other current assets	5,069	8,518
Deferred tax asset, current portion	6,549	1,796
Deferred cost of revenues	6,793	7,126

Total current assets	279,904	253,498
Deferred tax asset, noncurrent portion	34,154	27,146
Investment in common stock warrant	—	1,990
Restricted cash	4,015	4,249
Property and equipment, net	18,584	31,950
Other assets	270	549
Goodwill	117,502	263,850
Intangible assets, net	50,847	75,126

Total assets	$505,276	$658,358

Current liabilities:
Accounts payable	$3,747	$2,579
Accrued expenses	24,182	27,879
Deferred rent, current portion	160	345
Deferred revenues, current portion	126,600	179,238

Total current liabilities	154,689	210,041
Convertible senior notes, net of debt discount of $3,481 and $1,828, respectively	161,519	163,172
Deferred rent, noncurrent portion	1,469	10,959
Deferred revenues, noncurrent portion	2,925	5,554

Total liabilities	320,602	389,726

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 29,196,807 and 31,359,738 shares issued and outstanding, respectively	292	314
Additional paid-in capital	263,582	344,698
Accumulated deficit	(79,200)	(76,380)

Total stockholders’ equity	184,674	268,632

Total liabilities and stockholders’ equity	$505,276	$658,358

See accompanying notes.

BLACKBOARD INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2007	2008
	(In thousands, except share and per share data)

Revenues:
Product	$160,392	$213,631	$283,258
Professional services	22,671	25,817	28,876

Total revenues	183,063	239,448	312,134
Operating expenses:
Cost of product revenues, excludes $9,333, $11,654 and $17,803, respectively, in amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below(1)	39,594	47,444	75,237
Cost of professional services revenues(1)	16,001	16,941	19,555
Research and development(1)	27,162	28,278	40,580
Sales and marketing(1)	58,340	66,033	91,076
General and administrative(1)	35,823	38,667	50,757
Proceeds from patent judgment	—	—	(3,313)
Amortization of intangibles resulting from acquisitions	17,969	22,122	37,866

Total operating expenses	194,889	219,485	311,758

(Loss) income from operations	(11,826)	19,963	376
Other (expense) income , net:
Interest expense	(5,354)	(5,766)	(7,305)
Interest income	2,380	5,673	1,893
Other (expense) income	(519)	575	4,124

(Loss) income before (benefit) provision for income taxes	(15,319)	20,445	(912)
(Benefit) provision for income taxes	(4,582)	7,580	(3,732)

Net (loss) income	$(10,737)	$12,865	$2,820

Net (loss) income per common share:
Basic	$(0.39)	$0.45	$0.09

Diluted	$(0.39)	$0.43	$0.09

Weighted average number of common shares:
Basic	27,857,576	28,789,083	30,885,908

Diluted	27,857,576	30,113,621	31,809,544

(1) Includes the following amounts related to stock-based compensation:
Cost of product revenues	$386	$672	$949
Cost of professional services revenues	524	631	321
Research and development	733	467	777
Sales and marketing	2,951	4,359	5,984
General and administrative	3,462	5,914	7,096

See accompanying notes.

BLACKBOARD INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Deferred		Total
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity
	(In thousands, except share amounts)

Balance at December 31, 2005	27,479,351	$275	$210,919	$(114)	$(80,755)	$130,325
Issuance of common stock upon exercise of options	768,863	7	9,153	—	—	9,160
Reclassification of deferred stock compensation upon adoption of SFAS 123R	—	—	(114)	114	—	—
Excess tax benefits from exercise of stock options	—	—	3,317	—	—	3,317
Stock-based compensation expense	—	—	8,056	—	—	8,056
Net loss	—	—	—	—	(10,737)	(10,737)

Balance at December 31, 2006	28,248,214	$282	$231,331	$—	$(91,492)	$140,121
Impact of adoption of FIN 48	—	—	—	—	(573)	(573)
Issuance of common stock upon exercise of options	948,593	10	13,363	—	—	13,373
Excess tax benefits from exercise of stock options	—	—	6,845	—	—	6,845
Stock-based compensation expense	—	—	12,043	—	—	12,043
Net income	—	—	—	—	12,865	12,865

Balance at December 31, 2007	29,196,807	$292	$263,582	$—	$(79,200)	$184,674
Issuance of common stock upon exercise of options	584,593	6	11,147	—	—	11,153
Issuance of common stock upon NTI merger	1,508,338	15	52,736	—	—	52,751
Issuance of restricted stock	70,000	1	(1)	—	—	—
Excess tax benefits from exercise of stock options	—	—	2,107	—	—	2,107
Stock-based compensation expense	—	—	15,127	—	—	15,127
Net income	—	—	—	—	2,820	2,820

Balance at December 31, 2008	31,359,738	$314	$344,698	$—	$(76,380)	$268,632

See accompanying notes.

BLACKBOARD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2007	2008
	(In thousands)

Cash flows from operating activities
Net (loss) income	$(10,737)	$12,865	$2,820
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred tax benefit	(5,075)	(2,830)	(8,113)
Excess tax benefits from exercise of stock options	(3,317)	(6,845)	(2,107)
Amortization of debt discount	1,701	1,840	1,653
Depreciation and amortization	8,980	10,681	15,703
Amortization of intangibles resulting from acquisitions	17,969	22,122	37,866
Change in allowance for doubtful accounts	(109)	(2)	161
Stock-based compensation	8,056	12,043	15,127
Gain on investment in common stock warrant	—	—	(3,980)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(21,780)	(225)	(31,721)
Inventories	(571)	288	306
Prepaid expenses and other current assets	(42)	(1,233)	(2,594)
Deferred cost of revenues	(5,129)	372	(394)
Accounts payable	133	952	(4,018)
Accrued expenses	(5,588)	9,394	4,227
Deferred rent	(245)	1,101	9,675
Deferred revenues	38,640	8,834	45,224

Net cash provided by operating activities	22,886	69,357	79,835
Cash flows from investing activities
Purchases of property and equipment	(10,081)	(16,023)	(24,007)
Payments for capitalized patent enforcement costs	(276)	(4,186)	(3,552)
Proceeds from sale of investment in common stock warrant	—	—	1,990
Sales of held-to-maturity securities	23,546	—	—
Purchases of available-for-sale securities	—	(94,250)	—
Sales of available-for-sale securities	39,056	94,250	—
Acquisitions, net of cash acquired	(154,628)	(27,664)	(132,992)

Net cash used in investing activities	(102,383)	(47,873)	(158,561)
Cash flows from financing activities
Proceeds from revolving credit facility	10,000	—	—
Payments on revolving credit facility	(10,000)	—	—
Proceeds from term loan	57,522	—	—
Payments on term loan	(35,600)	(24,400)	—
Proceeds from convertible senior notes	—	160,456	—
Releases of letters of credit	1,777	—	1,184
Payments on letters of credit	(1,798)	(1,976)	(530)
Excess tax benefits from exercise of stock options	3,317	6,845	2,107
Proceeds from exercise of stock options	9,160	13,373	11,153

Net cash provided by financing activities	34,378	154,298	13,914
Net (decrease) increase in cash and cash equivalents	(45,119)	175,782	(64,812)
Cash and cash equivalents at beginning of year	75,895	30,776	206,558

Cash and cash equivalents at end of year	$30,776	$206,558	$141,746

Supplemental cash flow information
Cash paid for interest	$3,539	$3,824	$5,652
Cash paid for income taxes	344	415	6,243

See accompanying notes.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

1.	Nature of Business and Organization

Blackboard Inc. (the “Company”) is a leading provider of enterprise software applications and related services to the education industry. The Company’s clients include colleges, universities, schools and other education providers, textbook publishers and student-focused merchants who serve these education providers and their students, and corporate and government clients.

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

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for accounts receivable, accounts payable and accrued expenses.

Fair Value Measurements

As of January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“FAS 157”). The adoption of FAS 157 did not have a material impact on the Company’s consolidated results of operations and financial condition. FAS 157 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and expands required disclosure about fair value measurements. The FAS 157 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

Level 1 — quoted prices in active markets for identical assets and liabilities

Level 2 — inputs other than Level 1 quoted prices that are directly or indirectly observable

Level 3 — unobservable inputs that are not corroborated by market data

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2008, by level within the fair value hierarchy ( in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents(1)	$96,705	$96,705	$—	$—
Investment in common stock warrant	1,990	—	1,990	—

Total Assets	$98,695	$96,705	$1,990	$—

Liabilities:
Convertible senior notes(2)	$132,825	$132,825	$—	$—

(1)	Cash equivalents consist of money market funds with original maturity dates of less than three months for which the fair value is based on quoted market prices.

(2)	The fair value of the Company’s convertible senior notes is based on the quoted market price.

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

Restricted Cash

As of December 31, 2007 and 2008, $4.0 million and $4.2 million, respectively, of cash was pledged as collateral on outstanding letters of credit related to office space lease obligations. Generally, the restrictions lapse at the termination of the respective lease obligation.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in Common Stock Warrant

The Company held a warrant to purchase common stock in an entity that provides technology support services to educational institutions, including the Company’s customers, that was exercisable for 19.9% of the shares of the entity. This common stock warrant meets the definition of a derivative as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity.” Other income of approximately $4.0 million was recorded in the Company’s consolidated statements of operations in June 2008 related to the fair value adjustment of the common stock warrant. On July 1, 2008, in connection with an equity transaction between this entity and a venture capital firm, the Company partially exercised its warrant for approximately one-half of the shares originally exercisable under the warrant and sold the related shares to the venture capital firm for approximately $2.0 million. Concurrently, the Company entered into an amended common stock warrant agreement under which the Company can purchase up to 9.9% of the shares of the entity upon exercise. The fair value of the common stock warrant of approximately $2.0 million is recorded as investment in common stock warrant on the Company’s consolidated balance sheet as of December 31, 2008. The Company will continue to evaluate the fair value of this instrument in subsequent reporting periods and any changes in value will be recognized in the consolidated statements of operations.

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

With respect to accounts receivable, the Company performs ongoing evaluations of its customers, generally grants uncollateralized credit terms to its customers, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses. As of and for the years ended December 31, 2006, 2007 and 2008, there were no significant concentrations with respect to the Company’s consolidated revenues or accounts receivable.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its clients to make required payments. The Company analyzes accounts receivable, historical percentages of uncollectible accounts and changes in payment history when evaluating the adequacy of the allowance for doubtful accounts. The Company uses an internal collection effort, which may include its sales and services groups as it deems appropriate. Although the Company believes that its reserves are adequate, if the financial condition of its clients deteriorates, resulting in an impairment of their ability to make payments, or if it underestimates the allowances required, additional allowances may be necessary, which will result in increased expense in the period in which such determination is made.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following activity occurred in the allowance for doubtful accounts during the years ended December 31, 2006, 2007 and 2008:

	2006	2007	2008
	(In thousands)

Beginning Balance	$701	$767	$765
Additions	198	554	531
Reductions	(132)	(556)	(370)

Ending Balance	$767	$765	$926

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

Income tax provision or benefit includes U.S. federal, state and local and foreign income taxes and is based on pre-tax income or loss. The Company has elected to utilize the principles applicable under tax law in ordering of tax benefits to determine whether an excess tax benefit was realized under SFAS 123R.

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

Goodwill and Intangible Assets

The impairment of goodwill resulting from acquisitions is assessed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company tests goodwill for impairment annually on

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 1, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If it is determined that an impairment has occurred, the Company records a write-down of the carrying value and charges the impairment as an operating expense in the period the determination is made. Although the Company believes goodwill is appropriately stated in its consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the difference between the fair value of the asset compared to its carrying amount.

Revenue Recognition and Deferred Revenue

The Company’s revenues are derived from two sources: product sales and professional services sales. Product revenues include software license fees, subscription fees from customers accessing its on-demand application services, hardware, premium support and maintenance, and hosting revenues. Professional services revenues include training and consulting services. Revenue from software licenses and maintenance is recorded in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” The Company’s software does not require significant modification and customization services. Where services are not essential to the functionality of the software, the Company begins to recognize software licensing revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collectibility is probable.

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

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cost of Revenues and Deferred Cost of Revenues

Cost of revenues includes all direct materials, direct labor, direct shipping and handling costs, telecommunications costs related to the Blackboard Connect product, and those indirect costs related to revenue such as indirect labor, materials and supplies, equipment rent, and amortization of software developed internally and software license rights. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles acquired in acquisitions. Amortization expense related to acquired technology was $9.3 million, $11.7 million and $17.8 million for the years ended December 31, 2006, 2007 and 2008, respectively. The Company does not have transactions in which the deferred cost of revenues exceed deferred revenues.

Deferred cost of revenues represents the cost of hardware (if sold as part of a complete system) and software that is purchased and has been sold in conjunction with the Company’s products. These costs are recognized as cost of revenues proportionally and over the same period that deferred revenue is recognized as revenues in accordance with SAB Topic 13.

Software Development Costs

The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Software development costs are

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expensed as incurred until technological feasibility has been established, at which time such costs are capitalized to the extent that the capitalizable costs do not exceed the realizable value of such costs, until the product is available for general release to customers. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical performance requirements. Under the Company’s definition, establishing technological feasibility is considered complete only after the majority of client testing and feedback has been incorporated into product functionality. As of December 31, 2007 and 2008, the Company has capitalized software of $3.3 million and $4.6 million, respectively, which is amortized over two years. The Company amortized software development costs of $0.6 million, $0.4 million and $0.7 million for the years ended December 31, 2006, 2007 and 2008, respectively. Capitalized software is included in property and equipment in the accompanying consolidated balance sheets.

Advertising

The Company expenses advertising as incurred. Advertising expense was $1.2 million, $1.8 million and $2.5 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Stock Options

The Company accounts for stock-based compensation expense in accordance with SFAS No. 123 (revised 2005), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense for share-based awards based on estimated fair values on the date of grant. The weighted average fair value of the options at the date of grant during 2006, 2007 and 2008 was $11.44, $15.97 and $12.48, respectively. The fair value of options vested during the years ended December 31, 2006, 2007 and 2008 was approximately $6.0 million, $10.4 million and $16.0 million, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the years ended December 31, 2006, 2007 and 2008:

	Year Ended December 31,
	2006	2007	2008

Dividend yield	0%	0%	0%
Expected volatility	42.4%	44.0%	40.0%
Average risk-free interest rate	4.75%	4.53%	2.78%
Expected term	4.9 years	5.1 years	4.9 years
Forfeiture rate	15.0%	15.0%	11.5%

Dividend yield — The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Given the Company’s limited historical stock data following its initial public offering in June 2004, the Company used a blended volatility to best estimate expected volatility for the years ended December 31, 2006 and 2007. The blended volatility included the average of the Company’s preceding one-year weekly historical volatility and the Company’s peer group preceding four-year weekly historical volatility. The Company’s peer group historical volatility includes the historical volatility of companies that are similar in revenue size, in the same industry or are competitors. Beginning January 1, 2008, the Company used the Company’s daily historical volatility since January 1, 2006 to calculate the expected volatility.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Risk-free interest rate — This is the average U.S. Treasury rate (having a term that most closely approximates the expected life of the option) for the period in which the option was granted.

Expected life of the options — This is the period of time that the equity grants are expected to remain outstanding. For the years ended December 31, 2006 and 2007, the Company used the short-cut method to determine the expected life of the options as prescribed under the provisions of Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” Beginning January 1, 2008, as prescribed by SAB No. 107, the Company gathered more detailed historical information about specific exercise behavior of its grantees, which it used to determine the expected term. For grants that have been exercised, the Company uses actual exercise data to estimate option exercise timing within the valuation model. For grants that have not been exercised, the Company generally uses the midpoint between the end of the vesting period and the contractual life of the grant to estimate option exercise timing. Options granted during the year ended December 31, 2008 have a maximum term of eight years.

Forfeiture rate — This is the estimated percentage of equity grants that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. The Company estimates the forfeiture rate based on past turnover data, level of employee receiving the equity grant and vesting terms and revises the rate if subsequent information, such as the passage of time, indicates that the actual number of instruments that will vest is likely to differ from previous estimates. The cumulative effect on current and prior periods of a change in the estimated number of instruments likely to vest is recognized in compensation cost in the period of the change.

The compensation expense that has been recognized in the consolidated statements of operations for the Company’s stock option plans for the years ended December 31, 2006, 2007 and 2008 was $8.1 million, $12.0 million and $15.1 million, respectively. The related total income tax benefits recognized in the consolidated statements of operations for the years ended December 31, 2006, 2007 and 2008 were $3.3 million, $6.8 million and $2.1 million, respectively and are classified as a financing cash inflow with a corresponding operating cash outflow. For stock subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation expense by period.

The weighted average remaining contractual life for all options outstanding under the Company’s stock incentive plans at December 31, 2008 was 5.8 years. The weighted average remaining contractual life for exercisable stock options at December 31, 2008 was 4.8 years. As of December 31, 2008, there was approximately $29.3 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s option plans. The cost is expected to be recognized through February 2013 with a weighted average recognition period of approximately 1.4 years.

Restricted Stock

Restricted stock is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests over time. The fair value of each restricted stock award is estimated using the intrinsic value method which is based on the closing price on the date of grant. Compensation expense for restricted stock awards is recognized ratably over the vesting period on a straight-line basis.

As of December 31, 2008, there was approximately $1.7 million of total unrecognized compensation cost related to unvested restricted stock awards granted under the Company’s stock incentive plans. The cost is expected to be recognized through July 2012 with a weighted average recognition period of approximately 2.1 years.

Basic and Diluted Net (Loss) Income per Common Share

Basic net (loss) income per common share excludes dilution for potential common stock issuances and is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the period. Diluted net (loss) income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net (loss) income per common share:

	Year Ended December 31,
	2006	2007	2008
	(In thousands, except share and per share amounts)

Basic net (loss) income per common share:
Net (loss) income	$(10,737)	$12,865	$2,820

Weighted average shares outstanding	27,857,576	28,789,083	30,885,908

Basic net (loss) income per common share	$(0.39)	$0.45	$0.09

Diluted net (loss) income per common share:
Net (loss) income	$(10,737)	$12,865	$2,820

Weighted average basic shares outstanding	27,857,576	28,789,083	30,885,908
Dilutive effect of:
Stock options related to the purchase of common stock	—	1,324,538	923,636

Weighted average diluted shares outstanding	27,857,576	30,113,621	31,809,544

Diluted net (loss) income per common share	$(0.39)	$0.43	$0.09

The dilutive effect of 1,131,263, 1,377,508 and 2,361,652 options were not included in the computation of diluted net income (loss) per share for the years ended December 31, 2006, 2007 and 2008, respectively, as their effect would be anti-dilutive.

Comprehensive Net Income (loss)

Comprehensive net income (loss) includes net income (loss), combined with unrealized gains and losses not included in earnings and reflected as a separate component of stockholders’ equity. There were no differences between net income (loss) and comprehensive net income (loss) for the years ended December 31, 2006, 2007 and 2008.

Segment Information

The Company currently operates in one business segment, namely, the development, commercialization and implementation of software products and related services. The Company evaluates its market opportunities by referring to the U.S. postsecondary education market, U.S. elementary and secondary market, or K-12, education market, and the international postsecondary education market. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its products or product development. Accordingly, the Company does not accumulate discrete financial information with respect to separate product lines and does not have separately reportable segments as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

Substantially all of the Company’s material identifiable assets are located in the United States. Revenues derived from international sales were $34.7 million, $53.6 million and $60.9 million for the years ended

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006, 2007 and 2008, respectively. Substantially all international sales are denominated in U.S. dollars.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), a revision of SFAS No. 141, “Business Combinations.” The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles with international accounting standards. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact of the provisions of the revision on its consolidated results of operations and financial condition.

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

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion.” (“APB 14-1”). APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company is currently finalizing the impact of the provisions of APB 14-1 on its consolidated results of operations and financial condition. The Company currently estimates that the additional non-cash interest expense over the remaining period the Notes are expected to be outstanding will be approximately $13.4 million, of which approximately $6.0 million will be recognized during 2009.

In June 2008, the EITF issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) to clarify how to determine whether certain instruments or features were indexed to an entity’s own stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently finalizing the impact of EITF 07-5 on its consolidated results of operations and financial condition and does not believe it will have a material impact on its consolidated results of operations and financial condition.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Mergers and Acquisitions

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

Of the total purchase price, $26.1 million has been allocated to net tangible assets and $73.3 million has been allocated to definite-lived intangible assets acquired. Definite-lived intangible assets of $73.3 million consist of the value assigned to WebCT’s customer relationships of $39.6 million and developed and core technology of $33.7 million. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. The Company allocated $88.1 million to goodwill which is not deductible for tax purposes.

During 2007, the Company reduced goodwill by $6.4 million primarily related to the recognition of deferred tax assets related to certain acquisition-related transaction costs that were deductible for income tax purposes by WebCT. Consequently, after this adjustment, the net deferred tax asset acquired as a result of the WebCT merger was $7.8 million.

During 2008, the Company reduced goodwill by $0.9 million related to net operating loss carry forwards that were utilized during 2008 that had previously been treated as goodwill.

Xythos Software, Inc. Merger

On November 30, 2007, the Company completed its merger with Xythos Software, Inc. (“Xythos”) pursuant to the Agreement and Plan of Merger dated as of November 12, 2007. Xythos owned the underlying technology embedded in the Blackboard Content System. This merger allows the Company to further augment the underlying technology of the Blackboard Content System and is a technology that the Company intends to incorporate into the broader Blackboard Academic Suite and its successor platform, Blackboard Learn. Pursuant to the Agreement and Plan of Merger, the Company acquired all of the outstanding common stock of Xythos in a cash transaction for approximately $36.4 million, including acquisition-related transaction costs and purchase accounting adjustments of $10.9 million, which included a $5.0 million reduction of deferred cost of revenues associated with the remaining value of the preexisting agreement with Xythos. The Company determined that there was no gain or loss on the settlement of a preexisting agreement with Xythos as the preexisting agreement was considered cancelable on its existing terms. The $5.0 million adjustment was recorded as an increase to goodwill. The effective cash purchase price of Xythos before transaction costs was approximately $25.5 million, net of Xythos’s November 30, 2007 cash balance of approximately $5.5 million. The Company has included the financial results of Xythos in its consolidated financial statements beginning November 30, 2007.

The merger was accounted for under the purchase method of accounting in accordance with SFAS 141. Assets acquired and liabilities assumed were recorded at their fair values as of November 30, 2007. Of the

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total purchase price, $4.1 million was allocated to net tangible assets and $9.9 million was allocated to definite-lived intangible assets acquired. Definite-lived intangible assets of $9.9 million consist of the value assigned to Xythos’s customer relationships of $7.6 million and developed and core technology of $2.3 million. The Company allocated the remaining $22.4 million to goodwill, which is not deductible for tax purposes.

NTI Group, Inc. Merger

On January 31, 2008, the Company completed its merger with The NTI Group, Inc. (“NTI”) pursuant to the Agreement and Plan of Merger dated January 11, 2008. Pursuant to the Agreement and Plan of Merger, the Company paid merger consideration of approximately $184.8 million, which includes $132.1 million in cash and $52.7 million in shares of the Company’s common stock, or approximately 1.5 million shares of common stock. The effective cash portion of the purchase price of NTI before transaction costs was approximately $130.5 million, net of NTI’s January 31, 2008 cash balance of approximately $1.6 million. The Company has included the financial results of NTI in its consolidated financial statements beginning February 1, 2008. Up to an additional 0.4 million shares of the Company’s common stock may be issued contingent on the achievement of certain performance milestones. The NTI Group, Inc. has since been renamed Blackboard Connect Inc.

NTI is a provider of mass messaging and notifications solutions for educational and government organizations via voice, email, short message service (SMS) and other text-receiving devices. The Company believes the merger with NTI supports the Company’s long-term strategic direction and the demands for innovative technology in the education industry. Management believes that the merger with NTI will help the Company meet the growing demands of its clients, including the ability to send mass communications via various means.

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

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The value assigned to NTI’s customer relationships was determined by discounting the estimated cash flows associated with existing customers as of January 31, 2008, after taking into consideration expected attrition of the existing customer base. The estimated cash flows were based on revenues for those existing customers net of operating expenses and net of contributory asset charges associated with servicing those customers. The projected revenues were based on revenue growth rates and customer renewal rates. Operating expenses were estimated based on the supporting infrastructure expected to sustain the assumed revenue growth rates. Net contributory asset charges were based on the estimated fair value of those assets that contribute to the generation of the estimated cash flows. A discount rate of 19% was deemed appropriate for valuing the existing customer base. The Company amortizes the value of NTI’s customer relationships in proportion to the respective discounted cash flows over an estimated useful life of five years. Customer relationships are not deductible for tax purposes.

The value assigned to NTI’s developed and core technology was determined by discounting the estimated future cash flows associated with the existing developed and core technologies to their present value. Developed and core technology, which are comprised of products that have reached technological feasibility, includes products in NTI’s current product line. The revenue projections used to value the developed and core technology were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by NTI and its competitors. A discount rate of 19% was deemed appropriate for valuing developed and core technology and was based on the risks associated with the respective cash flows taking into consideration the Company’s weighted average cost of capital. The Company amortizes the developed and core technology on a straight-line basis over an estimated useful life of three years. Developed and core technology are not deductible for tax purposes.

The value assigned to NTI’s trademarks was determined by discounting the estimated royalty savings associated with an estimated royalty rate for the use of the trademarks to their present value. The trademarks are comprised of NTI’s trade name and various trademarks related to its existing product lines. The royalty rates used to value the trademarks were based on estimates of prevailing royalty rates paid for the use of similar trade names and trademarks in market transactions involving licensing arrangements of companies that operate in service-related industries. A discount rate of 19% was deemed appropriate for valuing NTI’s

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

trademarks and was based on the risks associated with the respective royalty savings taking into consideration the Company’s weighted average cost of capital. The Company amortizes the trademarks on a straight-line basis over an estimated useful life of three years. Trademarks are not deductible for tax purposes.

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

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited pro forma financial information for the year ended December 31, 2008 combines the historical results for Blackboard for the year ended December 31, 2008 and the historical results for NTI for the one month ended January 31, 2008. The unaudited pro forma financial information for the year ended December 31, 2007 combines the historical results for Blackboard for the year ended December 31, 2007 and the historical results for NTI for the same period.

	2007	2008
	(In thousands, except per share amounts) (Unaudited)

Total revenues	$269,913	$315,577
Net (loss) income	$(694)	$1,669
Basic net (loss) income per common share	$(0.02)	$0.05
Diluted net (loss) income per common share	$(0.02)	$0.05

4.	Inventories

Inventories consist of the following:

	December 31,
	2007	2008
	(In thousands)

Raw materials	$551	$678
Work-in-process	602	547
Finished goods	936	558

Total inventories	$2,089	$1,783

5.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2007	2008
	(In thousands)

Computer and office equipment	$41,511	$53,052
Software	20,830	28,479
Furniture and fixtures	713	1,860
Leasehold improvements	3,252	11,425

	66,306	94,816
Less accumulated depreciation and amortization	(47,722)	(62,866)

Total property and equipment, net	$18,584	$31,950

Depreciation and amortization expense for the years ended December 31, 2006, 2007 and 2008 was $9.0 million, $10.5 million and $15.1 million, respectively.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	December 31,		Weighted-Average
	2007	2008	Amortization Period
	(In thousands)		(In years)

Goodwill	$117,502	$263,850

Acquired technology	$48,462	$65,255	3.0
Accumulated amortization	(31,397)	(49,199)

Acquired technology, net	17,065	16,056

Contracts and customer lists	52,632	94,732	4.9
Accumulated amortization	(23,892)	(43,704)

Contracts and customer lists, net	28,740	51,028

Trademarks and domain names	191	1,016	3.0
Accumulated amortization	(191)	(443)

Trademarks and domain names, net	—	573

Patents and related costs	5,212	8,198	15.1
Accumulated amortization	(170)	(729)

Patents and related costs, net	5,042	7,469

Intangible assets, net	$50,847	$75,126

Intangible assets from acquisitions are amortized over three to five years. Amortization expense related to intangible assets was approximately $18.0 million, $22.3 million and $38.4 million for the years ended December 31, 2006, 2007 and 2008, respectively. Amortization expense for the years ended December 31, 2009, 2010, 2011, 2012 and 2013 is expected to be approximately $28.3 million, $23.1 million, $10.6 million, $7.5 million and $1.1 million, respectively.

During 2007, the Company purchased technology for $1.5 million which will provide future functionality in the Company’s products. The technology is classified as acquired technology and recorded as intangible assets on the consolidated balance sheets at December 31, 2007 and 2008.

As of December 31, 2007 and 2008, the Company had capitalized $5.2 million and $8.2 million, respectively, in costs of defending and protecting patents, due to expenses incurred in a suit against Desire2Learn, Inc. in which the Company has alleged infringement of one of its patents. Any change in the Company’s estimates based on ongoing litigation could materially reduce the valuation of these assets.

7.	Credit Facilities and Notes Payable

In June 2007, the Company issued and sold $165.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2027 (the “Notes”) in a public offering. The Company used a portion of the proceeds to terminate and satisfy in full the Company’s indebtedness of $19.4 million then outstanding pursuant to the borrowings under a $70.0 million senior secured credit facility with Credit Suisse (the “Credit Agreement”) and to pay all fees and expenses incurred in connection with the termination. The Company was not required to pay any prepayment premium or penalties in connection with the early termination of the Credit Agreement.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the issuance of the Notes, the Company incurred $4.5 million in debt issuance costs. These costs were recorded as a debt discount and netted against the remaining principal amount outstanding. The debt discount is being amortized as interest expense using the effective interest method through July 1, 2011, the first redemption date of the Notes. During the year ended December 31, 2006, 2007 and 2008, the Company recorded total amortization expense of the debt discount, including amortization of the debt discount related to the Credit Agreement, of approximately $1.7 million, $1.8 million and $1.7 million, respectively as interest expense.

The Notes bear interest at a rate of 3.25% per year on the principal amount, accruing from June 20, 2007. Interest is payable semi-annually on January 1 and July 1, commencing on January 1, 2008. The Company made interest payments of $2.8 million, $2.7 million, and $2.7 million on December 31, 2007, July 1, 2008, and December 30, 2008, respectively. The Notes will mature on July 1, 2027, subject to earlier conversion, redemption or repurchase.

The Notes are convertible, under certain circumstances, into cash or a combination of cash and the Company’s common stock at an initial base conversion rate of 15.4202 shares of common stock per $1,000 principal amount of Notes. The base conversion rate represents an initial base conversion price of approximately $64.85. If at the time of conversion the applicable price of the Company’s common stock exceeds the base conversion price, the conversion rate will be increased by up to an additional 9.5605 shares of the Company’s common stock per $1,000 principal amount of Notes, as determined pursuant to a specified formula. In general, upon conversion of a Note, the holder of such Note will receive cash equal to the principal amount of the Note and the Company’s common stock for the Note’s conversion value in excess of such principal amount. In accordance with the earnings per share method outlined in EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, the diluted earnings per share effect of the shares that would be issued will be accounted for only if the average market price of the Company’s common stock price during the period is greater than the Notes’ conversion price.

Because the Notes contain an adjusting conversion rate provision based on the Company’s common stock price and anti-dilution adjustment provisions, at the end of each reporting period, the Company evaluates whether any adjustments to the conversion price would alter the effective conversion rate from the stated conversion rate and result in an “in-the-money” conversion. Whenever an adjustment to the conversion rate results in an increase in the number of shares of common stock issuable upon conversion of the Notes, the Company would recognize a beneficial conversion feature in the period such a determination is made and amortize it over the remaining life of the Notes. As of December 31, 2008, a beneficial conversion feature under the Notes did not exist.

Holders may surrender their Notes for conversion at any time prior to the close of business on the business day immediately preceding the maturity date for the Notes only under the following circumstances: (1) prior to January 1, 2027, with respect to any calendar quarter beginning after June 30, 2007, if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the base conversion price per share of the Notes on such last trading day; (2) on or after January 1, 2027, until the close of business on the business day preceding maturity; (3) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each day of that period was less than 95% of the product of the closing price of the Company’s common stock and the then applicable conversion rate of the Notes; or (4) upon the occurrence of other events or circumstances as specifically defined in the Notes.

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

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In January 1998, the Company adopted a stock option plan in order to provide an incentive to eligible employees, consultants, directors and officers of the Company. Shares of common stock available for issuance pursuant to stock options outstanding under the 1998 stock option plan were 738,156 as of December 31, 2008. Stock options granted under the stock option plan generally vest over a four-year period and have a ten-year expiration period. As of December 31, 2008, 1,146,235 shares of common stock were reserved under the 1998 stock option plan, of which 408,079 shares remain available for grant; however, no future grants will be made under this plan.

In March 2004, the Company adopted the 2004 Stock Incentive Plan under which the Company’s officers, employees, directors, outside consultants and advisors are eligible to receive grants. The plan expires February 2014. In June 2008, the Company’s stockholders approved an amendment to the Company’s Amended and Restated 2004 Stock Incentive Plan to increase the number of shares authorized for issuance under the 2004 Plan from 5,800,000 to 8,700,000. As of December 31, 2008, 7,779,998 shares of common stock were reserved under the stock option plan, of which 3,583,894 shares remained available for future grants and 4,196,104 shares have been reserved for issuance pursuant to outstanding stock options and restricted stock. Stock options granted under the stock option plan generally vest over a four-year period and have an eight year expiration period.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

A summary of stock option activity under the Company’s stock incentive plans for the years ended December 31, 2006, 2007 and 2008, and changes during the years then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate	Weighted Average
	Shares	Price/Share	Intrinsic Value	Remaining Life
				(In years)

Outstanding at December 31, 2005	3,343,312	$13.06
Granted	1,858,250	27.65
Exercised	(768,863)	11.99
Canceled	(510,654)	24.16

Outstanding at December 31, 2006	3,922,045	18.76
Granted	1,527,750	35.02
Exercised	(948,593)	14.07
Canceled	(255,465)	26.27

Outstanding at December 31, 2007	4,245,737	25.21
Granted	1,545,250	32.25
Exercised	(576,593)	19.11	$10,276
Canceled	(350,134)	30.32

Outstanding at December 31, 2008	4,864,260	27.80	14,963	5.8

Exercisable at December 31, 2008	2,416,333	22.91	14,431	4.8

Unvested at December 31, 2008	2,440,852	32.63	532	6.7

Vested and expected to vest at December 31, 2008	4,607,014	27.49	14,894	5.7

For various price ranges, weighted average characteristics of outstanding and exercisable options as of December 31, 2008 were as follows:

	Outstanding Options			Exercisable Options
		Weighted Average	Weighted		Weighted
		Remaining Life	Average		Average
Range of Exercise Prices	Shares	(Years)	Price	Shares	Price

$ 0.02-$ 9.66	601,038	3.02	$9.34	601,038	$9.34
$ 9.67-$16.99	168,452	5.49	14.03	147,774	13.83
$17.00-$26.84	613,795	5.20	21.92	454,798	21.03
$26.85-$28.41	790,322	5.33	28.00	435,872	28.03
$28.42-$46.89	2,690,653	6.72	34.07	776,851	33.36

	4,864,260	5.80	27.80	2,416,333	22.91

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

A summary of restricted stock activity under the Company’s stock incentive plans as of December 31, 2008, and changes during the year then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate	Weighted Average
	Shares	Price/Share	Intrinsic Value	Remaining Life
				(In years)

Unvested at December 31, 2007	—
Granted	80,000	$29.19
Vested and issued	—
Cancelled	(10,000)	28.75

Unvested at December 31, 2008	70,000	29.25	$1,836	9.2

Expected to vest at December 31, 2008	54,790	29.19	1,437	9.2

9.	Income Taxes

For the year ended December 31, 2008, the Company recognized income tax benefit totaling $3.7 million and an increase in additional paid-in-capital of $2.1 million related to tax deductions resulting from the exercise of stock options. For the year ended December 31, 2008, income before provision for income taxes included approximately $2.3 million of foreign income. Of the total income tax benefit recognized, approximately $4.2 million related to U.S. federal and state income tax benefit and approximately $0.5 million related to international income tax expense.

The (benefit) provision for income taxes is comprised of the following:

	Year Ended December 31,
	2006	2007	2008
	(In thousands)

Current expense	$493	$2,660	$2,273
Deferred (benefit) expense	(5,075)	4,920	(6,005)

(Benefit) provision for income taxes	$(4,582)	$7,580	$(3,732)

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
	2007	2008
	(In thousands)

Deferred tax assets (liabilities):
Stock-based compensation expense	$4,958	$10,091
Domestic net operating loss carry forwards	40,919	24,107
International net operating loss carry forwards	714	684
Alternative minimum tax and other federal tax credits	4,083	5,370
State tax credits	640	5,241
Depreciation	2,876	680
Amortization	(10,909)	(16,519)
Bad debts	305	289
Deferred rent	596	4,488
Deferred revenues	1,441	618
Deferred cost of revenues	(2,669)	(2,937)
Prepaids	(554)	(770)
Accruals and other	47	(727)
Valuation allowance	(1,744)	(1,673)

Net deferred tax assets	$40,703	$28,942

The following activity occurred in the valuation allowance during the years ended December 31, 2006, 2007 and 2008:

	2006	2007	2008
	(In thousands)

Beginning Balance	$2,856	$5,147	$1,744
Additions	4,682	67	1,592
Reductions	(2,391)	(3,470)	(1,663)

Ending Balance	$5,147	$1,744	$1,673

As of December 31, 2008, the Company reserved $1.6 million of the $5.2 million of state tax credits (net of the federal benefit) because it determined that it is not more likely than not that it would be able to generate sufficient taxable income to utilize those credits before they expire.

As of December 31, 2008, the Company had net operating loss carry forwards for federal and international income tax purposes of approximately $67.0 million. Approximately $49.9 million of this amount is restricted under Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes, as defined by that section, occur. The Company has performed an analysis of its Section 382 ownership changes and has determined that the utilization of certain of its net operating loss carry forwards may be limited. The Company does not expect that Section 382 will limit the utilization of the net operating loss carry forwards in 2008. Net operating loss carry forwards will expire, if unused, between 2009 and 2028.

The Company has not recorded approximately $13.4 million in net operating loss carry forward assets because it believes it is more likely than not that these assets will not be realized due to the length of time

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available to fully utilize the net operating loss carry forwards and the likelihood of having sufficient taxable income in those periods. Of that amount, $12.2 million relates to net operating loss carry forwards of WebCT at the time of its acquisition by the Company, which has been treated as additional goodwill related to that acquisition. The net tax benefit excludes $0.9 million of net operating loss carry forwards that were utilized during 2008 that had previously been treated as goodwill related to that acquisition.

The (benefit) provision for income taxes differs from the amount of taxes determined by applying the U.S. federal statutory rate to (loss) income before (benefit) provision for income taxes as a result of the following for the years ended December 31:

	2006	2007	2008

Federal tax at statutory rates	(35.0)%	35.0%	(35.0)%
State taxes, net of federal benefit	(4.5)	4.8	(4.5)
Change in valuation allowance	(4.6)	(1.2)	174.6
Permanent differences	9.1	3.6	52.2
Difference in tax rates	1.3	(8.0)	17.1
Credits not offset by current liability	3.8	(1.6)	(649.7)
Other	—	4.5	36.2

(Benefit) provision for income taxes	(29.9)%	37.1%	(409.1)%

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are transactions and calculations where the ultimate tax determination is uncertain.

The Company believes that its accruals for tax liabilities, which result primarily from intercompany transfer pricing and the amount of research and experimentation tax credits claimed, are adequate, based on its assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, the Company’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, there could be a material effect on the Company’s income tax provision, net income (loss) or cash flows in the period or periods for which that determination is made.

As a result of the adoption of FIN 48 on January 1, 2007, the Company recognized an increase of $0.6 million in the unrecognized tax benefit liability, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance. Also, upon adoption of FIN 48, the Company reclassified $1.0 million of previously accrued tax contingencies which were included in accrued expenses and recorded an offsetting valuation allowance against certain deferred tax assets that were recorded on the consolidated balance sheets at December 31, 2006.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefit liability (in thousands):

	December 31,
	2007	2008
	(In thousands)

Beginning balance	$573	$573
Increases related to current year tax positions	—	—
Expiration of the statute of limitations for the assessment of taxes	—	—

Ending balance	$573	$573

All of the Company’s unrecognized tax benefit liability would affect the Company’s effective tax rate if recognized. Because of the existence of net operating loss carry forwards, the resultant unfavorable resolution of any of the Company’s uncertain tax positions would not result in the imposition of interest or penalties. Accordingly, the Company did not record any interest or penalties related to the unrecognized tax benefit liability for the years ended December 31, 2007 and 2008. The Company does not expect its unrecognized tax benefit liability to change significantly over the next 12 months.

All tax years since 1998 are subject to examination.

10.	Commitments and Contingencies

Total rent expense recorded for the years ended December 31, 2006, 2007 and 2008 was $4.7 million, $5.4 million and $10.8 million, respectively. Total sublease income recorded for the years ended December 31, 2006, 2007 and 2008 was $0.3 million, $0.1 million and $11,000, respectively.

As of December 31, 2008, minimum future payments under existing notes payable and noncancelable operating leases are as follows for the years below:

	Notes	Operating
	Payable	Leases
	(In thousands)

2009	$—	$10,079
2010	—	11,063
2011	165,000	8,526
2012	—	8,289
2013	—	8,438
2014 and beyond	—	36,505

Total	$165,000	$82,900

The Company has categorized the Notes above assuming redemption on the first possible redemption date by the Holders of the Notes on July 1, 2011.

The Company relocated its corporate headquarters in June 2008 to a building in Washington, D.C. where it leases approximately 129,000 square feet of space under a lease expiring in June 2018. The Company also leases offices in Northern Virginia; Phoenix, Arizona; Lynnfield, Massachusetts; Los Angeles, California; San Francisco, California; Amsterdam, Netherlands; Vancouver, Canada; and Sydney, Australia.

The Company, from time to time, is subject to litigation relating to matters in the ordinary course of business. The Company believes that any ultimate liability resulting from these contingencies will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 26, 2006, the Company filed a complaint in the United States District Court for the Eastern District of Texas alleging that Desire2Learn Inc. (“Desire 2 Learn”) infringes on U.S. Patent No. 6,988,138. On February 22, 2008, the jury returned a verdict in favor of the Company on infringement and validity. On May 7, 2008, the court entered judgment for the Company in the amount of $3.3 million plus post-judgment interest accruing at 6% per annum. On June 11, 2008, Desire2Learn paid the Company the sum of $3.3 million, which consisted of the judgment amount plus accrued interest. This amount is recorded as proceeds from patent judgment on the Company’s consolidated statements of operations for the year ended December 31, 2008. Both parties have pending appeals of the final judgment at the United States Court of Appeals for the Federal Circuit. In addition, the patent at issue is undergoing a re-examination by the U.S. Patent and Trademark Office following re-examination requests by Desire2Learn and a third party.

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

On January 28, 2009, the Company filed an action in the United States District Court for the Eastern District of Texas against TechRadium alleging that TechRadium infringes on U.S. Patent No. 6,816,878 owned by the Company relating to notification technologies. The Company is seeking unspecified monetary damages, injunctive relief and other damages to which it may be entitled in law or in equity.

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

In February 2007, the Board of Directors approved a matching contribution to the 401(k) plan to be paid in a lump-sum to those participating employee accounts for the 2006 and 2007 plan years. The 2006 matching contribution of approximately $0.8 million was paid in March 2007 and the 2007 matching contribution of approximately $0.8 million was paid in March 2008. In February 2008, the Board of Directors approved a matching contribution to the 401(k) plan to be paid in a lump-sum to those participating employee accounts for the 2008 plan year. The 2008 matching contribution of approximately $1.1 million will be paid in March 2009. The matching contributions are equal to 33% of a participant’s plan year contributions, up to 6% of the participant’s salary and IRS limits. Only those participants that have one year of service and are employed by the Company as of December 31 of the plan year are eligible for the matching contribution. The matching contributions will vest over a three year graded vesting schedule. All contributions made by employees under the 401(k) plan vest immediately in the participant’s account.

12.	Quarterly Financial Information (Unaudited)

The Company’s quarterly operating results normally fluctuate as a result of seasonal variations in its business, principally due to the timing of client budget cycles and student attendance at client facilities. Historically, the Company has had lower new sales in its first and fourth quarters than in the remainder of the year. The Company’s expenses, however, do not vary significantly with these changes and, as a result, such expenses do not fluctuate significantly on a quarterly basis. Historically, the Company has performed a disproportionate amount of its professional services, which are recognized as performed, in its second and

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

third quarters each year. The Company expects quarterly fluctuations in operating results to continue as a result of the uneven seasonal demand for its licenses and services offerings.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(In thousands, except per share amounts)

Summary consolidated statement of operations:
Total revenues	$55,280	$59,404	$61,562	$63,202
Costs of revenues	15,461	16,097	16,392	16,435
Net income	1,944	3,439	3,279	4,203
Net income per common share:
Basic	$0.07	$0.12	$0.11	$0.14
Diluted	$0.07	$0.12	$0.11	$0.14

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
	(In thousands, except per share amounts)

Summary consolidated statement of operations:
Total revenues	$68,475	$75,547	$83,090	$85,022
Costs of revenues	20,918	23,134	24,620	26,120
Net (loss) income	(3,293)	1,037	2,091	2,985
Net (loss) income per common share:
Basic	$(0.11)	$0.03	$0.07	$0.10
Diluted	$(0.11)	$0.03	$0.06	$0.09

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of our year end of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included herein.

Signature	Title	Date

/s/ Michael L. Chasen Michael L. Chasen	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2009

/s/ Michael J. Beach Michael J. Beach	Chief Financial Officer (Principal Financial Officer)	February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Blackboard Inc.

We have audited Blackboard Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Blackboard Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Blackboard Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Blackboard Inc. as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA
February 23, 2009

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information regarding our executive officers required by this Item is set forth under Item 1 to this annual report.

The following information will be included in our Proxy Statement to be filed within 120 days after the fiscal year end of December 31, 2008, and is incorporated herein by reference:

•	Information regarding our directors required by this Item is set forth under the heading “Election of Directors”

•	Information regarding our audit committee and designated “audit committee financial experts” is set forth under the heading “Corporate Governance — The Board of Directors and Its Committees — Audit Committee”

•	Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”

Information regarding procedures by which security holders may recommend nominees to our board of directors set forth under the heading “Corporate Governance — The Board of Directors and Its Committees — Nominating and Corporate Governance Committee”

Code of Ethics

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

The information required by this Item is incorporated by reference to the information to be provided under the heading “Executive Compensation” of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the information to be provided under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information to be provided under the heading “Certain Relationships and Related Transactions” of the Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the information to be provided under the heading “Principal Accounting Fees and Services” of the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)  1. Financial Statements. The consolidated financial statements are listed under Item 8 of this report.

2.	Financial Statement Schedules.

Financial statement schedules as of December 31, 2007 and 2008, and for each of the three years in the period ended December 31, 2008 have been omitted since they are either not required, not applicable or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

3.	Exhibits. The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

(b)	Exhibits — see Item 15(a)(3) above.

(c)	Financial Statement Schedules — see Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February 2009.

BLACKBOARD INC.

By:	/s/ Michael J. Beach
Michael J. Beach
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matthew H. Small and Michael J. Beach, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael L. Chasen Michael L. Chasen	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2009

/s/ Michael J. Beach Michael J. Beach	Chief Financial Officer (Principal Financial Officer)	February 26, 2009

/s/ Jonathan R. Walsh Jonathan R. Walsh	Vice President, Finance and Accounting (Principal Accounting Officer)	February 26, 2009

/s/ Matthew Pittinsky Matthew Pittinsky	Chairman of the Board of Directors	February 26, 2009

/s/ Joseph L. Cowan Joseph L. Cowan	Director	February 26, 2009

/s/ Frank R. Gatti Frank R. Gatti	Director	February 26, 2009

/s/ Beth Kaplan Beth Kaplan	Director	February 26, 2009

Signature	Title	Date

/s/ Thomas Kalinske Thomas Kalinske	Director	February 26, 2009

/s/ E. Rogers Novak, Jr. E. Rogers Novak, Jr.	Director	February 26, 2009

/s/ William Raduchel William Raduchel	Director	February 26, 2009

EXHIBIT INDEX

Exhibit
Number

2.1		Agreement and Plan of Merger, dated as of January 11, 2008, by and among Blackboard Inc., Bookstore Merger Sub, Inc., The NTI Group, Inc. and Pace Holdings, LLC(8)
3.1		Fourth Restated Certificate of Incorporation of the Registrant(3)
3.2		Amended and Restated By-Laws of the Registrant(3)
4.1		Form of certificate representing the shares of the Registrant’s common stock(2)
4.2		Indenture, dated as of June 20, 2007, between Blackboard Inc. and U.S. Bank National Association, as trustee(14)
4.3		Registration Rights Agreement dated as of January 31, 2008 by and among Blackboard Inc., Pace Holdings LLC and The NTI Group Inc. stockholders listed therein(16)
10.1		Amended and Restated Stock Incentive Plan, as amended(1)
10.2		Amended and Restated 2004 Stock Incentive Plan(10)
10	.3*	Employment Agreement between the Registrant and Michael Chasen dated November 14, 2005(9)
10	.4*	Employment Agreement between the Registrant and Michael Beach, dated September 1, 2006(11)
10	.5*	Employment Agreement between the Registrant and Matthew H. Small, dated January 26, 2004(6)
10	.6*	Amendment to Employment Agreement — Michael L. Chasen(17)
10	.7*	Amendment to Employment Agreement — Michael J. Beach(17)
10	.8*	Amendment to Employment Agreement — Matthew H. Small(17)
10	.9*	Outside Director Compensation Plan(12)
10.10		Office Lease Agreement between the Registrant and Washington Television Center, dated December 15, 2006(15)
10.11		First Amendment to Office Lease Agreement between the Registrant and Washington Television Center, dated June 5, 2007 ‡
10.12		Second Amendment to Office Lease Agreement between the Registrant and Washington Television Center, dated December 2, 2008 ‡
10.13		Form of Incentive Stock Option Agreement(4)
10.14		Form of Nonstatutory Stock Option Agreement(4)
10.15		Form of Restricted Stock Agreement(4)
10.16		Form of Executive Incentive Stock Option Agreement(5)
10.17		Form of Executive Nonstatutory Stock Option Agreement(5)
10.18		Form of Executive Nonstatutory Stock Option Agreement(12)
10.19		Form of Executive Nonstatutory Stock Option Agreement(12)
10	.20*	Summary of Approved 2008 and 2009 Compensation(18)
21.1		Subsidiaries of the Company ‡
23.1		Consent of Ernst & Young LLP, independent registered public accounting firm ‡
24.1		Power of Attorney (included on signature page) ‡
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ‡
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ‡
32.1		Section 906 Principal Executive Officer Certification†
32.2		Section 906 Principal Financial Officer Certification†

‡	Filed herewith.

†	Furnished herewith.

*	Indicates a management contract or compensatory plan or arrangement.

(1)	Previously filed on March 5, 2004 as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-113332), and incorporated by reference herein.

(2)	Previously filed on May 4, 2004 as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113332), and incorporated by reference herein.

(3)	Previously filed on August 8, 2004 as an exhibit to the Registrant’s Report on Form 10-Q, and incorporated by reference herein.

(4)	Previously filed on December 3, 2004 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated by reference herein.

(5)	Previously filed on March 1, 2005 as an exhibit to the Registrant’s Report on Form 10-K, and incorporated by reference herein.

(6)	Previously filed on May 13, 2005 as an exhibit to the Registrant’s Report on Form 10-Q, and incorporated by reference herein.

(7)	Previously filed on May 25, 2005 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated by reference herein.

(8)	Previously filed on January 14, 2008 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated by reference herein.

(9)	Previously filed on November 18, 2005 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated by reference herein.

(10)	Previously filed on August 7, 2008 as an exhibit to the Registrant’s Report on Form 10-Q, and incorporated by reference herein.

(11)	Previously filed on November 9, 2006 as an exhibit to the Registrant’s Report on Form 10-Q, and incorporated by reference herein.

(12)	Previously filed on February 6, 2007 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated by reference herein.

(13)	Previously filed on June 20, 2007 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated by reference herein.

(14)	Previously filed on June 15, 2007 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated by reference herein.

(15)	Previously filed on February 23, 2007 as an exhibit to the Registrant’s Report on Form 10-K, and incorporated by reference herein.

(16)	Previously filed on January 31, 2008 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated by reference herein.

(17)	Previously filed on November 6, 2008 as an exhibit to the Registrant’s Report on Form 10-Q, and incorporated by reference herein.

(18)	Previously filed on February 12, 2009 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated by reference herein.