Form 10-Q
period 2009-03-31
BLACKBOARD INC
filed 2009-05-07
CIK 1106942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009
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
(202) 463-4860

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class	Outstanding at April 30, 2009

Common Stock, $0.01 par value	31,656,453

Blackboard Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2009

INDEX

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “Blackboard” refer to Blackboard Inc. and its subsidiaries.

ii

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BLACKBOARD INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	March 31,
	2008	2009
	(As adjusted (1))	(Unaudited)

Current assets:
Cash and cash equivalents	$141,746	$136,164
Short-term investments	—	6,586
Accounts receivable, net of allowance for doubtful accounts of $926 and $1,215, respectively	92,529	56,455
Inventories	1,783	1,961
Prepaid expenses and other current assets	8,361	11,382
Deferred tax asset, current portion	1,796	2,055
Deferred cost of revenues	7,126	5,927

Total current assets	253,341	220,530
Deferred tax asset, noncurrent portion	18,897	20,494
Investment in common stock warrant	1,990	1,990
Restricted cash	4,249	4,169
Property and equipment, net	31,950	32,678
Other assets	549	1,241
Goodwill	263,850	262,201
Intangible assets, net	75,126	66,488

Total assets	$649,952	$609,791

Current liabilities:
Accounts payable	$2,579	$2,652
Accrued expenses	27,879	19,201
Deferred rent, current portion	345	88
Deferred revenues, current portion	179,238	139,868

Total current liabilities	210,041	161,809
Convertible senior notes, net of debt discount of $15,077 and $13,522, respectively	149,923	151,478
Deferred rent, noncurrent portion	10,959	11,874
Deferred revenues, noncurrent portion	5,554	5,340

Total liabilities	376,477	330,501

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 31,359,738 and 31,645,896 shares issued and outstanding, respectively	314	316
Additional paid-in capital	356,683	362,533
Accumulated deficit	(83,522)	(83,559)

Total stockholders’ equity	273,475	279,290

Total liabilities and stockholders’ equity	$649,952	$609,791

See notes to unaudited consolidated financial statements.

(1)	On January 1, 2009, the Company adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion” (“FSP APB 14-1”), which required adjustment of prior periods. See Note 7 of notes to unaudited consolidated financial statements.

BLACKBOARD INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2008	2009
	(As adjusted (1))

Revenues:
Product	$63,109	$80,126
Professional services	5,366	6,322

Total revenues	68,475	86,448
Operating expenses:
Cost of product revenues, excludes $4,078 and $3,638 in amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below, respectively(2)	15,970	21,444
Cost of professional services revenues(2)	4,948	4,767
Research and development(2)	9,733	10,827
Sales and marketing(2)	20,859	23,941
General and administrative(2)	12,753	13,602
Amortization of intangibles resulting from acquisitions	8,679	8,585

Total operating expenses	72,942	83,166

(Loss) income from operations	(4,467)	3,282
Other expense, net:
Interest expense	(2,981)	(2,891)
Interest income	890	107
Other income (expense)	310	(558)

Loss before benefit for income taxes	(6,248)	(60)
Benefit for income taxes	1,804	23

Net loss	$(4,444)	$(37)

Net loss per common share:
Basic	$(0.15)	$(0.00)

Diluted	$(0.15)	$(0.00)

Weighted average number of common shares:
Basic	30,247,568	31,503,578

Diluted	30,247,568	31,503,578

(2) Includes the following amounts related to stock-based compensation:
Cost of product revenues	$176	$270
Cost of professional services revenues	163	90
Research and development	162	227
Sales and marketing	1,416	1,582
General and administrative	1,763	1,818

See notes to unaudited consolidated financial statements.

(1)	On January 1, 2009, the Company adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion” (“FSP APB 14-1”), which required adjustment of prior periods. See Note 7 of notes to unaudited consolidated financial statements.

BLACKBOARD INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months
	Ended March 31,
	2008	2009
	(As adjusted (1))

Cash flows from operating activities
Net loss	$(4,444)	$(37)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred tax benefit	(1,671)	(1,856)
Excess tax benefit from stock-based compensation	(563)	(182)
Amortization of debt discount	1,595	1,555
Depreciation and amortization	3,316	4,719
Amortization of intangibles resulting from acquisitions	8,679	8,585
Change in allowance for doubtful accounts	30	289
Stock-based compensation	3,680	3,987
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	7,842	35,786
Inventories	234	(178)
Prepaid expenses and other current assets	(1,018)	(3,858)
Deferred cost of revenues	957	1,344
Accounts payable	457	73
Accrued expenses	(4,469)	(6,914)
Deferred rent	1,469	658
Deferred revenues	(22,149)	(39,585)

Net cash (used in) provided by operating activities	(6,055)	4,386
Cash flows from investing activities
Acquisitions, net of cash acquired	(131,923)	—
Purchases of property and equipment	(7,944)	(5,287)
Payments for patent enforcement costs	(635)	(41)
Purchase of available-for-sale securities	—	(6,586)

Net cash used in investing activities	(140,502)	(11,914)
Cash flows from financing activities
Releases of letters of credit	—	80
Excess tax benefits from stock-based compensation	563	182
Proceeds from exercise of stock options	1,802	1,684

Net cash provided by financing activities	2,365	1,946
Net decrease in cash and cash equivalents	(144,192)	(5,582)
Cash and cash equivalents at beginning of period	206,558	141,746

Cash and cash equivalents at end of period	$62,366	$136,164

See notes to unaudited consolidated financial statements.

(1)	On January 1, 2009, the Company adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion” (“FSP APB 14-1”), which required adjustment of prior periods. See Note 7 of notes to unaudited consolidated financial statements.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2009

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2007 and 2008 and for each of the three years in the period ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2009.

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

Fair Value Measurements

As of January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”), except as it applied to the nonfinancial assets and nonfinancial liabilities

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to Financial Accounting Standards Board (“FASB”) Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which the Company adopted effective January 1, 2009. FAS 157 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and expands required disclosure about fair value measurements. The FAS 157 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

Level 1 — quoted prices in active markets for identical assets and liabilities
Level 2 — inputs other than Level 1 quoted prices that are directly or indirectly observable
Level 3 — unobservable inputs that are not corroborated by market data

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2009, by level within the fair value hierarchy (in thousands):

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents(1)	$113,274	$113,274	$—	$—
Short term investments(2)	6,586	6,586	—	—
Investment in common stock warrant	1,990	—	1,990	—

Total Assets	$121,850	$119,860	$1,990	$—

Liabilities:
Convertible senior notes(3)	$149,325	$149,325	$—	$—

(1)	Cash equivalents consist of money market funds with original maturity dates of less than three months for which the fair value is based on quoted market prices.

(2)	Short-term investments consist of available-for-sale securities for which the fair value is determined through quoted market prices.

(3)	The fair value of the Company’s convertible senior notes is based on the quoted market price.

Short-term investments

All investments with original maturities of greater than 90 days are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification at the time of purchase and reevaluates such designation as of each balance sheet date. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity under the effective interest method. Such amortization is recorded as interest income. Interest on held-to-maturity securities is recorded as interest income. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses, if any, reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are recorded as other income (expense) in the consolidated statements of operations. At March 31, 2009, the Company held short-term investments which consisted of available-for-sale securities for which the fair value is determined through quoted market prices.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in Common Stock Warrant

The Company holds a warrant to purchase common stock in an entity that provides technology support services to educational institutions, including the Company’s customers, that is exercisable for 9.9% of the common shares of the entity. This common stock warrant meets the definition of a derivative as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity.” The fair value of the common stock warrant of approximately $2.0 million is recorded as investment in common stock warrant on the Company’s consolidated balance sheet as of March 31, 2009. The Company will continue to evaluate the fair value of this instrument in subsequent reporting periods and any changes in value will be recognized in the consolidated statements of operations.

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

Income tax provision or benefit includes U.S. federal, state and local and foreign income taxes and is based on pre-tax income or loss. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local and foreign income taxes and the ability of the Company to use tax credits and net operating loss carryforwards. The Company has elected to utilize the principles applicable under tax law in ordering of tax benefits to determine whether an excess tax benefit was realized under FASB Statement No. 123 (revised 2005), “Share-Based Payment” (“SFAS 123R”).

The Company follows the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. The Company recognizes interest and penalties related to income tax matters in income tax expense. All tax years since 1998 are subject to examination. All of the Company’s unrecognized tax benefit liability would affect the Company’s effective tax rate if recognized. The Company does not expect its unrecognized tax benefit liability as of March 31, 2009 to change significantly over the next 12 months.

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

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cost of Revenues and Deferred Cost of Revenues

Cost of revenues includes all direct materials, direct labor, direct shipping and handling costs, telecommunications costs related to the Blackboard Connect product, and those indirect costs related to revenue such as indirect labor, materials and supplies, equipment rent, and amortization of software developed internally and software license rights. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles acquired in acquisitions. Amortization expense related to acquired technology was $4.1 million and $3.6 million for the three months ended March 31, 2008 and 2009, respectively. The Company does not have transactions in which the deferred cost of revenues exceed deferred revenues.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred cost of revenues represents the cost of hardware (if sold as part of a complete system) and software that is purchased and has been sold in conjunction with the Company’s products. These costs are recognized as cost of revenues proportionally and over the same period that deferred revenue is recognized as revenues in accordance with SAB Topic 13.

Basic and Diluted Net Loss per Common Share

Basic net loss per common share excludes dilution for potential common stock issuances and is computed by dividing net loss by the weighted average number of common shares outstanding for the period.

The following schedule presents the calculation of basic and diluted net loss per common share:

	Three Months Ended
	March 31,
	2008	2009
	(Unaudited)
	(In thousands, except share and per share amounts)

Net loss	$(4,444)	$(37)

Weighted average shares outstanding, basic	30,247,568	31,503,578
Dilutive effect of:
Stock options related to the purchase of common stock	—	—

Weighted average shares outstanding, diluted	30,247,568	31,503,578

Basic net loss per common share	$(0.15)	$(0.00)

Diluted net loss per common share	$(0.15)	$(0.00)

The dilutive effect of options to purchase an aggregate of 4,841,037 and 5,567,720 shares, respectively, were not included in the computations of diluted net loss per share for the three months ended March 31, 2008 and 2009 as their effect would be anti-dilutive.

Stock-Based Compensation

The Company accounts for stock-based compensation expense in accordance with SFAS 123R. SFAS 123R requires the measurement and recognition of compensation expense for share-based awards based on the estimated fair value on the date of grant. The Company estimates the fair value of each share-based award on the date of grant using the Black-Scholes option-pricing model. Fair value estimates determined in accordance with this model are affected by the Company’s stock price as well as estimates regarding a number of variables including expected stock price volatility over the term of the award and projected employee stock option exercise behaviors.

Comprehensive Net Loss

Comprehensive net loss includes net loss, combined with unrealized gains and losses not included in earnings and reflected as a separate component of stockholders’ equity. There were no material differences between net loss and comprehensive net loss for the three months ended March 31, 2008 and 2009.

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted SFAS No. 141(R), a revision of SFAS No. 141, “Business Combinations.” Under SFAS No. 141(R), an acquiring entity is required to recognize all the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for income taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) did not have a significant impact on the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“SFAS 157-4”). SFAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating this FSP but does not believe that it will have a significant impact on the determination or reporting of its financial results.

In April 2009, the FASB issued FSP SFAS 115-2, SFAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“SFAS 115-2”). This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairment guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt SFAS 157-4. Also, if an entity elects to early adopt either SFAS 157-4 or FSP SFAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. The Company is currently evaluating this FSP but does not believe that it will have a significant impact on the determination or reporting of its financial results.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim as well as annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt SFAS 157-4 and SFAS 115-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the disclosure requirements of this FSP.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	NTI Group, Inc. Merger

On January 31, 2008, the Company completed its merger with The NTI Group, Inc. (“NTI”) pursuant to the Agreement and Plan of Merger dated January 11, 2008. Pursuant to the Agreement and Plan of Merger, the Company paid merger consideration of $184.8 million, which includes $132.1 million in cash and $52.7 million in shares of the Company’s common stock, or 1.5 million shares of common stock. The effective cash portion of the purchase price of NTI before transaction costs was approximately $130.5 million, net of NTI’s January 31, 2008 cash balance of approximately $1.6 million. The Company has included the financial results of NTI in its consolidated financial statements beginning February 1, 2008. Up to an additional 0.4 million shares of the Company’s common stock may be issued contingent on the achievement of certain performance milestones. The NTI Group, Inc. has since been renamed Blackboard Connect Inc.

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

The merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Assets acquired and liabilities assumed were recorded at their fair values as of January 31, 2008. The total purchase price was $187.8 million, including the acquisition related transaction costs of approximately $3.0 million. Acquisition-related transaction costs include investment banking, legal and accounting fees, and other external costs directly related to the merger.

During the three months ended March 31, 2009, the Company recorded an adjustment to decrease goodwill and increase deferred tax assets by $1.6 million related to transaction costs from the NTI merger that are deductible for tax purposes. Of the total purchase price, $141.4 million was allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill is not deductible for tax purposes. Definite-lived intangible assets were $60.3 million and consist of the value assigned to NTI’s customer relationships of $42.1 million, developed and core technology of $17.4 million and trademarks of $0.8 million. Net tangible liabilities acquired were $13.9 million.

4.	Stock-Based Compensation

Stock Incentive Plans

As of March 31, 2009, approximately 2.6 million shares of common stock were available for future grants under the Company’s Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”) and no options were available for future grants under the Company’s Amended and Restated Stock Incentive Plan adopted in 1998. Awards granted under the 2004 Plan generally vest over a three to four-year period and have an eight to ten-year expiration period. In April 2009, options to purchase 4,100 shares were granted under the 2004 Plan. The Board of Directors of the Company has approved an increase in the total number of shares of common stock issuable under the 2004 Stock Incentive Plan from 8,700,000 to 10,500,000, which is subject to shareholder approval at the Company’s annual meeting of stockholders on June 4, 2009.

The compensation cost that has been recognized in the consolidated statements of operations for the Company’s stock incentive plans was $3.7 million and $4.0 million for the three months ended March 31, 2008 and 2009, respectively. The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation arrangements was $0.6 million and $0.2 million for the three months ended March 31, 2008 and 2009, respectively. For stock subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

A summary of stock option activity under the Company’s stock incentive plans as of March 31, 2009, and changes during the three months then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Shares	Price/Share	Intrinsic Value

Exercisable at December 31, 2008	2,416,333	$22.91
Outstanding at December 31, 2008	4,864,260	$27.80
Granted	828,250	$28.07
Exercised	(101,158)	$16.65	$1,285
Cancelled	(23,632)	$31.45

Outstanding at March 31, 2009	5,567,720	$28.03	$28,623

Exercisable at March 31, 2009	2,532,546	$23.80	$22,162

The Company has utilized the Black-Scholes valuation model to estimate the fair value of stock options during all periods. The following table presents the weighted-average assumptions used in valuing the equity grants during the three months ended March 31, 2008 and 2009 and a discussion of the Company’s inputs.

	Three Months Ended March 31,
	2008	2009

Dividend yield	0%	0%
Expected volatility	39.6%	47.5%
Risk-free interest rate	2.8%	1.6%
Expected life of options	4.9 years	4.9 years
Forfeiture rate	7.5%	14.4%

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

Expected life of the options — This is the period of time that the equity grants are expected to remain outstanding. The Company calculates the expected life of the options as prescribed under the provisions of Staff Accounting Bulletin (“SAB”) No. 110, “Share-Based Payment” and utilizes historical information about the specific exercise behavior of its grantees to determine the expected life. For grants that have been exercised, the Company uses actual exercise data to estimate option exercise timing within the valuation model. For grants that have not been exercised, the Company generally uses the midpoint between the end of the vesting period and the contractual life of the grant to estimate option exercise timing. Options granted during the three months ended March 31, 2008 and 2009 have a maximum term of eight years.

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

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

differ from previous estimates. The cumulative effect on current and prior periods of a change in the estimated number of instruments likely to vest is recognized in compensation cost in the period of the change.

The weighted average remaining contractual life for all options outstanding under the Company’s stock incentive plans at March 31, 2009 was 5.9 years. The weighted average remaining contractual life for exercisable stock options at March 31, 2009 was 4.8 years. The weighted average fair market value of the options at the date of grant for options granted during the three months ended March 31, 2009 was $11,89. As of March 31, 2009, there was approximately $35.2 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s option plans. The cost is expected to be recognized through March 2013 with a weighted average recognition period of approximately 1.5 years.

Restricted Stock

Restricted stock is an award of shares of the Company’s common stock with restrictions on transfer that lapse as the award vests. A summary of restricted stock activity under the Company’s stock incentive plans as of March 31, 2009, and changes during the three months then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Shares	Fair Value/Share	Intrinsic Value

Unvested at December 31, 2008	70,000	$29.25
Granted	185,000	29.20
Vested and issued	—
Cancelled	—

Unvested at March 31, 2009	255,000	$29.21	$8,094

The fair value of each restricted stock award is estimated using the intrinsic value method which is based on the closing price on the date of grant. Compensation expense for restricted stock awards is recognized ratably over the vesting period on a straight-line basis. The weighted average fair market value of restricted stock at the date of grant for awards granted during the three months ended March 31, 2009 was $29.20 per share.

As of March 31, 2009, there was approximately $6.8 million of total unrecognized compensation cost related to unvested restricted stock awards granted under the Company’s stock incentive plans. The cost is expected to be recognized through February 2013 with a weighted average recognition period of approximately 2.2 years.

5.	Inventories

The carrying amounts of inventories as of December 31, 2008 and March 31, 2009 are as follows:

	December 31,	March 31,
	2008	2009
		(Unaudited)
	(In thousands)

Raw materials	$678	$709
Work-in-process	547	485
Finished goods	558	767

Total inventories	$1,783	$1,961

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

			Weighted-
			Average
	December 31,	March 31,	Amortization
	2008	2009	Period
		(Unaudited)
	(In thousands)		(In years)

Goodwill	$263,850	$262,201

Acquired technology	$65,255	$65,255	3.0
Accumulated amortization	(49,199)	(52,837)

Acquired technology, net	16,056	12,418

Contracts and customer lists	94,732	94,732	4.9
Accumulated amortization	(43,704)	(48,582)

Contracts and customer lists, net	51,028	46,150

Trademarks and domain names	1,016	1,016	3.0
Accumulated amortization	(443)	(512)

Trademarks and domain names, net	573	504

Patents and related costs	8,198	8,306	15.1
Accumulated amortization	(729)	(890)

Patents and related costs, net	7,469	7,416

Intangible assets, net	$75,126	$66,488

Intangible assets from acquisitions are amortized over three to five years. Amortization expense related to intangible assets resulting from acquisitions was approximately $8.7 million and $8.6 million for the three months ended March 31, 2008 and 2009, respectively.

During the three months ended March 31, 2008 and 2009, the Company capitalized $3.0 million and $0.1 million, respectively, in costs of defending and protecting patents, due to costs incurred in a suit against Desire2Learn, Inc. (“Desire2Learn”) in which the Company has alleged infringement of one of its patents. Any change in the Company’s estimates based on ongoing litigation could materially reduce the valuation of these assets. Amortization expense related to patent and related costs was approximately $0.1 million for each of the three months ended March 31, 2008 and 2009.

7.	Notes Payable

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

The Notes bear interest at a rate of 3.25% per year on the principal amount, accruing from June 20, 2007. Interest is payable semi-annually on January 1 and July 1. The Company made interest payments of $2.8 million, $2.7 million and $2.7 million on December 31, 2007, July 1, 2008 and December 30, 2008, respectively. The Notes will mature on July 1, 2027, subject to earlier conversion, redemption or repurchase.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Notes will be convertible, under certain circumstances, into cash or a combination of cash and the Company’s common stock at an initial base conversion rate of 15.4202 shares of common stock per $1,000 principal amount of Notes. The base conversion rate represents an initial base conversion price of approximately $64.85. If at the time of conversion the applicable price of the Company’s common stock exceeds the base conversion price, the conversion rate will be increased by up to an additional 9.5605 shares of the Company’s common stock per $1,000 principal amount of Notes, as determined pursuant to a specified formula. In general, upon conversion of a Note, the holder of such Note will receive cash equal to the principal amount of the Note and the Company’s common stock for the Note’s conversion value in excess of such principal amount. In accordance with the earnings per share method outlined in EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” the diluted earnings per share effect of the shares that would be issued will be accounted for only if the average market price of the Company’s common stock price during the period is greater than the Notes’ conversion price.

Because the Notes contain an adjusting conversion rate provision based on the Company’s common stock price and anti-dilution adjustment provisions, at each reporting period, the Company evaluates whether any adjustments to the conversion price would alter the effective conversion rate from the stated conversion rate and result in an “in-the-money” conversion. Whenever an adjustment to the conversion rate results in an increase in the number of shares of common stock issuable upon conversion of the Notes, the Company would recognize a beneficial conversion feature in the period such a determination is made and amortize it over the remaining life of the Notes. As of March 31, 2009, a beneficial conversion feature under the Notes did not exist.

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

If a make-whole fundamental change, as defined in the Notes, occurs prior to July 1, 2011, the Company may be required in certain circumstances to increase the applicable conversion rate for any Notes converted in connection with such fundamental change by a specified number of shares of the Company’s common stock. The Notes may not be redeemed by the Company prior to July 1, 2011, after which they may be redeemed by the Company, in whole at any time, or in part from time to time, on or after July 1, 2011 at a redemption price, payable in cash, of 100% of the principal amount of the Notes plus accrued and unpaid interest, if any. Holders of the Notes may require the Company to repurchase some or all of the Notes on July 1, 2011, July 1, 2017 and July 1, 2022, or in the event of certain fundamental change transactions, at 100% of the principal amount on the date of repurchase, plus accrued and unpaid interest, if any, payable in cash. If such an event occurs, the Company would be required to pay the entire outstanding principal amount of $165.0 million in cash, in addition to any other rights that the investors may have under the Notes.

The Notes are unsecured senior obligations and are effectively subordinated to all of the Company’s existing and future senior indebtedness to the extent of the assets securing such debt, and are effectively subordinated to all indebtedness and liabilities of the Company’s subsidiaries, including trade payables.

Adoption of FSP APB 14-1

On January 1, 2009, the Company adopted FSP No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 requires retrospective application. Accordingly, the accompanying prior period consolidated financial statements have been adjusted to reflect the adoption of this standard.

The Notes fall within the scope of FSP APB 14-1 because their terms include partial cash settlement. Accordingly, the debt and conversion components of the Notes are accounted for separately. We have determined that our nonconvertible borrowing rate at the time the Notes were issued was 6.9%. Accordingly, we estimated the fair value of the liability (debt) component as $144.1 million upon issuance of the Notes. The excess of the proceeds received over the estimated fair value of the liability component totaling $20.9 million was allocated to the conversion (equity) component. The carrying amount of the equity component of the Notes was $13.5 million and $12.2 million at December 31, 2008 and March 31, 2009, respectively, and is recorded as a debt discount and is netted against the remaining principal amount outstanding on the Company’s consolidated balance sheets.

In connection with obtaining the Notes, the Company incurred $4.5 million in debt issuance costs, of which $4.0 million was allocated to the liability component and $0.5 million was allocated to the equity component upon adoption upon the adoption of FSP APB 14-1. The carrying amount of the liability component of the debt issuance costs is $1.6 million and $1.3 million at December 31, 2008 and March 31, 2009, respectively, and is recorded as a debt discount and is netted against the remaining principal amount outstanding on the Company’s consolidated balance sheets.

The debt discount, which includes the equity component and the liability component of the debt issuance costs, is being amortized as interest expense using the effective interest method through July 1, 2011, the first redemption date of the Notes. The Company recorded total interest expense of approximately $3.0 million and $2.9 million for the three months ended March 31, 2008 and 2009, respectively, which consisted of $1.3 million in interest expense at a rate of 3.25% per year for each of the three months ended March 31, 2008 and 2009 and $1.7 million and $1.6 million in amortization of the debt discount for the three months ended March 31, 2008 and 2009, respectively.

The principal amount of the liability component of the Notes was $165.0 million at December 31, 2008 and March 31, 2009. The unamortized debt discount was $15.1 million and $13.5 million at December 31, 2008 and March 31, 2009, respectively. The net carrying amount of the liability component of the Notes was $149.9 million and $151.5 million at December 31, 2008 and March 31, 2009, respectively.

The impact of the adoption of FSP APB 14-1 on the results of operations for the three months ended March 31, 2008 and 2009 is presented below (in thousands, except for per share data):

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2009
		Incremental			Incremental
		Impact of		Before the	Impact of
	As Previously	Adoption of FSP		Impact of FSP	Adoption of FSP
	Reported	APB 14-1	As Adjusted	APB 14-1	APB 14-1	As Reported

Interest expense	$(1,830)	$(1,151)	$(2,981)	$(1,670)	$(1,221)	$(2,891)
Benefit for income taxes	1,804	—	1,804	23	—	23
Net (loss) income	(3,293)	(1,151)	(4,444)	1,184	(1,221)	(37)
Net (loss) income per common share:
Basic	$(0.11)	$(0.04)	$(0.15)	$0.04	$(0.04)	$(0.00)
Diluted	$(0.11)	$(0.04)	$(0.15)	$0.04	$(0.04)	$(0.00)

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impact of the adoption of FSP APB 14-1 on balance sheet line items as of December 31, 2008 and March 31, 2009 is presented below (in thousands):

	December 31,			March 31,
	2008			2009
		Incremental		Balance Before	Incremental
		Impact of		Incremental	Impact of
	As Previously	Adoption of FSP		Impact of FSP	Adoption of FSP
	Reported	APB 14-1	As Adjusted	APB 14-1	APB 14-1	As Reported

Prepaid expenses and other current assets	$8,518	$(157)	$8,361	$11,541	$(159)	$11,382
Deferred tax assets	28,942	(8,249)	20,693	30,798	(8,249)	22,549
Notes payable, net of debt discount	163,172	(13,249)	149,923	163,506	(12,028)	151,478
Additional paid-in capital	344,698	11,985	356,683	350,548	11,985	362,533
Accumulated deficit	(76,380)	(7,142)	(83,522)	(75,196)	(8,363)	(83,559)

On January 1, 2009, the Company adopted EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) which clarifies how to determine whether certain instruments or features are indexed to an entity’s own stock. EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions and the instrument’s settlement provisions. The Company evaluated the provisions of EITF 07-5 and the embedded conversion options in the Notes and determined that the embedded conversion options are indexed to the Company’s own stock and, therefore, do not require bifurcation and separate accounting.

8.	Commitments and Contingencies

The Company, from time to time, is subject to litigation relating to matters in the ordinary course of business. The Company believes that any ultimate liability resulting from these contingencies will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

On July 26, 2006, the Company filed a complaint in the United States District Court for the Eastern District of Texas alleging that Desire2Learn Inc. (“Desire 2 Learn”) infringes on U.S. Patent No. 6,988,138 held by the Company (the “’138 Patent”). On February 22, 2008, the jury returned a verdict in the Company’s favor on infringement and validity. On May 7, 2008, the court entered judgment for the Company in the amount of $3.3 million plus post-judgment interest accruing at 6% per annum. On June 11, 2008, Desire2Learn paid the Company the sum of $3.3 million, which consisted of the judgment amount plus accrued interest. Both parties have argued their appeals of the final judgment before the United States Court of Appeals for the Federal Circuit. In addition, the ’138 patent is undergoing a re-examination by the U.S. Patent and Trademark Office following re-examination requests by Desire2Learn and a third party. On April 20, 2009, the Company filed a complaint with the International Trade Commission (“ITC”) pursuant to Section 337 requesting that the ITC investigate the trade practices of Desire2Learn in relation to the ’138 patent. On March 16, 2009, the Company filed a new complaint against Desire2Learn in the United States District Court for the Eastern District of Texas alleging that Desire2Learn infringes on U.S. Patent No. 7,493,396. The Company is seeking unspecified monetary damages, injunctive relief and other damages to which it may be entitled in law or in equity. On April 24, 2009, the Company filed a complaint in the Federal Court of Canada alleging that Desire2Learn directly infringed, and induced others to infringe, Canadian Letters Patent No. 2,378,200. The complaint seeks unspecified damages and the issuance of an injunction that prevents Desire2Learn from manufacturing, selling, offering for sale, and licensing others to use, in Canada, infringing products and services.

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

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

10.	Subsequent Event

On May 1, 2009, the Company signed a definitive agreement to acquire privately-held ANGEL Learning, Inc., a leading developer of eLearning software to the U.S. education industry. Both companies’ Boards of Directors have approved the merger and the transaction is expected to close in May 2009. The total merger consideration is $100 million subject to certain adjustments and excluding transaction costs, comprised of $85 million in cash and $15 million in shares of the Company’s common stock. The estimated net purchase price is approximately $95 million, net of acquired cash.

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

On May 1, 2009, we signed a definitive agreement to acquire privately-held ANGEL Learning, Inc., a leading developer of eLearning software to the U.S. education industry. Both companies’ Boards of Directors have approved the merger and the transaction is expected to close in May 2009. The total merger consideration is $100 million subject to certain adjustments and excluding transaction costs, comprised of $85 million in cash and $15 million in shares of our common stock. The estimated net purchase price is $95 million, net of acquired cash.

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

Beginning in early 2009, we renamed our three product suites:

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

Major components of our cost of product revenues include license and other fees that we owe to third parties upon licensing software, and the cost of hardware that we bundle with our software. We initially defer these costs and recognize them into expense over the period in which the related revenue is recognized. Cost of product revenues also includes amortization of internally developed technology available for sale, telecommunications costs related to the Blackboard Connect product, all direct materials and shipping and handling costs, employee compensation, stock-based compensation and benefits for personnel supporting our hosting, support and production functions, as well as related facility rent, communication costs, utilities, depreciation expense and cost of external professional services used in these functions. All of these costs are expensed as incurred. The costs of third-party software and hardware that is not bundled with software are also expensed when incurred, normally upon delivery to our client. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles acquired in acquisitions. Amortization expense related to acquired technology was $4.1 million and $3.6 million for the three months ended March 31, 2008 and 2009, respectively.

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

Research and development expenses include the costs of compensation, stock-based compensation and benefits for employees who are associated with the creation and testing of the products we offer, as well as the costs of external professional services, travel and related costs attributable to the creation and testing of our products, related facility rent, communication costs, utilities and depreciation expense used in these functions. All of these costs are expensed as incurred.

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

Fair Value Measurements.  As of January 1, 2008, we adopted provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”), except as it applied to the nonfinancial assets and nonfinancial liabilities subject to Financial Accounting Standards Board (“FASB”) Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which we adopted effective January 1, 2009. FAS 157 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and expands required disclosure about fair value measurements. The FAS 157 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

Level 1 — quoted prices in active markets for identical assets and liabilities

Level 2 — inputs other than Level 1 quoted prices that are directly or indirectly observable

Level 3 — unobservable inputs that are not corroborated by market data

We evaluate assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by us.

Short-term investments.  All investments with original maturities of greater than 90 days are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We determine the appropriate classification at the time of purchase and reevaluate such designation as of each balance sheet date. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity under the effective interest method. Such amortization is recorded as interest income. Interest on held-to-maturity securities is recorded as interest income. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses, if any, reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are recorded as other income (expense) in the consolidated statements of operations. At March 31, 2009, we held short-term investments which consisted of available-for-sale securities for which the fair value is determined through quoted market prices.

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

Notes payable.  In June 2007, we issued and sold $165.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2027 (the “Notes”) in a public offering. On January 1, 2009, we adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 requires retrospective application. Accordingly, the accompanying prior period consolidated financial statements have been adjusted to reflect the adoption of this standard.

The Notes fall within the scope of FSP APB 14-1 because their terms include partial cash settlement. Accordingly, the debt and conversion components of the Notes are accounted for separately. We have determined that our nonconvertible borrowing rate at the time we issued the Notes was 6.9%. Accordingly, we estimated the fair value of the liability (debt) component as $144.1 million upon issuance of the Notes. The excess of the proceeds received over the estimated fair value of the liability component totaling $20.9 million was allocated to the conversion (equity) component. The carrying amount of the equity component of the Notes is $13.5 million and $12.2 million at December 31, 2008 and March 31, 2009, respectively, and is recorded as a debt discount and is netted against the remaining principal amount outstanding on our consolidated balance sheets.

In connection with obtaining the Notes, we incurred $4.5 million in debt issuance costs of which $4.0 million of these costs were allocated to the liability component and $0.5 million of these costs were allocated to the equity component upon the adoption of FSP APB 14-1. The carrying amount of the liability component of the debt issuance costs is $1.6 million and $1.3 million at December 31, 2008 and March 31, 2009, respectively, and is recorded as a debt discount and is netted against the remaining principal amount outstanding on our consolidated balance sheets.

The debt discount, which includes the equity component and the liability component of the debt issuance costs, is being amortized as interest expense using the effective interest method through July 1, 2011, the first redemption date of the Notes. We recorded total interest expense of approximately $3.0 million and $2.9 million for the three months ended March 31, 2008 and 2009, respectively, which consisted of $1.3 million in interest expense at a rate of 3.25% per year for each of the three months ended March 31, 2008 and 2009 and $1.7 million and $1.6 million in amortization of the debt discount for the three months ended March 31, 2008 and 2009, respectively.

The principal amount of the liability component of the Notes is $165.0 million at December 31, 2008 and March 31, 2009. The unamortized debt discount is $15.1 million and $13.5 million at December 31, 2008 and March 31, 2009, respectively. The net carrying amount of the liability component of the Notes is $149.9 million and $151.5 million at December 31, 2008 and March 31, 2009, respectively.

The impact of the adoption of FSP APB 14-1 on the results of operations for the three months ended March 31, 2008 and 2009 is presented below (in thousands, except for per share data):

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2009
		Incremental			Incremental
		Impact of		Before the	Impact of
	As Previously	Adoption of		Impact of FSP	Adoption of
	Reported	FSP APB 14-1	As Adjusted	APB 14-1	FSP APB 14-1	As Reported

Interest expense	$(1,830)	$(1,151)	$(2,981)	$(1,670)	$(1,221)	$(2,891)
Benefit for income taxes	1,804	—	1,804	23	—	23
Net (loss) income	(3,293)	(1,151)	(4,444)	1,184	(1,221)	(37)
Net (loss) income per common share:
Basic	$(0.11)	$(0.04)	$(0.15)	$0.04	$(0.04)	$(0.00)
Diluted	$(0.11)	$(0.04)	$(0.15)	$0.04	$(0.04)	$(0.00)

The impact of the adoption of FSP APB 14-1 on balance sheet line items as of December 31, 2008 and March 31, 2009 is presented below (in thousands):

	December 31, 2008			March 31, 2009
		Incremental		Balance Before	Incremental
		Impact of		Incremental	Impact of
	As Previously	Adoption of		Impact of FSP	Adoption of
	Reported	FSP APB 14-1	As Adjusted	APB 14-1	FSP APB 14-1	As Reported

Prepaid expenses and other current assets	$8,518	$(157)	$8,361	$11,541	$(159)	$11,382
Deferred tax assets	28,942	(8,249)	20,693	30,798	(8,249)	22,549
Notes payable, net of debt discount	163,172	(13,249)	149,923	163,506	(12,028)	151,478
Additional paid-in capital	344,698	11,985	356,683	350,548	11,985	362,533
Accumulated deficit	(76,380)	(7,142)	(83,522)	(75,196)	(8,363)	(83,559)

On January 1, 2009, we adopted EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) which clarifies how to determine whether certain instruments or features are indexed to an entity’s own stock. EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions and the instrument’s settlement provisions. The Company evaluated the provisions of EITF 07-5 and the embedded conversion options in the Notes and determined that the embedded conversion options are indexed to the Company’s own stock and, therefore, do not require bifurcation and separate accounting.

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

We follow the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. We recognize interest and penalties related to income tax matters in income tax expense. All of our unrecognized tax benefit liability would affect our effective tax rate if recognized. We do not expect our unrecognized tax benefit liability as of March 31, 2009 to change significantly over the next 12 months.

Stock-Based Compensation.  We account for stock-based compensation expense in accordance with SFAS No. 123 (revised 2005), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense for share-based awards based on estimated fair values on the date of grant. We estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option-pricing model. Fair value estimates determined in accordance with this model are affected by our stock price, as well as estimates regarding a number of variables including expected stock price volatility over the term of the award and projected employee stock option exercise activity.

Recent Accounting Pronouncements.  Effective January 1, 2009, we adopted SFAS No. 141(R), a revision of SFAS No. 141, “Business Combinations.” Under SFAS No. 141(R), an acquiring entity is required to recognize all the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for income taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) did not have a significant impact on our consolidated results of operations and financial condition.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“SFAS 157-4”). SFAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating this FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP SFAS 115-2, SFAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“SFAS 115-2”). This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairment guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt SFAS 157-4. Also, if an entity elects to early adopt either SFAS 157-4 or FSP SFAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. We are currently evaluating this FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim as well as annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt SFAS 157-4 and SFAS 115-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this FSP.

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

	Three Months
	Ended
	March 31,
	2008	2009
	(As adjusted (1))

Revenues:
Product	92%	93%
Professional services	8	7

Total revenues	100	100
Operating expenses:
Cost of product revenues, excludes amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below	23	25
Cost of professional services revenues	7	5
Research and development	14	13
Sales and marketing	31	28
General and administrative	19	15
Amortization of intangibles resulting from acquisitions	13	10

Total operating expenses	107	96

(Loss) income from operations	(7)%	4%

(1)	On January 1, 2009, the Company adopted FSP APB 14-1, which required adjustment of prior periods. See note 7 of Notes to unaudited consolidated financial statements.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Our total revenues for the three months ended March 31, 2009 were $86.4 million, representing an increase of $17.9 million, or 26.1%, as compared to $68.5 million for the three months ended March 31, 2008.

A detail of our total revenues by classification is as follows:

	Three Months Ended March 31,
	2008			2009
		Professional			Professional
	Product	Services		Product	Services
	Revenues	Revenues	Total	Revenues	Revenues	Total
			(Unaudited)
			(In millions)

Recurring ratable revenues	$53.7	$0.9	$54.6	$70.4	$1.2	$71.6
Non-recurring ratable revenues	5.5	—	5.5	6.2	—	6.2
Other revenues	3.9	4.5	8.4	3.5	5.1	8.6

Total revenues	$63.1	$5.4	$68.5	$80.1	$6.3	$86.4

Product revenues.  Product revenues, including domestic and international, for the three months ended March 31, 2009 were $80.1 million, representing an increase of $17.0 million, or 27.0%, as compared to $63.1 million for the three months ended March 31, 2008. Recurring ratable product revenues increased by $16.7 million, or 31.1%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This increase in recurring ratable revenues was primarily due to a $9.5 million increase in revenues recognized for subscription fees from customers accessing our on-demand application services primarily related to Blackboard Connect, which we acquired from our merger with The NTI Group, Inc. (“NTI”) in January 2008. The increase was also due to a $4.0 million increase in revenues from Blackboard Learn enterprise licenses, which was attributable to current and prior period sales to new and existing clients, the continued shift of our existing clients from Blackboard Learn basic products to Blackboard Learn enterprise products and the cross-selling of other enterprise products to existing clients. Blackboard Learn enterprise products have additional functionality that is not available in Blackboard Learn basic products and consequently some Blackboard Learn basic product clients upgrade to Blackboard Learn enterprise products. Licenses of the enterprise version of Blackboard Learn products have higher average pricing, which normally results in at least twice the contractual value as compared to Blackboard Learn basic product licenses. The remaining increase in recurring ratable product revenues primarily resulted from a $2.7 million increase in hosting revenues.

The increase in non-recurring ratable product revenues was primarily due to an increase in sales of Blackboard Transact hardware products.

Of our total revenues, our total international revenues for the three months ended March 31, 2009 were $16.4 million, representing an increase of $2.2 million, or 15.5%, as compared to $14.2 million for the three months ended March 31, 2008. International revenues as a percentage of total revenues decreased to 19.0% for the three months ended March 31, 2009 from 20.7% for the three months ended March 31, 2008. International product revenues, which consist primarily of recurring ratable product revenues, were $15.1 million for the three months ended March 31, 2009, representing an increase of $1.9 million, or 14.4%, as compared to $13.2 million for the three months ended March 31, 2008. The increase in international recurring ratable product revenues was primarily due to an increase in international revenues from Blackboard Learn enterprise products resulting from prior period sales to new and existing clients. In addition, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.

Professional services revenues.  Professional services revenues for the three months ended March 31, 2009 were $6.3 million, representing an increase of $0.9 million, or 17.8%, as compared to $5.4 million for the three months ended March 31, 2008. The increase in professional services was primarily attributable to increased sales of certain enhanced support and maintenance services. As a percentage of total revenues, professional services revenues for the three months ended March 31, 2009 were 7.3% as compared to 7.8% for the three months ended March 31, 2008. This decrease in professional service revenues as a percentage of total revenues is primarily due to the increase in product revenues.

Cost of product revenues.  Our cost of product revenues for the three months ended March 31, 2009 was $21.4 million, representing an increase of $5.4 million, or 34.3%, as compared to $16.0 million for the three months ended March 31, 2008. The increase in cost of product revenues was primarily due to $2.2 million in expenses incurred related to our Blackboard Connect product, including related telecommunications costs, and a $2.2 million increase in expenses related to hosting services due to the increase in the number of clients contracting for new hosting services or existing clients expanding their existing hosting arrangements. The remaining increase is primarily due to increases in our technical support expenses associated with increased headcount and personnel costs to support increase in licenses held by new and existing clients. Cost of product revenues as a percentage of product revenues increased to 26.8% for the three months ended March 31, 2009 from 25.3% for the three months ended March 31, 2008. This decrease in product revenues margin is due primarily to the fair value adjustment to the acquired NTI deferred revenue balances recorded in purchase accounting.

Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology was $4.1 million and $3.6 million for the three months ended March 31, 2008 and 2009, respectively. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 31.3% for the three months ended March 31, 2009 as compared to 31.8% for the three months ended March 31, 2008.

Cost of professional services revenues.  Our cost of professional services revenues for the three months ended March 31, 2009 was $4.8 million, representing a decrease of $0.1 million, or 3.7%, as compared to $4.9 million for the three months ended March 31, 2008. Cost of professional services revenues as a percentage of professional services revenues decreased to 75.4% for the three months ended March 31, 2009 from 92.2% for the three months ended March 31, 2008. The increase in professional services revenues margin was primarily attributable to an increase in professional services revenues from new professional service engagements in current and prior periods.

Research and development expenses.  Our research and development expenses for the three months ended March 31, 2009 were $10.8 million, representing an increase of $1.1 million, or 11.2%, as compared to $9.7 million for the three months ended March 31, 2008. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 primarily due to the increased headcount following the NTI merger that closed in January 2008.

Sales and marketing expenses.  Our sales and marketing expenses for the three months ended March 31, 2009 were $23.9 million, representing an increase of $3.0 million, or 14.8%, as compared to $20.9 million for the three months ended March 31, 2008. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 primarily due to the increased headcount following the NTI merger that closed in January 2008.

General and administrative expenses.  Our general and administrative expenses for the three months ended March 31, 2009 were $13.6 million, representing an increase of $0.8 million, or 6.7%, as compared to $12.8 million for the three months ended March 31, 2008. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 primarily due to the increased headcount following the NTI merger that closed in January 2008.

Net interest expense.  Our net interest expense for the three months ended March 31, 2009 was $2.8 million, representing an increase of $0.7 million, or 33.1%, as compared to $2.1 million for the three months ended March 31, 2008. This increase was primarily attributable to higher interest income earned on higher average cash and cash equivalents balances during 2008 as compared to 2009 resulting from proceeds received in connection with the Notes issued in June 2007, a portion of which was used to fund the NTI merger during 2008. The further decrease in interest income was due to lower interest yields on our cash and cash equivalent balances during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due to the general reduction in interest rates.

Other expense.  Our other expense for the three months ended March 31, 2009 was $0.6 million, representing a decrease of $0.9 million, or 280.0%, as compared to other income of $0.3 million for the three months ended March 31, 2008 and pertains to the remeasurement of our foreign subsidiaries ledgers, which are maintained in the respective subsidiary’s local foreign currency, into the U.S. dollar. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar.

Benefit for income taxes.  Our benefit for income taxes for the three months ended March 31, 2009 was $23,000 as compared to $1.8 million for the three months ended March 31, 2008. This decrease was due to a smaller net loss for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Liquidity and Capital Resources

Our cash and cash equivalents were $136.2 million at March 31, 2009 as compared to $141.7 million at December 31, 2008. Cash and cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Net cash provided by operating activities was $4.4 million during the three months ended March 31, 2009 as compared to net cash used in operations of $6.1 million during the three months ended March 31, 2008. During the three months ended March 31, 2009, accounts receivable decreased $35.8 million due to collections, the lower volume of new sales to new and existing clients and the timing of renewing licenses during the first quarter of 2009 as compared to the fourth quarter of 2008. We recognize revenues on annually renewable agreements, which results in deferred revenues. Deferred revenues decreased $39.6 million during the three months ended March 31, 2009 due to the timing of certain client renewal invoicing and sales to new and existing clients during the current period. These fluctuations were expected and were due to seasonal variations in our business due to the timing of our clients’ budget cycles and the renewal dates for our existing clients’ annual licenses. Amortization of intangibles resulting from acquisitions was $8.6 million during the three months ended March 31, 2009 and related to the amortization of identified intangibles.

Net cash used in investing activities was $11.9 million during the three months ended March 31, 2009 as compared to $140.5 million during the three months ended March 31, 2008. During the three months ended March 31, 2008, we paid $131.9 million for acquisitions which primarily related to the NTI merger and excludes certain NTI merger costs that were paid in 2007. During the three months ended March 31, 2009, cash expenditures for purchases of property and equipment were $5.3 million, which represents approximately 6.1% of total revenues, and we purchased $6.6 million in available-for-sale investments.

Net cash provided by financing activities was $1.9 million during the three months ended March 31, 2009 as compared to $2.4 million during the three months ended March 31, 2008. During the three months ended March 31, 2009, we received $1.7 million in proceeds from exercise of stock options as compared to $1.8 million during the three months ended March 31, 2008.

On May 1, 2009, we entered into an agreement to acquire ANGEL Learning, Inc., a leading provider of e-Learning software to the U.S. education industry. We expect to complete the merger in May 2009 upon which we will be required to pay a portion of the merger consideration in cash. Net of cash acquired, we expect to require approximately $81 million in cash to complete the transaction which will be funded from our existing cash and cash equivalents and short-term investments.

Notes Payable

In June 2007, we issued and sold the Notes in a public offering. We used a portion of the proceeds to terminate and satisfy in full our existing indebtedness outstanding of $19.4 million pursuant to the senior secured credit facilities agreement, which we entered into in connection with our acquisition of WebCT, Inc. (“WebCT”) in 2006, and to pay all fees and expenses incurred in connection with the termination.

The Notes bear interest at a rate of 3.25% per year on the principal amount, accruing from June 20, 2007. Interest is payable semi-annually on January 1 and July 1. We made interest payments of $2.8 million, $2.7 million and $2.7 million on December 31, 2007, July 1, 2008 and December 30, 2008, respectively. The Notes will mature on July 1, 2027, subject to earlier conversion, redemption or repurchase.

The Notes will be convertible, under certain circumstances, into cash or a combination of cash and our common stock at an initial base conversion rate of 15.4202 shares of common stock per $1,000 principal amount of Notes. The base conversion rate represents an initial base conversion price of approximately $64.85. If at the time of conversion the applicable price of our common stock exceeds the base conversion price, the conversion rate will be increased by up to an additional 9.5605 shares of our common stock per $1,000 principal amount of Notes, as determined pursuant to a specified formula. In general, upon conversion of a Note, the holder of such Note will receive cash equal to the principal amount of the Note and our common stock for the Note’s conversion value in excess of such principal amount. In accordance with the earnings per share method outlined in EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” the diluted earnings per share effect of the shares that would be issued will be accounted for only if the average market price of our common stock price during the period is greater than the Notes’ conversion price.

Because the Notes contain an adjusting conversion rate provision based on our common stock price and anti-dilution adjustment provisions, at each reporting period, we evaluate whether any adjustments to the conversion price would alter the effective conversion rate from the stated conversion rate and result in an “in-the-money” conversion. Whenever an adjustment to the conversion rate results in an increase in the number of shares of common stock issuable upon conversion of the Notes, we would recognize a beneficial conversion feature in the period such a determination is made and amortize it over the remaining life of the Notes. As of March 31, 2009, a beneficial conversion feature under the Notes did not exist.

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

If a make-whole fundamental change, as defined in the Notes, occurs prior to July 1, 2011, we may be required in certain circumstances to increase the applicable conversion rate for any Notes converted in connection with such fundamental change by a specified number of shares of our common stock. The Notes may not be redeemed by us prior to July 1, 2011, after which they may be redeemed by us, in whole at any time, or in part from time to time, on or after July 1, 2011 at a redemption price, payable in cash, of 100% of the principal amount of the Notes plus accrued and unpaid interest, if any. Holders of the Notes may require us to repurchase some or all of the Notes on July 1, 2011, July 1, 2017 and July 1, 2022, or in the event of certain fundamental change transactions, at 100% of the principal amount on the date of repurchase, plus accrued and unpaid interest, if any, payable in cash. If such an event occurs, we would be required to pay the entire outstanding principal amount of $165.0 million in cash, in addition to any other rights that the investors may have under the Notes.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements with unconsolidated entities or related parties, and, accordingly, there are no off-balance sheet risks to our liquidity and capital resources.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Interest income on our cash and cash equivalents is subject to interest rate fluctuations. For the quarter ended March 31, 2009, a one percentage point decrease in interest rates would not have had a material effect on the consolidated results of operations and financial condition.

We have accounts on our foreign subsidiaries’ ledgers which are maintained in the respective subsidiary’s local foreign currency and remeasured into the U.S. dollar. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we sell products and services including the Canadian dollar, Euro, British pound, Japanese yen, Australian dollar and others. Because of such foreign currency exchange rate fluctuations, other expense of $0.6 million was recorded during the quarter ended March 31, 2009. For the quarter ended March 31, 2009, a one percentage point adverse change in these various exchange rates into the U.S. dollar as of March 31, 2009 would not have had a material effect on the consolidated results of operations and financial condition.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On July 26, 2006, we filed a complaint in the United States District Court for the Eastern District of Texas alleging that Desire2Learn Inc. (“Desire 2 Learn”) infringes on U.S. Patent No. 6,988,138 (the “’138 Patent”). On February 22, 2008, the jury returned a verdict in our favor on infringement and validity. On May 7, 2008, the court entered judgment for us in the amount of $3.3 million plus post-judgment interest accruing at 6% per annum. On June 11, 2008, Desire2Learn paid us the sum of $3.3 million, which consisted of the judgment amount plus accrued interest. Both parties have argued their appeals of the final judgment before the United States Court of Appeals for the Federal Circuit. In addition, the ’138 patent is undergoing a re-examination by the U.S. Patent and Trademark Office following re-examination requests by Desire2Learn and a third party. On April 20, 2009, we filed a complaint with the International Trade Commission (“ITC”) pursuant to Section 337 of the Tariff Act of 1930 requesting that the ITC investigate the trade practices of Desire2Learn in relation to the ’138 patent. On March 16, 2009, we filed a new complaint against Desire2Learn in the United States District Court for the Eastern District of Texas alleging that Desire2Learn infringes on our U.S. Patent No. 7,493,396. We are seeking unspecified monetary damages, injunctive relief and other damages to which we may be entitled in law or in equity. On April 24, 2009, we filed a complaint in the Federal Court of Canada alleging that Desire2Learn directly infringed, and induced others to infringe, Canadian Letters Patent No. 2,378,200. The complaint seeks unspecified damages and the issuance of an injunction that prevents Desire2Learn from manufacturing, selling, offering for sale, and licensing others to use, in Canada, infringing products and services.

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

We describe our business risk factors below. This description includes any material changes to and supersedes the description of the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Challenging economic conditions may adversely affect our business.

The economic disruption experienced in the United States and globally during the second half of 2008 and 2009 and any continuing unfavorable economic conditions may affect our sales and renewals of our products and services, and could negatively affect our revenues and our ability to maintain or grow our business. In addition, the current global financial crisis affecting the banking system and the possibility that financial institutions may consolidate or go out of business has resulted in a tightening of the credit markets, which could impair the ability of our customers to obtain credit to finance purchases of our products. Our client base is diverse and each client or potential client faces a unique set of risks. These risks include, for example, the availability of public funds and the possibility of state and local budget cuts, reduced enrollment, or lower revenues, which could lead to a reduction in overall spending, including information technology spending, by our current and potential clients. A prolonged economic downturn may result in a reduction in overall demand for educational software products and services, which could cause a decline in both new sales and renewals of our existing products and difficulty in establishing a market for our new products and services.

We could lose revenues if there are changes in the spending policies or budget priorities for government funding of colleges, universities, schools and other education providers.

Most of our clients and potential clients are colleges, universities, schools and other education providers who depend substantially on government funding. Accordingly, any general decrease, delay or change in federal, state or local funding for colleges, universities, schools and other education providers could cause our current and potential clients to reduce their purchases of our products and services, to exercise their right to terminate licenses, or to decide not to renew licenses, any of which could cause us to lose revenues. In addition, a specific reduction in governmental funding support for products such as ours would also cause us to lose revenues. In light of the severe economic downturn experienced in the U.S. and globally commencing in the second half of 2008 and 2009, many of our clients have experienced and may continue to experience budgetary pressures, which may have a negative impact on sales of our products. Continuing unfavorable economic conditions may result in budget cuts and lead to lower overall spending, including information technology spending, by our current and potential clients, which may cause our revenues to decrease. In addition, our accounts receivable may increase and the relative aging of our receivables may deteriorate if our clients delay or are unable to make their payments due to the tightening of credit markets and the lack of available funding. A prolonged economic downturn may make it difficult for potential clients to buy our products and might compromise the ability of existing clients to renew their licenses. Also, because many of our clients begin their fiscal year in July or later, the full impact of the economic conditions may not yet have become apparent and we may face decreases in our sales or renewal of existing clients if their new budgets require cost reductions.

There is no assurance that our investments in product development and product acquisition will be successful; if our products do not gain market acceptance, our revenues may decrease and we may not realize a return on such investments.

We make substantial investments in improving our products and acquiring products through mergers and acquisitions, and we have no assurance that our investments will be successful. Our ability to grow our business will be compromised if we do not develop products and services that achieve broad market acceptance with our current and potential clients. We have recently released a new version of our Blackboard Learn platform which offers enhanced functionality over prior versions. If clients do not upgrade to the latest version of the Blackboard Learn platform, the functionality of their existing installed versions will not compare as favorably to competing products which may cause a reduction in renewal rates. Further, if the latest version of our software does not become widely adopted by clients, we may not be able to justify the investments we have made and our financial results will suffer.

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

Our primary competitors for the Blackboard Learn platform are companies and open source solutions that provide course management systems, such as Desire2Learn Inc., eCollege.com, Jenzabar, Inc., Microsoft, Moodle, Pearson Education, The Sakai Project, VCampus Educator and WebTycho; learning content management systems, such as HarvestRoad Ltd. and Concord USA, Inc.; and education enterprise information portal technologies, such as SunGard SCT Inc., an operating unit of SunGard Data Systems Inc. We also face competition from clients and potential clients who develop their own applications internally, large diversified software vendors who offer products in numerous markets including the education market and open source software applications. Our competitors for the Blackboard Transact platform include companies that provide transaction systems, security and access systems and off-campus merchant relationship programs. Our competitors for Blackboard Connect include a variety of competitors which provide mass notification technologies including voice, email and/or text messaging communications.

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

Our merger with The NTI Group, Inc. (“NTI”) and our proposed merger with ANGEL Learning, Inc. (“ANGEL”) present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of the transactions.

We completed the merger with NTI on January 31, 2008. On May 1, 2009, we signed a merger agreement to acquire ANGEL. We expect to complete the merger with ANGEL later in 2009 subject to the closing conditions specified in the merger agreement. We entered into these transactions with the expectation that each would result in various long-term benefits including improved revenue and profits, and enhancements to our product portfolio and customer base. Risks that we may encounter in seeking to realize the benefits of these and other proposed acquisitions transactions include:

•	we may not realize the anticipated financial benefits if we are unable to sell the acquired company products to our customer base, if a larger than predicted number of customers decline to renew their contracts, or if the acquired contracts do not allow us to recognize revenues on a timely basis;

•	we may have difficulty incorporating the acquired technologies or products with our existing product lines and maintaining uniform standards, controls, procedures and policies;

•	we may face contingencies related to product liability, intellectual property, financial disclosures, and accounting practices or internal controls;

•	we may have higher than anticipated costs in supporting and continuing development of the acquired company products and in servicing new and existing clients of a company we acquire;

•	we may not be able to retain key employees from the companies we acquire;

•	we may be unable to manage effectively the increased size and complexity of the combined company, and our management’s attention may be diverted from our ongoing business by transition or integration issues;

•	we may lose anticipated tax benefits or have additional legal or tax exposures; and

•	we will not be able to determine whether all or any of the 0.4 million shares of stock consideration in the NTI merger that remains contingent on the achievement of certain performance milestones will be issued until the completion of the financial results for fiscal year 2009.

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

Future business combinations, including the proposed ANGEL merger described above, could involve the acquisition of significant tangible and intangible assets, which could require us to record in our statements of operations ongoing amortization of identified intangible assets acquired in connection with acquisitions, which we currently do with respect to our historical acquisitions, including the NTI Group merger. In addition, we may need to record write-downs from future impairments of identified tangible and intangible assets and goodwill. These accounting charges would reduce any future reported earnings, or increase a reported loss. In future acquisitions, we could also incur debt to pay for acquisitions, or issue additional equity securities as consideration, which could cause our stockholders to suffer significant dilution.

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

We may experience difficulties that could delay or prevent the successful development, introduction and sale of new products under development. If introduced for sale, the new products may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance, which could cause our financial results to suffer. In addition, during the development period for the new products, our customers may defer or forego purchases of our products and services. We often obtain renewable client contracts in acquisitions, such as our prior acquisitions of WebCT and NTI, and our proposed merger with ANGEL, and if we experience a decrease in the renewal rate from expected levels it could reduce revenues below our expectations.

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

Potential clients typically conduct extensive and lengthy evaluations before committing to our products and services and generally require us to expend substantial time, effort and money educating them as to the value of our offerings. In light of the ongoing economic disruption in the U.S. and globally, we have experienced some lengthening of sales cycles and, depending on the future economic climate, may see a continuation of this trend. Our client base is diverse and each component faces a unique set of risks, including, for example, the possibility of state and local budget cuts for K-12 institutions or reduced enrollment in higher education, which may affect our revenues and our ability to grow our business. If the economic downturn worsens or is prolonged, our clients and prospective clients may defer or cancel their purchases with us, which would negatively impact our consolidated results of operations and financial condition.

Our sales cycle with international postsecondary education providers and U.S. K-12 schools may be longer than our historical U.S. postsecondary sales cycle, which could cause us to incur greater costs and could reduce our operating margins.

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

If our net operating loss carryforwards are further limited, and we have taxable income which exceeds the available net operating loss carryforwards for that period, we would incur an income tax liability even though net operating loss carryforwards may be available in future years prior to their expiration. Any such income tax liability may adversely affect our future cash flow, financial position and financial results.

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

Our future success depends upon the continued service of our key management, technical, sales and other critical personnel, including employees who joined Blackboard in connection with our acquisitions of WebCT and NTI and the employees we expect to join Blackboard in connection with our proposed merger with ANGEL. Whether we are able to execute effectively on our business strategy will depend in large part on how well key management and other personnel perform in their positions and are integrated within our company. Key personnel have left our company over the years, and there may be additional departures of key personnel from time to time. In addition, as we seek to expand our global organization, the hiring of qualified sales, technical and support personnel has been difficult due to the limited number of qualified professionals. Failure to attract, integrate and retain key personnel would result in disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives and the results of our operations.

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

A third party may assert that our technology violates its intellectual property rights. As the number of products in our markets increases and the functionality of these products further overlaps, we believe that infringement claims may become more common. Any claims, including the TechRadium action described under Item 1, “Legal Proceedings” above, regardless of their merit, could:

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

Dated: May 7, 2009