Form 10-Q
period 2009-06-30
BLACKBOARD INC
filed 2009-08-06
CIK 1106942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class	Outstanding at July 31, 2009

Common Stock, $0.01 par value	31,998,796

Blackboard Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2009

INDEX

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “Blackboard” refer to Blackboard Inc. and its subsidiaries.

ii

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BLACKBOARD INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	June 30,
	2008	2009
	(As adjusted (1))

Current assets:
Cash and cash equivalents	$141,746	$58,691
Accounts receivable, net of allowance for doubtful accounts of $926 and $2,049, respectively	92,529	87,845
Inventories	1,783	1,675
Prepaid expenses and other current assets	8,361	13,469
Deferred tax asset, current portion	1,796	5,142
Deferred cost of revenues	7,126	7,407

Total current assets	253,341	174,229
Deferred tax asset, noncurrent portion	18,897	10,477
Investment in common stock warrant	1,990	3,124
Restricted cash	4,249	4,169
Property and equipment, net	31,950	38,151
Other assets	549	1,196
Goodwill	263,850	327,991
Intangible assets, net	75,126	88,078

Total assets	$649,952	$647,415

Current liabilities:
Accounts payable	$2,579	$6,484
Accrued expenses	27,879	31,150
Deferred rent, current portion	345	195
Deferred revenues, current portion	179,238	152,737

Total current liabilities	210,041	190,566
Convertible senior notes, net of debt discount of $15,077 and $11,959, respectively	149,923	153,041
Deferred rent, noncurrent portion	10,959	11,690
Deferred revenues, noncurrent portion	5,554	6,383

Total liabilities	376,477	361,680

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 31,359,738 and 31,948,251 shares issued and outstanding, respectively	314	320
Additional paid-in capital	356,683	373,047
Accumulated deficit	(83,522)	(87,632)

Total stockholders’ equity	273,475	285,735

Total liabilities and stockholders’ equity	$649,952	$647,415

See notes to unaudited consolidated financial statements.

(1)	On January 1, 2009, the Company adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion” (“FSP APB 14-1”), which required adjustment of prior periods. See Note 7 of notes to unaudited consolidated financial statements.

BLACKBOARD INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
	(As adjusted (1))		(As adjusted (1))

Revenues:
Product	$68,377	$83,381	$131,486	$163,507
Professional services	7,170	8,729	12,537	15,051

Total revenues	75,547	92,110	144,023	178,558
Operating expenses:
Cost of product revenues, excludes $4,572 and $2,034 for the three months ended June 30, 2008 and 2009, respectively, and $8,660 and $5,672 for the six months ended June 30, 2008 and 2009, respectively, in amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below(2)	18,000	21,762	33,971	43,207
Cost of professional services revenues(2)	5,134	4,703	10,084	9,470
Research and development(2)	9,944	11,219	19,677	22,045
Sales and marketing(2)	22,763	25,771	43,620	49,713
General and administrative(2)	12,461	14,238	25,215	27,840
Patent related (proceeds) impairment and other costs	(3,313)	10,984	(3,313)	10,984
Amortization of intangibles resulting from acquisitions	9,729	7,861	18,408	16,446

Total operating expenses	74,718	96,538	147,662	179,705

Income (loss) from operations	829	(4,428)	(3,639)	(1,147)
Other (expense) income, net:
Interest expense	(3,088)	(2,971)	(6,070)	(5,862)
Interest income	258	59	1,148	167
Other income	3,780	1,361	4,090	802

Income (loss) before (provision) benefit for income taxes	1,779	(5,979)	(4,471)	(6,040)
(Provision) benefit for income taxes	(1,913)	1,907	(108)	1,930

Net loss	$(134)	$(4,072)	$(4,579)	$(4,110)

Net loss per common share:
Basic	$(0.00)	$(0.13)	$(0.15)	$(0.13)

Diluted	$(0.00)	$(0.13)	$(0.15)	$(0.13)

Weighted average number of common shares:
Basic	30,981,113	31,920,282	30,574,931	31,571,009

Diluted	30,981,113	31,920,282	30,574,931	31,571,009

(2) Includes the following amounts related to stock-based compensation:
Cost of product revenues	$258	$307	$435	$576
Cost of professional services revenues	69	169	232	259
Research and development	190	258	352	485
Sales and marketing	1,665	1,541	3,081	3,124
General and administrative	1,615	1,676	3,378	3,495

See notes to unaudited consolidated financial statements.

(1)	On January 1, 2009, the Company adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion” (“FSP APB 14-1”), which required adjustment of prior periods. See Note 7 of notes to unaudited consolidated financial statements.

BLACKBOARD INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months
	Ended June 30,
	2008	2009
	(As adjusted (1))

Cash flows from operating activities
Net loss	$(4,579)	$(4,110)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred tax benefit	(2,914)	(3,964)
Excess tax benefit from stock-based compensation	(1,021)	(272)
Amortization of debt discount	3,182	3,118
Depreciation and amortization	7,389	9,188
Amortization of intangibles resulting from acquisitions	18,408	16,446
Patent related impairment charge	—	7,447
Change in allowance for doubtful accounts	335	(1,123)
Stock-based compensation	7,478	7,939
Gain on investment in common stock warrant	(3,980)	(1,136)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(33,482)	8,436
Inventories	308	108
Prepaid expenses and other current assets	(3,488)	(4,812)
Deferred cost of revenues	1,023	(281)
Accounts payable	(2,544)	3,846
Accrued expenses	(295)	1,329
Deferred rent	6,186	581
Deferred revenues	3,148	(28,886)

Net cash (used in) provided by operating activities	(4,846)	13,854
Cash flows from investing activities	(132,902)	(86,164)
Acquisitions, net of cash acquired
Purchases of property and equipment	(17,358)	(12,940)
Purchase of available-for-sale securities	—	(6,586)
Redemptions of available-for-sale securities	—	6,586
Payments for patent enforcement costs	(2,448)	(414)

Net cash used in investing activities	(152,708)	(99,518)
Cash flows from financing activities
Releases of letters of credit	—	80
Payments on letters of credit	(27)	—
Excess tax benefits from stock-based compensation	1,021	272
Proceeds from exercise of stock options	5,297	2,257

Net cash provided by financing activities	6,291	2,609
Net decrease in cash and cash equivalents	(151,263)	(83,055)
Cash and cash equivalents at beginning of period	206,558	141,746

Cash and cash equivalents at end of period	$55,295	$58,691

See notes to unaudited consolidated financial statements.

(1)	On January 1, 2009, the Company adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion” (“FSP APB 14-1”), which required adjustment of prior periods. See Note 7 of notes to unaudited consolidated financial statements.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2008 and 2009

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2007 and 2008 and for each of the three years in the period ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2009.

In May 2009, the Company adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated all events or transactions that occurred after June 30, 2009 through August 6, 2009, the date these unaudited financial statements were issued.

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

Level 1 —	quoted prices in active markets for identical assets and liabilities

Level 2 —	inputs other than Level 1 quoted prices in active markets that are either directly or indirectly observable

Level 3 —	unobservable inputs that are corroborated by little or no market data

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2009, by level within the fair value hierarchy (in thousands):

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents(1)	$30,872	$30,872	$—	$—
Investment in common stock warrant	3,124	—	—	3,124

Total Assets	$33,996	$30,872	$—	$3,124

Liabilities:
Convertible senior notes(2)	$150,769	$150,769	$—	$—

(1)	Cash equivalents consist of money market funds with original maturity dates of less than three months for which the fair value is based on quoted market prices.

(2)	The fair value of the Company’s convertible senior notes is based on the quoted market price.

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value when they are considered to be other-than-temporarily impaired. During the six months ended June 30, 2009, there were no required fair value measurements for assets and liabilities at fair value on a non-recurring basis.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the beginning and ending balances for the major class of assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Investment in
Common Stock
Warrant

Balance on December 31, 2008	$—
Transfers in and/or (out) of Level 3	1,990
Total gains (losses) realized / unrealized included in earnings	1,134
Purchases, sales, issuances and settlements, net	—

Balance on June 30, 2009	$3,124

During the three months ended June 30, 2009, the Company transferred its investment in common stock warrant out of Level 2 to Level 3. The classification of an instrument as Level 2 versus Level 3 involves judgment based on a variety of subjective factors, including determining whether a market is considered inactive based on an evaluation of the frequency and size of transactions occurring in a certain financial instrument or similar class of financial instruments. Determining an inactive market requires a judgmental evaluation that includes comparing the recent trading activities to historical experience. During the three months ended June 30, 2009, the Company determined that although some market data was available the investment in common stock warrant was principally valued using the Company’s own assumptions in calculating the estimate of fair value.

As of April 1, 2009, the Company adopted FSP SFAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim as well as annual financial statements. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for accounts receivables, accounts payables and accrued expenses.

Investment in Common Stock Warrant

The Company holds a warrant to purchase common stock in an entity that provides technology support services to educational institutions, including the Company’s customers, that is exercisable for 9.9% of the common shares of the entity. This common stock warrant meets the definition of a derivative as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity.” During the three months ended June 30, 2009, other income of approximately $1.1 million was recorded in the Company’s consolidated statements of operations related to the fair value adjustment of the common stock warrant. In determining the fair value of the common stock warrant, the Company considered an equity transaction between this entity and a venture capital firm during the three months ended June 30, 2009 as well as other measures that the Company evaluates in calculating fair value. The fair value of the common stock warrant of approximately $3.1 million is recorded as investment in common stock warrant on the Company’s consolidated balance sheet as of June 30, 2009. The Company will continue to evaluate the fair value of this instrument in subsequent reporting periods and any changes in value will be recognized in the consolidated statements of operations.

Business Combinations

Effective January 1, 2009, the Company adopted SFAS No. 141(R), a revision of SFAS No. 141, “Business Combinations” (“SFAS No. 141(R)”). Under SFAS No. 141(R), an acquiring entity is required to recognize all of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of (provision) benefit for income taxes. In

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.

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

Cost of Revenues and Deferred Cost of Revenues

Cost of revenues includes all direct materials, direct labor, direct shipping and handling costs, telecommunications costs related to the Blackboard Connect product, and those indirect costs related to revenue such as indirect labor, materials and supplies, equipment rent, and amortization of software developed internally and software license rights. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles acquired in acquisitions. Amortization expense related to acquired technology was $4.6 million and $2.0 million for the three months ended June 30, 2008 and 2009, respectively and $8.7 million and $5.7 million for the six months ended June 30, 2008 and 2009, respectively. The Company does not have transactions in which the deferred cost of revenues exceed deferred revenues.

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

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule presents the calculation of basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
	(Unaudited)
	(In thousands, except share and per share amounts)

Net loss	$(134)	$(4,072)	$(4,579)	$(4,110)

Weighted average shares outstanding, basic	30,981,113	31,920,282	30,574,931	31,571,009
Dilutive effect of:
Stock options related to the purchase of common stock	—	—	—	—

Weighted average shares outstanding, diluted	30,981,113	31,920,282	30,574,931	31,571,009

Basic net loss per common share	$(0.00)	$(0.13)	$(0.15)	$(0.13)

Diluted net loss per common share	$(0.00)	$(0.13)	$(0.15)	$(0.13)

The dilutive effect of options to purchase an aggregate of 4,994,705 and 5,508,332 shares were not included in the computations of diluted net loss per share for each of the three and six months ended June 30, 2008 and 2009, respectively, as their effect would be anti-dilutive.

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

Comprehensive Net Loss

Comprehensive net loss includes net loss, combined with unrealized gains and losses not included in earnings and reflected as a separate component of stockholders’ equity. There were no material differences between net loss and comprehensive net loss for the three and six months ended June 30, 2008 and 2009.

Recent Accounting Pronouncements

In June 2009, the FASB discussed its March 2009 Exposure Draft, “The Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” This project would make the FASB Accounting Standards Codification the single source of authoritative US accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the SEC and its staff. The Codification will be effective for financial statements for interim or annual periods ending after September 15, 2009. The Company is currently evaluating the requirements of this Exposure Draft.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Mergers

ANGEL Learning, Inc. Merger

On May 8, 2009, the Company completed its merger with ANGEL Learning, Inc. (“ANGEL”) pursuant to the Agreement and Plan of Merger dated May 1, 2009. Pursuant to the Agreement and Plan of Merger, the Company paid merger consideration of $101.3 million, which includes $87.4 million in cash and $13.9 million in shares of the Company’s common stock, or approximately 0.5 million shares of common stock. The effective cash portion of the purchase price of ANGEL before transaction costs was approximately $80.8 million, net of ANGEL’s May 8, 2009 cash balance of approximately $6.6 million. The Company has included the financial results of ANGEL in its consolidated financial statements beginning May 9, 2009.

ANGEL is a leading developer of e-learning software to the U.S. education industry. The Company believes the merger with ANGEL supports the Company’s long-term strategic direction and the demands for innovative technology in the education industry. Management believes that the merger with ANGEL will help the Company to create a stronger, more flexible supporter of teaching, learning and student engagement and will accelerate the pace of innovation and interoperability in e-learning.

The merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141(R). Assets acquired and liabilities assumed were recorded at their fair values as of May 8, 2009. The total preliminary purchase price was $101.3 million, excluding the estimated acquisition related transaction costs of approximately $1.5 million and excluding acquired cash. Acquisition-related transaction costs include investment banking, legal and accounting fees, and other external costs directly related to the merger.

Preliminary Purchase Price Allocation

Under the purchase method of accounting, the total estimated purchase price is allocated to ANGEL’s net tangible liabilities and intangible assets based on their estimated fair values as of May 8, 2009. The excess of the purchase price over the net tangible liabilities and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price as shown in the table below was based upon management’s preliminary valuation, which was based on estimates and assumptions that are subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to income and non-income based taxes. The preliminary estimated purchase price is allocated as follows (in thousands):

Cash and cash equivalents	$6,579
Accounts receivable	2,629
Prepaid expenses and other current assets	897
Property and equipment	2,133
Other assets	43
Accounts payable	(59)
Other accrued liabilities	(1,216)
Deferred tax liabilities, net	(9,039)
Deferred revenue	(3,213)

Net tangible liabilities acquired	(1,246)
Definite-lived intangible assets acquired	36,760
Goodwill	65,791

Total estimated purchase price	$101,305

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the end of the measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

Of the total estimated purchase price, a preliminary estimate of $1.2 million has been allocated to net tangible liabilities acquired, and $36.8 million has been allocated to definite-lived intangible assets acquired. Definite-lived intangible assets of $36.8 million consist of the value assigned to ANGEL’s customer relationships of $33.3 million, developed and core technology of $2.5 million, and trademarks of $1.0 million.

The value assigned to ANGEL’s customer relationships was determined by discounting the estimated cash flows associated with the existing customers as of the date the merger was consummated taking into consideration estimated attrition of the existing customer base. The estimated cash flows were based on revenues for those existing customers net of operating expenses and net of capital charges for other tangible and intangible assets that contribute to the projected cash flow from those customers. The projected revenues were based on assumed revenue growth rates and customer renewal rates. Operating expenses were estimated based on the supporting infrastructure expected to sustain the assumed revenue growth rates. Net capital charges for assets that contribute to projected customer cash flow were based on the estimated fair value of those assets. A discount rate of 16% was deemed appropriate for valuing the existing customer base and was based on the risks associated with the respective cash flows taking into consideration the Company’s weighted average cost of capital. The Company amortizes the value of ANGEL’s customer relationships proportionally to the respective discounted cash flows over five years. Amortization of customer relationships is not deductible for tax purposes.

The value assigned to ANGEL’s developed and core technology was determined by discounting the estimated future cash flows associated with the existing developed and core technologies to their present value. Developed and core technology, which consists of products that have reached technological feasibility, includes products in ANGEL’s current product line. The revenue projections used to value the developed and core technology were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by ANGEL and its competitors. A discount rate of 16% was deemed appropriate for valuing developed and core technology and was based on the risks associated with the respective cash flows taking into consideration the Company’s weighted average cost of capital. The Company amortizes the developed and core technology on a straight-line basis over one year. Amortization of developed and core technology is not deductible for tax purposes.

The value assigned to ANGEL’s trademarks was determined by discounting the estimated royalty savings associated with an estimated royalty rate for the use of the trademarks to their present value. The trademarks consist of ANGEL’s trade name and various trademarks related to its existing product lines. The royalty rates used to value the trademarks were based on estimates of prevailing royalty rates paid for the use of similar trade names and trademarks in market transactions involving licensing arrangements of companies that operate in service-related industries. A discount rate of 16% was deemed appropriate for valuing ANGEL’s trademarks and was based on the risks associated with the respective royalty savings taking into consideration the Company’s weighted average cost of capital. The Company amortizes the trademarks on a straight-line basis over eighteen months. Amortization of trademarks is not deductible for tax purposes.

Of the total estimated purchase price, approximately $65.8 million has been allocated to goodwill. Goodwill is the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired and represents factors including expected synergies from combining operations. Goodwill is not deductible for tax purposes. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if indicators of impairment arise). In the event that management determines that the goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the ANGEL merger, the Company recorded net deferred tax liabilities of approximately $9.0 million in its preliminary purchase price allocation. This balance is comprised primarily of approximately $14.5 million in a deferred tax liability resulting primarily from the estimated amortization expense of identified intangibles and $2.4 million in a deferred tax liability resulting from the fair value adjustment to acquired deferred revenues, offset in part by approximately $8.2 million in deferred tax assets that relate primarily to federal and state net operating loss carryforwards.

Deferred Revenue

In connection with the preliminary purchase price allocation, the estimated fair value of the support obligation assumed from ANGEL in connection with the merger was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates the amount that the Company would be required to pay a third party to assume the support obligation. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support services and correcting any errors in ANGEL’s software products. These estimated costs did not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with selling efforts is excluded because ANGEL had concluded the selling effort on the support contracts prior to May 8, 2009. The estimated profit margin was determined to be approximately 22% which approximates the Company’s operating profit margin to fulfill the obligations. In allocating the purchase price, the Company recorded an adjustment to reduce the carrying value of ANGEL’s May 8, 2009 deferred support revenue by approximately $6.3 million to $3.2 million which represents the Company’s estimate of the fair value of the support obligation assumed. As former ANGEL customers renew these support contracts, the Company will recognize revenue for the full value of the support contracts over the remaining term of the contracts, the majority of which are one year.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and ANGEL on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes amortization expense from acquired intangible assets, adjustments to interest expense, interest income and related tax effects.

The unaudited pro forma financial information for the three months ended June 30, 2009 combines the historical results for the Company for the three months ended June 30, 2009 and the historical results for ANGEL for the period from April 1, 2009 to May 8, 2009. The unaudited pro forma financial information for the six months ended June 30, 2009 combines the historical results for the Company for the six months ended June 30, 2009 and the historical results for ANGEL for the period from January 1, 2009 to May 8, 2009. The unaudited pro forma financial information for the three and six months ended June 30, 2008 combines the historical results for the Company for the three and six months ended June 30, 2008 and the historical results for ANGEL for the same period and also gives effect to the Company’s merger with The NTI Group, Inc. (“NTI”) on January 31, 2008 as if it had occurred on January 1, 2008. The consolidated financial results for the Company for the three and six months ended June 30,

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 include Revenue and Net loss for ANGEL for the period from May 9, 2009 to June 30, 2009 of $0.8 million and $3.9 million, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
	(Unaudited)
	(In thousands, except per share amounts)

Total revenues	$80,603	$94,525	$157,126	$186,721
Net loss	$(334)	$(4,883)	$(6,379)	$(7,448)
Basic net loss per common share	$(0.01)	$(0.15)	$(0.21)	$(0.24)
Diluted net loss per common share	$(0.01)	$(0.15)	$(0.21)	$(0.24)

NTI Group, Inc. Merger

On January 31, 2008, the Company completed its merger with NTI pursuant to the Agreement and Plan of Merger dated January 11, 2008. Pursuant to the Agreement and Plan of Merger, the Company paid merger consideration of $184.8 million, which includes $140.1 million in cash and $44.7 million in shares of the Company’s common stock, or 1.3 million shares of common stock. The effective cash portion of the purchase price of NTI before transaction costs was approximately $138.5 million, net of NTI’s January 31, 2008 cash balance of approximately $1.6 million. The Company has included the financial results of NTI in its consolidated financial statements beginning February 1, 2008. Up to an additional 0.4 million shares of the Company’s common stock may be issued contingent on the achievement of certain performance milestones. NTI has since been renamed Blackboard Connect Inc.

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

During the three months ended June 30, 2009, approximately 0.2 million shares of the Company’s common stock held in escrow as part of the NTI merger were returned to the Company in order to satisfy certain acquisition-related liabilities of approximately $8.0 million, of which $3.8 million was paid during the six months ended June 30, 2009. The Company retired the shares of common stock during the three months ended June 30, 2009 and the shares of common stock are not included as issued and outstanding as of June 30, 2009.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stock-Based Compensation

Stock Incentive Plans

As of June 30, 2009, approximately 2.6 million shares of common stock were available for future grants under the Company’s Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”) and no options were available for future grants under the Company’s Amended and Restated Stock Incentive Plan adopted in 1998. Awards granted under the 2004 Plan generally vest over a three to four-year period and have an eight to ten-year expiration period. In July 2009, options to purchase 35,750 shares and 10,000 shares of restricted stock were granted under the 2004 Plan. In June 2009, the Board of Directors of the Company and the Company’s stockholders approved an increase in the total number of shares of common stock issuable under the 2004 Stock Incentive Plan from 8,700,000 to 10,500,000.

The compensation cost that has been recognized in the unaudited consolidated statements of operations for the Company’s stock incentive plans was $7.5 million and $7.9 million for the six months ended June 30, 2008 and 2009, respectively. The total income tax benefit recognized in the unaudited consolidated statements of operations for stock-based compensation arrangements was $1.0 million and $0.3 million for the six months ended June 30, 2008 and 2009, respectively. For stock subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.

Stock Options

A summary of stock option activity under the Company’s stock incentive plans as of June 30, 2009, and changes during the six months then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Shares	Price/Share	Intrinsic Value

Exercisable at December 31, 2008	2,416,333	$22.91
Outstanding at December 31, 2008	4,864,260	$27.80
Granted	918,850	$28.16
Exercised	(139,063)	$16.22	$1,862
Cancelled	(135,715)	$31.25

Outstanding at June 30, 2009	5,508,332	$28.07	$18,318

Exercisable at June 30, 2009	2,819,355	$25.05	$16,496

The Company has utilized the Black-Scholes valuation model to estimate the fair value of stock options during all periods. The following table presents the weighted-average assumptions used in valuing the equity grants during the three and six months ended June 30, 2008 and 2009 and a discussion of the Company’s inputs.

	Three Months Ended June 30		Six Months Ended June 30,
	2008	2009	2008	2009

Dividend yield	0%	0%	0%	0%
Expected volatility	39.7%	47.6%	39.6%	47.5%
Risk-free interest rate	3.0%	2.7%	2.9%	1.7%
Expected life of options	4.9 years	4.9 years	4.9 years	4.9 years
Forfeiture rate	15.3%	12.0%	10.5%	14.2%

Dividend yield — The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Expected life of the options — This is the period of time that the equity grants are expected to remain outstanding. The Company calculates the expected life of the options as prescribed under the provisions of Staff Accounting Bulletin (“SAB”) No. 110, “Share-Based Payment” and utilizes historical information about the specific exercise behavior of its grantees to determine the expected life. For grants that have been exercised, the Company uses actual exercise data to estimate option exercise timing within the valuation model. For grants that have not been exercised, the Company generally uses the midpoint between the end of the vesting period and the contractual life of the grant to estimate option exercise timing. Options granted during the three and six months ended June 30, 2008 and 2009 have a maximum term of eight years.

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

The weighted average remaining contractual life for all options outstanding under the Company’s stock incentive plans at June 30, 2009 was 5.7 years. The weighted average remaining contractual life for exercisable stock options at June 30, 2009 was 4.8 years. The weighted average fair market value of the options at the date of grant for options granted during the six months ended June 30, 2009 was $11.98 per share. As of June 30, 2009, there was approximately $31.4 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s option plans. The cost is expected to be recognized through June 2013 with a weighted average recognition period of approximately 1.4 years.

Restricted Stock

Restricted stock is an award of shares of the Company’s common stock with restrictions on transfer that lapse as the award vests. A summary of restricted stock activity under the Company’s stock incentive plans as of June 30, 2009, and changes during the six months then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Shares	Fair Value/Share	Intrinsic Value

Unvested at December 31, 2008	70,000	$29.25
Granted	206,000	29.15
Vested and issued	—
Cancelled	(5,000)	28.75

Unvested at June 30, 2009	271,000	$29.18	$7,821

The fair value of each restricted stock award is estimated using the intrinsic value method which is based on the closing price on the date of grant. Compensation expense for restricted stock awards is recognized ratably over the vesting period on a straight-line basis. The weighted average fair market value of restricted stock at the date of grant for awards granted during the six months ended June 30, 2009 was $29.15 per share.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2009, there was approximately $7.2 million of total unrecognized compensation cost related to unvested restricted stock awards granted under the Company’s stock incentive plans. The cost is expected to be recognized through June 2013 with a weighted average recognition period of approximately 2.1 years.

5.	Inventories

The carrying amounts of inventories as of December 31, 2008 and June 30, 2009 are as follows:

	December 31,	June 30,
	2008	2009
		(Unaudited)
	(In thousands)

Raw materials	$678	$712
Work-in-process	547	367
Finished goods	558	596

Total inventories	$1,783	$1,675

6.	Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

			Weighted-
			Average
	December 31,	June 30,	Amortization
	2008	2009	Period
		(Unaudited)	(In years)
	(In thousands)

Goodwill	$263,850	$327,991

Acquired technology	$65,255	$67,755	2.9
Accumulated amortization	(49,199)	(54,871)

Acquired technology, net	16,056	12,884

Contracts and customer lists	94,732	128,032	5.0
Accumulated amortization	(43,704)	(54,233)

Contracts and customer lists, net	51,028	73,799

Trademarks and domain names	1,016	1,976	2.3
Accumulated amortization	(443)	(648)

Trademarks and domain names, net	573	1,328

Patents and related costs	8,198	101	2.0
Accumulated amortization	(729)	(34)

Patents and related costs, net	7,469	67

Intangible assets, net	$75,126	$88,078

Intangible assets from acquisitions are amortized over three to five years. Amortization expense related to intangible assets resulting from acquisitions was approximately $18.4 million and $16.4 million for the six months ended June 30, 2008 and 2009, respectively.

During the six months ended June 30, 2008, the Company capitalized $2.9 million in costs of defending and protecting patents, due to costs incurred in a suit against Desire2Learn, Inc. (“Desire2Learn”) in which the

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company had alleged infringement of one of its patents. Amortization expense related to patent and related costs was approximately $0.3 million for the six months ended June 30, 2008.

During the three months ended June 30, 2009, the Company recorded a non-cash $7.5 million impairment charge related to capitalized patent costs due to the reversal of the 2008 patent judgment verdict against Desire2Learn (see Note 8). This charge is included in patent related impairment and other costs on the unaudited consolidated statement of operations for the three and six months ended June 30, 2009.

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

The Notes bear interest at a rate of 3.25% per year on the principal amount, accruing from June 20, 2007. Interest is payable semi-annually on January 1 and July 1. The Company made interest payments of $2.8 million on December 31, 2007 and $2.7 million on each of July 1, 2008, December 30, 2008 and June 30, 2009. The Notes will mature on July 1, 2027, subject to earlier conversion, redemption or repurchase.

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

Because the Notes contain an adjusting conversion rate provision based on the Company’s common stock price and anti-dilution adjustment provisions, at each reporting period, the Company evaluates whether any adjustments to the conversion price would alter the effective conversion rate from the stated conversion rate and result in an “in-the-money” conversion. Whenever an adjustment to the conversion rate results in an increase in the number of shares of common stock issuable upon conversion of the Notes, the Company would recognize a beneficial conversion feature in the period such a determination is made and amortize it over the remaining life of the Notes. As of June 30, 2009, a beneficial conversion feature under the Notes did not exist.

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

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Notes fall within the scope of FSP APB 14-1 because their terms include partial cash settlement. Accordingly, the debt and conversion components of the Notes are accounted for separately. We have determined that our nonconvertible borrowing rate at the time the Notes were issued was 6.9%. Accordingly, we estimated the fair value of the liability (debt) component as $144.1 million upon issuance of the Notes. The excess of the proceeds received over the estimated fair value of the liability component totaling $20.9 million was allocated to the conversion (equity) component. The carrying amount of the equity component of the Notes was $13.5 million and $10.9 million at December 31, 2008 and June 30, 2009, respectively, and is recorded as a debt discount and is netted against the remaining principal amount outstanding on the Company’s consolidated balance sheets.

In connection with obtaining the Notes, the Company incurred $4.5 million in debt issuance costs, of which $4.0 million was allocated to the liability component and $0.5 million was allocated to the equity component upon adoption upon the adoption of FSP APB 14-1. The carrying amount of the liability component of the debt issuance costs is $1.6 million and $1.0 million at December 31, 2008 and June 30, 2009, respectively, and is recorded as a debt discount and is netted against the remaining principal amount outstanding on the Company’s consolidated balance sheets.

The debt discount, which includes the equity component and the liability component of the debt issuance costs, is being amortized as interest expense using the effective interest method through July 1, 2011, the first redemption date of the Notes. The Company recorded total interest expense of approximately $3.0 million and $2.9 million for the three months ended June 30, 2008 and 2009, respectively, which consisted of $1.3 million in interest expense at a rate of 3.25% per year for each of the three months ended June 30, 2008 and 2009 and $1.7 million and $1.6 million in amortization of the debt discount for the three months ended June 30, 2008 and 2009, respectively. The Company recorded total interest expense of approximately $6.0 million and $5.8 million for the six months

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended June 30, 2008 and 2009, respectively, which consisted of $2.7 million in interest expense at a rate of 3.25% per year for each of the six months ended June 30, 2008 and 2009 and $3.3 million and $3.1 million in amortization of the debt discount for the six months ended June 30, 2008 and 2009, respectively.

The principal amount of the liability component of the Notes was $165.0 million at December 31, 2008 and June 30, 2009. The unamortized debt discount was $15.1 million and $12.0 million at December 31, 2008 and June 30, 2009, respectively. The net carrying amount of the liability component of the Notes was $149.9 million and $153.0 million at December 31, 2008 and June 30, 2009, respectively.

The impact of the adoption of FSP APB 14-1 on the results of operations for the three months ended June 30, 2008 and 2009 is presented below (in thousands, except for per share data):

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2009
		Incremental			Incremental
		Impact of		Before the	Impact of
	As Previously	Adoption of FSP		Impact of FSP	Adoption of FSP
	Reported	APB 14-1	As Adjusted	APB 14-1	APB 14-1	As Reported

Interest expense	$(1,917)	$(1,171)	$(3,088)	$(1,714)	$(1,257)	$(2,971)
(Provision) Benefit for income taxes	(1,913)	—	(1,913)	1,907	—	1,907
Net income (loss)	1,037	(1,171)	(134)	(2,815)	(1,257)	(4,072)
Net income (loss) per common share:
Basic	$0.03	$(0.03)	$(0.00)	$(0.09)	$(0.04)	$(0.13)
Diluted	$0.03	$(0.03)	$(0.00)	$(0.09)	$(0.04)	$(0.13)

The impact of the adoption of FSP APB 14-1 on the results of operations for the six months ended June 30, 2008 and 2009 is presented below (in thousands, except for per share data):

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2009
		Incremental			Incremental
		Impact of		Before the	Impact of
	As Previously	Adoption of FSP		Impact of FSP	Adoption of FSP
	Reported	APB 14-1	As Adjusted	APB 14-1	APB 14-1	As Reported

Interest expense	$(3,747)	$(2,323)	$(6,070)	$(3,383)	$(2,479)	$(5,862)
(Provision) Benefit for income taxes	(108)	—	(108)	1,930	—	1,930
Net loss	(2,256)	(2,323)	(4,579)	(1,631)	(2,479)	(4,110)
Net loss per common share:
Basic	$(0.07)	$(0.08)	$(0.15)	$(0.05)	$(0.08)	$(0.13)
Diluted	$(0.07)	$(0.08)	$(0.15)	$(0.05)	$(0.08)	$(0.13)

The impact of the adoption of FSP APB 14-1 on balance sheet line items as of December 31, 2008 and June 30, 2009 is presented below (in thousands):

	December 31, 2008			June 30, 2009
		Incremental		Balance Before	Incremental
		Impact of		Incremental	Impact of
	As Previously	Adoption of FSP		Impact of FSP	Adoption of FSP
	Reported	APB 14-1	As Adjusted	APB 14-1	APB 14-1	As Reported

Prepaid expenses and other current assets	$8,518	$(157)	$8,361	$13,625	$(156)	$13,469
Deferred tax assets	28,942	(8,249)	20,693	23,868	(8,249)	15,619
Notes payable, net of debt discount	163,172	(13,249)	149,923	163,811	(10,770)	153,041
Additional paid-in capital	344,698	11,985	356,683	361,062	11,985	373,047
Accumulated deficit	(76,380)	(7,142)	(83,522)	(78,011)	(9,621)	(87,632)

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On July 26, 2006, the Company filed a complaint in the United States District Court for the Eastern District of Texas alleging that Desire2Learn infringes on U.S. Patent No. 6,988,138 held by the Company (the “’138 Patent”). On February 22, 2008, the jury returned a verdict in the Company’s favor on infringement and validity. On May 7, 2008, the court entered judgment for the Company in the amount of $3.3 million plus post-judgment interest accruing at 6% per annum. On June 11, 2008, Desire2Learn paid the Company the sum of $3.3 million, which consisted of the judgment amount plus accrued interest. On July 27, 2009, the United States Court of Appeals for the Federal Circuit affirmed in part, reversed in part, and dismissed in part the March 2008 decision of the district court in which the Company was awarded approximately $3.3 million in damages and interest. The Federal Circuit reversed the district court’s decision regarding the proper construction of independent claim 36, invalidating claims 36, 37 and 38 of the ’138 patent and affirmed the district court’s decision that claims 1-35 of the ’138 patent are invalid as indefinite. The decision did not reach all claims or contentions asserted by the parties with respect to infringement of claims 36, 37 and 38. The Federal Circuit’s decision also did not reach claims 39 through 44 of the ’138 patent, which remain valid and enforceable. In the event of a final, non-appealable judgment of a court that entirely disposes of the Company’s claims in the district court action such that the Company is foreclosed from recovering relief from Desire2Learn, the Company is required to repay the $3.3 million previously received plus 6% interest per annum within 10 business days. In the event that the Federal Circuit decision becomes final and non-appealable, such repayment obligation would be triggered. The Company intends to seek review of the Federal Circuit decision. As a result of the Federal Circuit decision, for the three months ended June 30, 2009, the Company recorded expenses of approximately $3.5 million related to the reversal of the district court judgment and a non-cash charge of $7.5 million as the result of impairment of capitalized patent costs.

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

The Company, from time to time, is subject to other litigation relating to matters in the ordinary course of business. The Company believes that any ultimate liability resulting from these contingencies will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

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

In July 2009, the Company acquired the business assets of Terriblyclever Design, LLC, a provider of mobile software applications for the education industry and the creator of MobilEdutm, a suite of mobile web applications for the education industry. The Blackboard MobilEdu service enables educational institutions to deliver campus life services and content to mobile devices to connect students, parents, faculty, prospective students and alumni to the campus experience. The purchase price of the transaction was $3.5 million in cash, plus up to $0.5 million in contingent payments, subject to certain adjustments.

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

On May 8, 2009, we completed our merger with ANGEL Learning, Inc. (“ANGEL”) pursuant to the Agreement and Plan of Merger dated May 1, 2009. Pursuant to the Agreement and Plan of Merger, we paid merger consideration of $101.3 million, which included $87.4 million in cash and $13.9 million in shares of our common stock, or approximately 0.5 million shares of common stock. The effective cash portion of the purchase price of ANGEL before transaction costs was approximately $80.8 million, net of ANGEL’s May 8, 2009 cash balance of approximately $6.6 million. We have included the financial results of ANGEL in our consolidated financial statements beginning May 9, 2009.

In July 2009, we acquired the business assets of Terriblyclever Design, LLC, a provider of software applications and the creator of MobilEdutm, a suite of mobile web applications for the education industry. The Blackboard MobilEdu service enables educational institutions to deliver campus life services and content to mobile devices to connect students, parents, faculty, prospective students and alumni to the campus experience. The purchase price of the transaction was $3.5 million in cash, plus up to $0.5 million in contingent payments, subject to certain adjustments.

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

Blackboard Learntm, our web-based teaching and learning platform, is the new version of the widely deployed Blackboard Academic Suitetm. We launched Blackboard Learntm, Release 9.0, our latest software release, in January 2009 as part of our multi- year, multi-release effort to deliver the next generation of Blackboard solutions, and it is available to our existing clients under their current licenses with us. Clients on the Blackboard Learn platform may license packages featuring combinations of the following modules: Course Delivery, Community Engagement, Content Management, Portfolio Management, and Outcomes Assessment. The new modules correspond to the products within the Blackboard Academic Suite as follows:

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

Major components of our cost of product revenues include license and other fees that we owe to third parties upon licensing software, and the cost of hardware that we bundle with our software. We initially defer these costs and recognize them into expense over the period in which the related revenue is recognized. Cost of product revenues also includes amortization of internally developed technology available for sale, telecommunications costs related to the Blackboard Connect product, all direct materials and shipping and handling costs, employee compensation, including bonuses, stock-based compensation and benefits for personnel supporting our hosting, support and production functions, as well as related facility rent, communication costs, utilities, depreciation expense and cost of external professional services used in these functions. All of these costs are expensed as incurred. The costs of third-party software and hardware that is not bundled with software are also expensed when incurred, normally upon delivery to our client. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles acquired in acquisitions. Amortization expense related to acquired technology was $8.7 million and $5.7 million for the six months ended June 30, 2008 and 2009, respectively.

Cost of professional services revenues primarily includes the costs of compensation, including bonuses, stock-based compensation and benefits for employees and external consultants who are involved in the performance of professional services engagements for our clients, as well as travel and related costs, facility rent, communication costs, utilities and depreciation expense used in these functions. All of these costs are expensed as incurred.

Research and development expenses include the costs of compensation, including bonuses, stock-based compensation and benefits for employees who are associated with the creation and testing of the products we offer, as well as the costs of external professional services, travel and related costs attributable to the creation and testing of our products, related facility rent, communication costs, utilities and depreciation expense used in these functions. All of these costs are expensed as incurred.

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

General and administrative expenses include the costs of compensation, including bonuses, stock-based compensation and benefits for employees in the human resources, legal, finance and accounting, management information systems, facilities management, executive management and other administrative functions that are not directly associated with the generation of revenues or the creation and testing of products. In addition, general and administrative expenses include the costs of external professional services and insurance, as well as related facility rent, communication costs, utilities and depreciation expense used in these functions. All of these costs are expensed as incurred.

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

Level 1 —	quoted prices in active markets for identical assets and liabilities

Level 2 —	inputs other than Level 1 quoted prices in active markets that are either directly or indirectly observable

Level 3 —	unobservable inputs that are corroborated by little or no market data

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value when they are considered to be other-than-temporarily impaired. During the six months ended June 30, 2009, there were no required fair value measurements for assets and liabilities at fair value on a non-recurring basis.

We evaluate assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by us.

During the three months ended June 30, 2009, we transferred our investment in common stock warrant out of Level 2 to Level 3. The classification of an instrument as Level 2 versus Level 3 involves judgment based on a variety of subjective factors, including determining whether a market is considered inactive based on an evaluation of the frequency and size of transactions occurring in a certain financial instrument or similar class of financial instruments. Determining an inactive market requires a judgmental evaluation that includes comparing the recent trading activities to historical experience. During the three months ended June 30, 2009, we determined that although some market data was available the investment in common stock warrant was principally valued using our own assumptions in calculating the estimate of fair value.

As of April 1, 2009, we adopted FSP SFAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim as well as annual financial statements. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for accounts receivables, accounts payables and accrued expenses.

Business combinations.  Effective January 1, 2009, we adopted SFAS No. 141(R), a revision of SFAS No. 141, “Business Combinations” (“SFAS No. 141(R)”). Under SFAS No. 141(R), an acquiring entity is required to recognize all of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of (provision) benefit for income taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.

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

Based on an analysis of patents held by the Company, certain costs of defending and protecting patents may be capitalized. All costs incurred prior to filing a patent application are expensed as incurred.

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

The Notes fall within the scope of FSP APB 14-1 because their terms include partial cash settlement. Accordingly, the debt and conversion components of the Notes are accounted for separately. We have determined that our nonconvertible borrowing rate at the time we issued the Notes was 6.9%. Accordingly, we estimated the fair value of the liability (debt) component as $144.1 million upon issuance of the Notes. The excess of the proceeds received over the estimated fair value of the liability component totaling $20.9 million was allocated to the conversion (equity) component. The carrying amount of the equity component of the Notes is $13.5 million and $10.9 million at December 31, 2008 and June 30, 2009, respectively, and is recorded as a debt discount and is netted against the remaining principal amount outstanding on our consolidated balance sheets.

In connection with obtaining the Notes, we incurred $4.5 million in debt issuance costs of which $4.0 million of these costs were allocated to the liability component and $0.5 million of these costs were allocated to the equity component upon the adoption of FSP APB 14-1. The carrying amount of the liability component of the debt issuance costs is $1.6 million and $1.0 million at December 31, 2008 and June 30, 2009, respectively, and is recorded as a debt discount and is netted against the remaining principal amount outstanding on our consolidated balance sheets.

The debt discount, which includes the equity component and the liability component of the debt issuance costs, is being amortized as interest expense using the effective interest method through July 1, 2011, the first redemption date of the Notes. We recorded total interest expense of approximately $3.0 million and $2.9 million for the three months ended June 30, 2008 and 2009, respectively, which consisted of $1.3 million in interest expense at a rate of 3.25% per year for each of the three months ended June 30, 2008 and 2009 and $1.7 million and $1.6 million in amortization of the debt discount for the three months ended June 30, 2008 and 2009, respectively. We recorded total interest expense of approximately $6.0 million and $5.8 million for the six months ended June 30, 2008 and 2009, respectively, which consisted of $2.7 million in interest expense at a rate of 3.25% per year for each of the six months ended June 30, 2008 and 2009 and $3.3 million and $3.1 million in amortization of the debt discount for the six months ended June 30, 2008 and 2009, respectively.

The principal amount of the liability component of the Notes was $165.0 million at December 31, 2008 and June 30, 2009. The unamortized debt discount was $15.1 million and $12.0 million at December 31, 2008 and June 30, 2009, respectively. The net carrying amount of the liability component of the Notes was $149.9 million and $153.0 million at December 31, 2008 and June 30, 2009, respectively.

The impact of the adoption of FSP APB 14-1 on the results of operations for the three months ended June 30, 2008 and 2009 is presented below (in thousands, except for per share data):

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2009
		Incremental			Incremental
		Impact of		Before the	Impact of
	As Previously	Adoption of		Impact of FSP	Adoption of
	Reported	FSP APB 14-1	As Adjusted	APB 14-1	FSP APB 14-1	As Reported

Interest expense	$(1,917)	$(1,171)	$(3,088)	$(1,714)	$(1,257)	$(2,971)
(Provision) Benefit for income taxes	(1,913)	—	(1,913)	1,907	—	1,907
Net income (loss)	1,037	(1,171)	(134)	(2,815)	(1,257)	(4,072)
Net income (loss) per common share:
Basic	$0.03	$(0.03)	$(0.00)	$(0.09)	$(0.04)	$(0.13)
Diluted	$0.03	$(0.03)	$(0.00)	$(0.09)	$(0.04)	$(0.13)

The impact of the adoption of FSP APB 14-1 on the results of operations for the six months ended June 30, 2008 and 2009 is presented below (in thousands, except for per share data):

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2009
		Incremental			Incremental
		Impact of		Before the	Impact of
	As Previously	Adoption of		Impact of FSP	Adoption of
	Reported	FSP APB 14-1	As Adjusted	APB 14-1	FSP APB 14-1	As Reported

Interest expense	$(3,747)	$(2,323)	$(6,070)	$(3,383)	$(2,479)	$(5,862)
(Provision) Benefit for income taxes	(108)	—	(108)	1,930	—	1,930
Net loss	(2,256)	(2,323)	(4,579)	(1,631)	(2,479)	(4,110)
Net loss per common share:
Basic	$(0.07)	$(0.08)	$(0.15)	$(0.05)	$(0.08)	$(0.13)
Diluted	$(0.07)	$(0.08)	$(0.15)	$(0.05)	$(0.08)	$(0.13)

The impact of the adoption of FSP APB 14-1 on balance sheet line items as of December 31, 2008 and June 30, 2009 is presented below (in thousands):

	December 31, 2008			June 30, 2009
		Incremental		Balance Before	Incremental
		Impact of		Incremental	Impact of
	As Previously	Adoption of		Impact of FSP	Adoption of
	Reported	FSP APB 14-1	As Adjusted	APB 14-1	FSP APB 14-1	As Reported

Prepaid expenses and other current assets	$8,518	$(157)	$8,361	$13,625	$(156)	$13,469
Deferred tax assets	28,942	(8,249)	20,693	23,868	(8,249)	15,619
Notes payable, net of debt discount	163,172	(13,249)	149,923	163,811	(10,770)	153,041
Additional paid-in capital	344,698	11,985	356,683	361,062	11,985	373,047
Accumulated deficit	(76,380)	(7,142)	(83,522)	(78,011)	(9,621)	(87,632)

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

We follow the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. We recognize interest and penalties related to income tax matters in income tax expense. All of our unrecognized tax benefit liability would affect our effective tax rate if recognized. We do not expect our unrecognized tax benefit liability as of June 30, 2009 to change significantly over the next 12 months.

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

Recent Accounting Pronouncements.  In June 2009, the FASB discussed its March 2009 Exposure Draft, “The Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” This project would make the FASB Accounting Standards Codification the single source of authoritative US accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the SEC and its staff. The Codification will be effective for financial statements for interim or annual periods ending after September 15, 2009. We are currently evaluating the requirements of this Exposure Draft.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
	(As adjusted (1))		(As adjusted (1))
	(Unaudited)

Revenues:
Product	91%	91%	91%	92%
Professional services	9	9	9	8

Total revenues	100	100	100	100
Operating expenses:
Cost of product revenues, excludes amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below	24	24	24	24
Cost of professional services revenues	7	5	7	6
Research and development	13	12	14	12
Sales and marketing	30	28	30	28
General and administrative	16	15	17	16
Patent related (proceeds) impairment and other costs	(4)	12	(2)	6
Amortization of intangibles resulting from acquisitions	13	9	13	9

Total operating expenses	99	105	103	101

Income (loss) from operations	1%	(5)%	(3)%	(1)%

(1)	On January 1, 2009, we adopted FSP APB 14-1, which required adjustment of prior periods. See note 7 of Notes to unaudited consolidated financial statements.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Our total revenues for the three months ended June 30, 2009 were $92.1 million, representing an increase of $16.6 million, or 21.9%, as compared to $75.5 million for the three months ended June 30, 2008.

A detail of our total revenues by classification is as follows:

	Three Months Ended June 30,
	2008			2009
		Professional			Professional
	Product	Services		Product	Services
	Revenues	Revenues	Total	Revenues	Revenues	Total
	(Unaudited)
	(In millions)

Recurring ratable revenues	$58.6	$1.0	$59.6	$73.6	$1.2	$74.8
Non-recurring ratable	6.6	—	6.6	6.2	—	6.2
revenues
Other revenues	3.1	6.2	9.3	3.6	7.5	11.1

Total revenues	$68.3	$7.2	$75.5	$83.4	$8.7	$92.1

Product revenues.  Product revenues, including domestic and international, for the three months ended June 30, 2009 were $83.4 million, representing an increase of $15.0 million, or 21.9%, as compared to $68.4 million for the three months ended June 30, 2008. Recurring ratable product revenues increased by $15.0 million, or 25.6%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This increase in recurring ratable revenues was primarily due to a $7.1 million increase in revenues recognized for subscription fees from customers accessing our on-demand application services primarily related to Blackboard Connect. The increase was also due to a $3.3 million increase in revenues from Blackboard Learn enterprise licenses, which was attributable to current and prior period sales to new and existing clients, the continued shift of our existing clients from Blackboard Learn basic products to Blackboard Learn enterprise products and the cross-selling of other enterprise products to existing clients. Blackboard Learn enterprise products have additional functionality that is not available in Blackboard Learn basic products and consequently some Blackboard Learn basic product clients upgrade to Blackboard Learn enterprise products. Licenses of the enterprise version of Blackboard Learn products have higher average pricing, which normally results in at least twice the contractual value as compared to Blackboard Learn basic product licenses. The remaining increase in recurring ratable product revenues primarily resulted from a $2.7 million increase in hosting revenues and a $1.3 million increase in revenues primarily related to our arrangements with our technology and content partners.

The decrease in non-recurring ratable revenues was primarily due to a decrease in sales of third-party hardware and software products.

The increase in other product revenues was primarily due to an increase in sales related to certain of our content management software products.

Of our total revenues, our total international revenues for the three months ended June 30, 2009 were $17.5 million, representing an increase of $2.4 million, or 15.9%, as compared to $15.1 million for the three months ended June 30, 2008. International revenues as a percentage of total revenues decreased to 19.0% for the three months ended June 30, 2009 from 20.0% for the three months ended June 30, 2008 due to the increase in Blackboard Connect revenues which is primarily sold in the United States. International product revenues, which consist primarily of recurring ratable product revenues, were $16.2 million for the three months ended June 30, 2009, representing an increase of $2.4 million, or 17.4%, as compared to $13.8 million for the three months ended June 30, 2008. The increase in international recurring ratable product revenues was primarily due to an increase in international revenues from Blackboard Learn enterprise products resulting from prior period sales to new and existing clients. In addition, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.

Professional services revenues.  Professional services revenues for the three months ended June 30, 2009 were $8.7 million, representing an increase of $1.6 million, or 21.7%, as compared to $7.2 million for the three months ended June 30, 2008. The increase in professional services was primarily attributable to increased sales of consulting services. As a percentage of total revenues, professional services revenues for the three months ended June 30, 2008 and 2009 were 9.5%.

Cost of product revenues.  Our cost of product revenues for the three months ended June 30, 2009 was $21.8 million, representing an increase of $3.8 million, or 20.9%, as compared to $18.0 million for the three months ended June 30, 2008. The increase in cost of product revenues was primarily due to an increase of $1.6 million increase in expenses related to hosting services due to the increase in the number of clients contracting for new hosting services or existing clients expanding their existing hosting arrangements and a $0.6 million increase in expenses incurred related to our Blackboard Connect product, including related telecommunications costs. The remaining increase was primarily due to increases in our technical support expenses associated with increased headcount and personnel costs to support increase in licenses held by new and existing clients. Cost of product revenues as a percentage of product revenues decreased to 26.1% for the three months ended June 30, 2009 compared to 26.3% for the three months ended June 30, 2008.

Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology was $4.6 million and $2.0 million for the three months ended June 30, 2008 and 2009, respectively. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 28.5% for the three months ended June 30, 2009 as compared to 33.0% for the three months ended June 30, 2008.

Cost of professional services revenues.  Our cost of professional services revenues for the three months ended June 30, 2009 was $4.7 million, representing a decrease of $0.4 million, or 8.4%, as compared to $5.1 million for the three months ended June 30, 2008. This decrease was primarily due to a decrease in personnel-related costs due to lower average headcount during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Cost of professional services revenues as a percentage of professional services revenues decreased to 53.9% for the three months ended June 30, 2009 from 71.6% for the three months ended June 30, 2008. The increase in professional services revenues margin was primarily attributable to an increase in professional services revenues from new professional service engagements in current and prior periods and the decrease in personnel-related costs.

Research and development expenses.  Our research and development expenses for the three months ended June 30, 2009 were $11.2 million, representing an increase of $1.3 million, or 12.8%, as compared to $9.9 million for the three months ended June 30, 2008. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, including increased personnel-related costs associated with the inclusion of ANGEL following the merger that closed in May 2009.

Sales and marketing expenses.  Our sales and marketing expenses for the three months ended June 30, 2009 were $25.8 million, representing an increase of $3.0 million, or 13.2%, as compared to $22.8 million for the three months ended June 30, 2008. This increase was primarily attributable to a $1.2 million increase in general marketing activities associated with a larger Blackboard users conference in Europe in May 2009 and the inclusion of ANGEL’s user conference in June 2009. We also had an increase of approximately $0.6 million in commissions related to international sales during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Further, we incurred approximately $0.7 million in additional bad debt expense during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The remaining increase is related to the inclusion of ANGEL’s sales and marketing groups following the merger that closed in May 2009.

General and administrative expenses.  Our general and administrative expenses for the three months ended June 30, 2009 were $14.2 million, representing an increase of $1.8 million, or 14.3%, as compared to $12.5 million for the three months ended June 30, 2008. This increase was primarily attributable to approximately $1.5 million in acquisition and integration related expenses attributable to the ANGEL merger that closed in May 2009 and approximately $0.3 million due to increased personnel-related costs due to higher average headcount during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 primarily due to the increased headcount following the ANGEL merger, offset in part by approximately $0.6 million in lower rent expense due to the fact that we were paying rent for both our new corporate headquarters in Washington, DC and our old location in Washington, DC during the three months ended June 30, 2008.

Patent related (proceeds) impairment and other costs.  Our operating expenses were reduced during the three months ended June 30, 2008 due to the $3.3 million payment from Desire2Learn in June 2008 in satisfaction of the judgment amount plus accrued interest arising from the patent litigation between us and Desire2Learn. During the three months ended June 30, 2009, we recorded a $3.5 million expense related to the reversal of this verdict as the result of the outcome of an appeal by Desire2Learn. Additionally, during the three months ended June 30, 2009, we recorded a non-cash $7.5 million impairment charge related to capitalized patent costs due to the reversal of the 2008 verdict.

Net interest expense.  Our net interest expense for the three months ended June 30, 2009 was $2.9 million, representing an increase of $0.1 million, or 2.9%, as compared to $2.8 million for the three months ended June 30, 2008. This increase was primarily attributable to higher interest income earned on higher average cash and cash equivalents balances during 2008 as compared to 2009. The further decrease in interest income was due to lower interest yields on our cash and cash equivalent balances during the three months ended June 30, 2009 as compared to the six months ended June 30, 2008 due to the general reduction in interest rates and the use of cash to fund the ANGEL merger.

Other income.  Our other income for the three months ended June 30, 2009 was $1.4 million, representing a decrease of $2.4 million, or 64.0%, as compared to other income of $3.8 million for the three months ended June 30, 2008. As of June 30, 2008, we held a common stock warrant in an entity that provides technology support services to educational institutions, including our customers, to purchase 19.9% of the shares of the entity. Other income of approximately $4.0 million was recorded during the three months ended June 30, 2008 related to the fair value adjustment of the common stock warrant. In connection with an equity transaction between this entity and a venture capital firm, we exercised approximately one-half of our warrant and sold the related shares to the venture capital firm for approximately $2.0 million on July 1, 2008. The fair value of the common stock warrant was recorded as investment in common stock warrant on our consolidated balance sheets as of June 30, 2008 and was calculated based on the entity’s implied value upon closing of the equity transaction on July 1, 2008. On July 1, 2008, we entered into an amended common stock warrant agreement under which we can purchase up to 9.9% of the shares of the entity.

During the three months ended June 30, 2009, other income of approximately $1.1 million was recorded in our consolidated statements of operations related to the fair value adjustment of the common stock warrant in connection with an equity transaction between this entity and a venture capital firm that occurred in June 2009. We will evaluate the fair value of this instrument in subsequent reporting periods and any changes in value will be recognized in the consolidated statements of operations.

The remaining change related to the remeasurement of our foreign subsidiaries ledgers, which are maintained in the respective subsidiary’s local foreign currency, into the United States dollar.

(Provision) benefit for income taxes.  Our benefit for income taxes for the three months ended June 30, 2009 was $1.9 million as compared to our provision for income taxes of $1.9 million for the three months ended June 30, 2008. This change was due to our loss before benefit for income taxes during the three months ended June 30, 2009 as compared to our income before provision for income taxes during the three month ended June 30, 2008. Further, our effective tax rate for the three months ended June 30, 2008 reflected certain one-time events which affected our estimated effective annual tax rate which was applied to our results for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Our total revenues for the six months ended June 30, 2009 were $178.6 million, representing an increase of $34.6 million, or 24.0%, as compared to $144.0 million for the six months ended June 30, 2008.

A detail of our total revenues by classification is as follows:

	Six Months Ended June 30,
	2008			2009
		Professional			Professional
	Product	Services		Product	Services
	Revenues	Revenues	Total	Revenues	Revenues	Total
	(Unaudited)
	(In millions)

Recurring ratable revenues	$112.3	$1.8	$114.1	$143.9	$2.4	$146.3
Non-recurring ratable	12.2	—	12.2	12.4	—	12.4
revenues
Other revenues	7.0	10.7	17.7	7.2	12.7	19.9

Total revenues	$131.5	$12.5	$144.0	$163.5	$15.1	$178.6

Product revenues.  Product revenues, including domestic and international, for the six months ended June 30, 2009 were $163.5 million, representing an increase of $32.0 million, or 24.4%, as compared to $131.5 million for the six months ended June 30, 2008. Recurring ratable product revenues increased by $31.6 million, or 28.1%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This increase in recurring ratable revenues was primarily due to a $16.6 million increase in revenues recognized for subscription fees from customers accessing our on-demand application services primarily related to Blackboard Connect, which we acquired from our merger with NTI in January 2008. The increase was also due to a $7.3 million increase in revenues from Blackboard Learn enterprise licenses, which was attributable to current and prior period sales to new and existing clients, the continued shift of our existing clients from Blackboard Learn basic products to Blackboard Learn enterprise products and the cross-selling of other enterprise products to existing clients. Blackboard Learn enterprise products have additional functionality that is not available in Blackboard Learn basic products and consequently some Blackboard Learn basic product clients upgrade to Blackboard Learn enterprise products. Licenses of the enterprise version of Blackboard Learn products have higher average pricing, which normally results in at least twice the contractual value as compared to Blackboard Learn basic product licenses. The remaining increase in recurring ratable product revenues primarily resulted from a $5.4 million increase in hosting revenues and a $2.4 million increase in revenues primarily related to our arrangements with our technology and content partners.

The increase in non-recurring ratable product revenues was primarily due to an increase in sales of Blackboard Transact hardware products.

The increase in other product revenues was primarily due to an increase in sales related to certain of our content management software products.

Of our total revenues, our total international revenues for the six months ended June 30, 2009 were $33.9 million, representing an increase of $4.6 million, or 15.7%, as compared to $29.3 million for the six months ended June 30, 2008. International revenues as a percentage of total revenues decreased to 19.0% for the six months ended June 30, 2009 from 20.3% for the six months ended June 30, 2008 due to the increase in revenues from our Blackboard Connect product, which is primarily sold in the United States. International product revenues, which consist primarily of recurring ratable product revenues, were $31.3 million for the six months ended June 30, 2009, representing an increase of $4.3 million, or 15.9%, as compared to $27.0 million for the six months ended June 30, 2008. The increase in international recurring ratable product revenues was primarily due to an increase in international revenues from Blackboard Learn enterprise products resulting from prior period sales to new and existing clients. In addition, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.

Professional services revenues.  Professional services revenues for the six months ended June 30, 2009 were $15.1 million, representing an increase of $2.5 million, or 20.1%, as compared to $12.5 million for the six months ended June 30, 2008. The increase in professional services was primarily attributable to increased sales of consulting services. As a percentage of total revenues, professional services revenues for the six months ended June 30, 2009 were 8.4% as compared to 8.7% for the six months ended June 30, 2008. This decrease in professional service revenues as a percentage of total revenues is primarily due to the increase in revenues from our Blackboard Connect product, for which we generally do not provide consulting related services.

Cost of product revenues.  Our cost of product revenues for the six months ended June 30, 2009 was $43.2 million, representing an increase of $9.2 million, or 27.2%, as compared to $34.0 million for the six months ended June 30, 2008. The increase in cost of product revenues was primarily due to $3.3 million in expenses incurred related to our Blackboard Connect product, including related telecommunications costs, and a $3.8 million increase in expenses related to hosting services due to the increase in the number of clients contracting for new hosting services or existing clients expanding their existing hosting arrangements. The remaining increase is primarily due to increases in our technical support expenses associated with increased headcount and personnel costs to support increase in licenses held by new and existing clients, including the addition of ANGEL’s technical support groups following the merger that closed in May 2009. Cost of product revenues as a percentage of product revenues were 26.4% for the six months ended June 30, 2009 compared to 25.8% for the six months ended June 30, 2008. This decrease in product revenues margin is due primarily to the fair value adjustments to the acquired NTI and ANGEL deferred revenue balances recorded in purchase accounting.

Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology was $8.7 million and $5.7 million for the six months ended June 30, 2008 and 2009, respectively. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 29.9% for the six months ended June 30, 2009 as compared to 32.4% for the six months ended June 30, 2008.

Cost of professional services revenues.  Our cost of professional services revenues for the six months ended June 30, 2009 was $9.5 million, representing a decrease of $0.6 million, or 6.1%, as compared to $10.1 million for the six months ended June 30, 2008. This decrease was primarily due to a decrease in personnel-related costs due to lower average headcount during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Cost of professional services revenues as a percentage of professional services revenues decreased to 62.9% for the six months ended June 30, 2009 from 80.4% for the six months ended June 30, 2008. The increase in professional services revenues margin was primarily attributable to an increase in professional services revenues from new professional service engagements in current and prior periods and the decrease in personnel-related costs.

Research and development expenses.  Our research and development expenses for the six months ended June 30, 2009 were $22.0 million, representing an increase of $2.4 million, or 12.0%, as compared to $19.7 million for the six months ended June 30, 2008. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, including increased personnel-related costs associated with the inclusion of ANGEL following the ANGEL merger that closed in May 2009 and NTI following the NTI merger that closed in January 2008.

Sales and marketing expenses.  Our sales and marketing expenses for the six months ended June 30, 2009 were $49.7 million, representing an increase of $6.1 million, or 14.0%, as compared to $43.6 million for the six months ended June 30, 2008. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 primarily due to the increased headcount following the ANGEL merger that closed in May 2009 and the NTI merger that closed in January 2008. Further, we incurred approximately $1.1 million in additional bad debt expense during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

General and administrative expenses.  Our general and administrative expenses for the six months ended June 30, 2009 were $27.8 million, representing an increase of $2.6 million, or 10.4%, as compared to $25.2 million for the six months ended June 30, 2008. This increase was primarily attributable to approximately $1.7 million in acquisition and integration related expenses attributable to the ANGEL merger that closed in May 2009. The further increase is primarily due to increased personnel-related costs due to higher average headcount during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 primarily due to the increased headcount following the ANGEL merger.

Patent related (proceeds) impairment and other costs.  Our operating expenses were reduced during the six months ended June 30, 2008 due to the $3.3 million payment from Desire2Learn in June 2008 in satisfaction of the judgment amount plus accrued interest arising from the patent litigation between us and Desire2Learn. During the six months ended June 30, 2009, we recorded a $3.5 million expense related to the reversal of this verdict as the result of the outcome of an appeal by Desire2Learn. Additionally, during the six months ended June 30, 2009, we recorded a non-cash $7.5 million impairment charge related to capitalized patent costs due to the reversal of the 2008 verdict.

Net interest expense.  Our net interest expense for the six months ended June 30, 2009 was $5.7 million, representing an increase of $0.8 million, or 15.7%, as compared to $4.9 million for the six months ended June 30, 2008. This increase was primarily attributable to higher interest income earned on higher average cash and cash equivalents balances during 2008 as compared to 2009. The further decrease in interest income was due to lower interest yields on our cash and cash equivalent balances during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 due to the general reduction in interest rates and the use of cash to fund the ANGEL merger.

Other income.  Our other income for the six months ended June 30, 2009 was $0.8 million, representing a decrease of $3.3 million, or 80.4%, as compared to other income of $4.1 million for the six months ended June 30, 2008. As of June 30, 2008, we held a common stock warrant in an entity that provides technology support services to educational institutions, including our customers, to purchase 19.9% of the shares of the entity. Other income of approximately $4.0 million was recorded during the six months ended June 30, 2008 related to the fair value adjustment of the common stock warrant. In connection with an equity transaction between this entity and a venture capital firm, we exercised approximately one-half of our warrant and sold the related shares to the venture capital firm for approximately $2.0 million on July 1, 2008. The fair value of the common stock warrant was recorded as investment in common stock warrant on our consolidated balance sheets as of June 30, 2008 and was calculated based on the entity’s implied value upon closing of the equity transaction on July 1, 2008. On July 1, 2008, we entered into an amended common stock warrant agreement in which we can purchase up to 9.9% of the shares of the entity.

During the six months ended June 30, 2009, other income of approximately $1.1 million was recorded in our consolidated statements of operations related to the fair value adjustment of the common stock warrant in connection with an equity transaction between this entity and a venture capital firm that occurred in June 2009. We will evaluate the fair value of this instrument in subsequent reporting periods and any changes in value will be recognized in the consolidated statements of operations.

The remaining change in other income for the six months ended June 30, 2009 as compared to the six month ended June 30, 2008 related to the remeasurement of our foreign subsidiaries ledgers, which are maintained in the respective subsidiary’s local foreign currency, into the United States dollar.

(Provision) benefit for income taxes.  Our benefit for income taxes for the six months ended June 30, 2009 was $1.9 million as compared to our provision for income taxes of $0.1 million for the six months ended June 30, 2008. The benefit for income taxes for the six months ended June 30, 2009 was primarily due to the $3.5 million expense related to the reversal of Desire2Learn verdict and the $7.5 million impairment charge related to capitalized patent costs. Further, the provision for income taxes for the six months ended June 30, 2008 reflected certain one-time events which affected our estimated effective annual tax rate which was applied to our results for the six months ended June 30, 2008.

Liquidity and Capital Resources

Our cash and cash equivalents were $58.7 million at June 30, 2009 as compared to $141.7 million at December 31, 2008. The decrease in cash and cash equivalents was primarily due to the use of cash for the ANGEL merger. Cash and cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Net cash provided by operating activities was $13.9 million during the six months ended June 30, 2009 as compared to net cash used in operations of $4.8 million during the six months ended June 30, 2008. During the six months ended June 30, 2009, accounts receivable decreased $8.4 million, excluding ANGEL’s acquired accounts receivable. This decrease in accounts receivable was due to strong collections during 2009 and timing of certain renewals. We recognize revenues on annually renewable agreements, which results in deferred revenues. Deferred revenues increased $28.9 million during the six months ended June 30, 2009, excluding ANGEL’s acquired deferred revenues. This increase was expected and was due to the seasonal variations in our business due to the timing of our clients’ budget cycles and the renewal dates for our existing clients’ annual licenses. Amortization of intangibles resulting from acquisitions was $16.4 million during the six months ended June 30, 2009 and related to the amortization of identified intangibles resulting from acquisitions. For the three months ended June 30, 2009, we recorded a non-cash $7.5 million impairment charge related to capitalized patent costs due to the reversal of the 2008 patent judgment verdict against Desire2Learn.

Net cash used in investing activities was $99.5 million during the six months ended June 30, 2009 as compared to $152.7 million during the six months ended June 30, 2008. During the six months ended June 30, 2009 we paid $82.3 million in net cash consideration for the acquisition of ANGEL, including transaction costs of approximately $1.5 million. During the six months ended June 30, 2008, we paid $132.9 million for acquisitions which primarily related to the NTI merger and excludes certain NTI merger costs that were paid in 2007. During the three months ended June 30, 2009, approximately 0.2 million shares of our common stock held in escrow as part of the NTI merger were returned us in order to satisfy certain acquisition-related liabilities of approximately $8.0 million, of which $3.8 million was paid during the six months ended June 30, 2009. We retired the shares of common stock during the three months ended June 30, 2009 and the shares of common stock are not included as issued and outstanding as of June 30, 2009. During the six months ended June 30, 2009, cash expenditures for purchases of property and equipment were $12.9 million, which represents approximately 7.2% of total revenues for the six months ended June 30, 2009.

Net cash provided by financing activities was $2.6 million during the six months ended June 30, 2009 as compared to $6.3 million during the six months ended June 30, 2008. During the six months ended June 30, 2009, we received $2.3 million in proceeds from exercise of stock options as compared to $5.3 million during the six months ended June 30, 2008.

In July 2009, we acquired the business assets of Terriblyclever Design, LLC, a provider of software applications and the creator of MobilEdutm, a suite of mobile web applications for the education industry. The Blackboard MobilEdu service enables educational institutions to deliver campus life services and content to mobile devices to connect students, parents, faculty, prospective students and alumni to the campus experience. The purchase price of the transaction was $3.5 million in cash, plus up to $0.5 million in contingent payments, subject to certain adjustments.

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

The Notes bear interest at a rate of 3.25% per year on the principal amount, accruing from June 20, 2007. Interest is payable semi-annually on January 1 and July 1. We made interest payments of $2.8 million on December 31, 2007 and $2.7 million on each of July 1, 2008, December 30, 2008 and June 30, 2009. The Notes will mature on July 1, 2027, subject to earlier conversion, redemption or repurchase.

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

Because the Notes contain an adjusting conversion rate provision based on our common stock price and anti-dilution adjustment provisions, at each reporting period, we evaluate whether any adjustments to the conversion price would alter the effective conversion rate from the stated conversion rate and result in an “in-the-money” conversion. Whenever an adjustment to the conversion rate results in an increase in the number of shares of common stock issuable upon conversion of the Notes, we would recognize a beneficial conversion feature in the period such a determination is made and amortize it over the remaining life of the Notes. As of June 30, 2009, a beneficial conversion feature under the Notes did not exist.

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

Interest income on our cash and cash equivalents is subject to interest rate fluctuations. For the three and six months ended June 30, 2009, a one percentage point decrease in interest rates would not have had a material effect on the consolidated results of operations and financial condition.

We have accounts on our foreign subsidiaries’ ledgers which are maintained in the respective subsidiary’s local foreign currency and remeasured into the U.S. dollar. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we sell products and services including the Canadian dollar, Euro, British pound, Japanese yen, Australian dollar and others. For the three and six months ended June 30, 2009, a one percentage point adverse change in these various exchange rates into the U.S. dollar as of June 30, 2009 would not have had a material effect on the consolidated results of operations and financial condition.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On July 26, 2006, we filed a complaint in the United States District Court for the Eastern District of Texas alleging that Desire2Learn Inc. (“Desire 2 Learn”) infringes on U.S. Patent No. 6,988,138 (the “138 Patent”). On February 22, 2008, the jury returned a verdict in our favor on infringement and validity. On May 7, 2008, the court entered judgment for us in the amount of $3.3 million plus post-judgment interest accruing at 6% per annum. On June 11, 2008, Desire2Learn paid us the sum of $3.3 million, which consisted of the judgment amount plus accrued interest. On July 27, 2009, the United States Court of Appeals for the Federal Circuit affirmed in part, reversed in part, and dismissed in part the March 2008 decision of the district court. The Federal Circuit reversed the district court’s decision regarding the proper construction of independent claim 36, invalidating claims 36, 37 and 38 of the ’138 patent and affirmed the district court’s decision that claims 1-35 of the ’138 patent are invalid as indefinite. The decision did not reach all claims or contentions asserted by the parties with respect to infringement of claims 36, 37 and 38. The Federal Circuit’s decision also did not reach claims 39 through 44 of the ’138 patent, which remain valid and enforceable. In the event of a final, non-appealable judgment of a court that entirely disposes of our claims in the district court action such that we are foreclosed from recovering relief from Desire2Learn, we are required to repay the $3.3 million previously received plus 6% interest per annum within 10 business days. In the event that the Federal Circuit decision becomes final and non-appealable, such repayment obligation would be triggered. We intend to seek review of the Federal Circuit decision.

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

We describe our business risk factors below. This description includes any material changes to and supersedes the description of the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

Most of our clients and potential clients are colleges, universities, schools and other education providers who depend substantially on government funding. Accordingly, any general decrease, delay or change in federal, state or local funding for colleges, universities, schools and other education providers could cause our current and potential clients to reduce their purchases of our products and services, to exercise their right to terminate licenses, or to decide not to renew licenses, any of which could cause us to lose revenues. In addition, a specific reduction in governmental funding support for products such as ours would also cause us to lose revenues. In light of the severe economic downturn experienced in the U.S. and globally commencing in the second half of 2008 and in 2009, many of our clients have experienced and may continue to experience budgetary pressures, which may have a negative impact on sales of our products. Continuing unfavorable economic conditions may result in budget cuts and lead to lower overall spending, including information technology spending, by our current and potential clients, which may cause our revenues to decrease. In addition, our accounts receivable may increase and the relative aging of our receivables may deteriorate if our clients delay or are unable to make their payments due to the tightening of credit markets and the lack of available funding. A prolonged economic downturn may make it difficult for potential clients to buy our products and might compromise the ability of existing clients to renew their licenses. Also, because many of our clients begin their fiscal year in July or later, the full impact of the economic conditions may not yet have become apparent and we may face decreases in our sales or renewal of existing clients if their new budgets require cost reductions.

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

If our newest products, the Blackboard Outcomes System, Blackboard Connect and Blackboard MobilEdu, do not gain widespread market acceptance, our financial results could suffer. We introduced our newest software application, the Blackboard Outcomes System, in December 2006. We acquired the technology underlying Blackboard Connect through our merger with The NTI Group, Inc. in January 2008, and acquired the technology underlying the Blackboard MobilEdu platform through our purchase of the business assets of Terriblyclever Design, LLC in July 2009. Our ability to grow our business will depend, in part, on client acceptance of these products. If we are not successful in gaining market acceptance of these products, our revenues may fall below our expectations.

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

Our mergers with The NTI Group, Inc. (“NTI”) and ANGEL Learning, Inc. (“ANGEL”) present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of the transactions.

We completed the merger with NTI on January 31, 2008. We completed the merger with ANGEL on May 8, 2009. We entered into these transactions with the expectation that each would result in various long-term benefits including improved revenue and profits, and enhancements to our product portfolio and customer base. Risks that we may encounter in seeking to realize the benefits of these and other proposed acquisitions transactions include:

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

Future business combinations could involve the acquisition of significant tangible and intangible assets, which could require us to record in our statements of operations ongoing amortization of identified intangible assets acquired in connection with acquisitions, which we currently do with respect to our historical acquisitions, including the NTI and ANGEL mergers. In addition, we may need to record write-downs from future impairments of identified tangible and intangible assets and goodwill. These accounting charges would reduce any future reported earnings, or increase a reported loss. In future acquisitions, we could also incur debt to pay for acquisitions, or issue additional equity securities as consideration, which could cause our stockholders to suffer significant dilution.

Additionally, our ability to utilize net operating loss carryforwards, if any, acquired in any acquisitions may be significantly limited or unusable by us under Section 382 or other sections of the Internal Revenue Code.

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

We may experience difficulties that could delay or prevent the successful development, introduction and sale of new products under development. If introduced for sale, the new products may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance, which could cause our financial results to suffer. In addition, during the development period for the new products, our customers may defer or forego purchases of our products and services. We often obtain renewable client contracts in acquisitions, such as our acquisitions of WebCT, NTI, and ANGEL, and if we experience a decrease in the renewal rate from expected levels it could reduce revenues below our expectations.

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

Our future success depends upon the continued service of our key management, technical, sales and other critical personnel, including employees who joined Blackboard in connection with our acquisitions of WebCT, NTI and ANGEL. Whether we are able to execute effectively on our business strategy will depend in large part on how well key management and other personnel perform in their positions and are integrated within our company. Key personnel have left our company over the years, and there may be additional departures of key personnel from time to time. In addition, as we seek to expand our global organization, the hiring of qualified sales, technical and support personnel has been difficult due to the limited number of qualified professionals. Failure to attract, integrate and retain key personnel would result in disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives and the results of our operations.

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

Unanticipated problems affecting our network systems could cause interruptions or delays in the delivery of the hosting services we provide to some of our clients. We provide remote hosting through computer hardware that is currently located in third-party co- location facilities in various locations in the United States, The Netherlands and Australia. We do not control the operation of these co-location facilities. Lengthy interruptions in our hosting service could be caused by the occurrence of a natural disaster, power loss, vandalism or other telecommunications problems at the co-location facilities or if these co-location facilities were to close without adequate notice. Although we have developed certain redundancies in our systems, we have experienced problems of this nature from time to time in the past, and we will continue to be exposed to the risk of network failures in the future. We currently do not have adequate computer hardware and systems to provide alternative service for most of our hosted clients in the event of an extended loss of service at the co-location facilities. Certain of our co-location facilities are served by data backup redundancy at other facilities. However, they are not equipped to provide full disaster recovery to all of our hosted clients. If there are operational failures in our network infrastructure that cause interruptions, slower response times, loss of data or extended loss of service for our remotely hosted clients, we may be required to issue credits or pay penalties, current clients may terminate their contracts or elect not to renew them, and we may lose sales to potential clients. If we determine that we need additional hardware and systems, we may be required to make further investments in our network infrastructure.

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

We held our annual meeting of stockholders on June 4, 2009. At the annual meeting, our stockholders elected the persons listed below as Class II directors of our board of directors, approved an amendment to our Amended and Restated 2004 Stock Incentive Plan to increase the number of shares authorized for issuance under the plan from 8,700,000 to 10,500,000 and make other specified changes, and ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. The voting results of the meeting are presented in the following tables:

Item 1.	For	Withheld

Election of Directors
Michael L. Chasen	29,081,364	1,120,460
Thomas Kalinske	29,714,286	487,538

Item 2.	For	Against	Abstain

Approval of an Amendment to the Amended and Restated 2004 Stock Incentive Plan to increase the number of shares authorized for issuance under the plan from 8,700,000 to 10,500,000 and other specified changes	19,474,151	8,156,616	57,469
Item 3.

Ratification of Selection of Independent Public Accounting Firm	29,381,193	753,920	66,709

Item 6.	Exhibits.

(a) Exhibits:

Exhibit No.	Description

10.1	Amended and Restated 2004 Stock Incentive Plan, as amended(1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on Schedule 14A on April 21, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blackboard Inc.

By:	/s/ Michael J. Beach
Michael J. Beach
Chief Financial Officer
(On behalf of the registrant and as Principal
Financial Officer)

Dated: August 6, 2009