Form 10-Q
period 2009-09-30
BLACKBOARD INC
filed 2009-11-06
CIK 1106942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class	Outstanding at October 31, 2009

Common Stock, $0.01 par value	32,546,577

Blackboard Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2009

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “Blackboard” refer to Blackboard Inc. and its subsidiaries.

ii

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BLACKBOARD INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	September 30,
	2008	2009
	(As adjusted (1))

Current assets:
Cash and cash equivalents	$141,746	$132,049
Accounts receivable, net of allowance for doubtful accounts of $926 and $2,159, respectively	92,529	93,018
Inventories	1,783	2,140
Prepaid expenses and other current assets	8,361	12,235
Deferred tax asset, current portion	1,796	5,255
Deferred cost of revenues	7,126	7,609

Total current assets	253,341	252,306
Deferred tax asset, noncurrent portion	18,897	9,067
Investment in common stock warrant	1,990	3,124
Restricted cash	4,249	4,139
Property and equipment, net	31,950	36,286
Other assets	549	936
Goodwill	263,850	329,287
Intangible assets, net	75,126	80,586

Total assets	$649,952	$715,731

Current liabilities:
Accounts payable	$2,579	$5,524
Accrued expenses	27,879	35,880
Deferred rent, current portion	345	975
Deferred revenues, current portion	179,238	200,472

Total current liabilities	210,041	242,851
Convertible senior notes, net of debt discount of $15,077 and $10,388, respectively	149,923	154,612
Deferred rent, noncurrent portion	10,959	11,674
Deferred revenues, noncurrent portion	5,554	6,536

Total liabilities	376,477	415,673

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 31,359,738 and 32,203,982 shares issued and outstanding, respectively	314	322
Additional paid-in capital	356,683	383,060
Accumulated deficit	(83,522)	(83,324)

Total stockholders’ equity	273,475	300,058

Total liabilities and stockholders’ equity	$649,952	$715,731

See notes to unaudited consolidated financial statements.

(1)	On January 1, 2009, the Company adopted ASC 470, “Debt,” (Prior authoritative literature: FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion”) which required adjustment of prior periods. See Note 7 of notes to unaudited consolidated financial statements.

BLACKBOARD INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
	(As adjusted (1))		(As adjusted (1))

Revenues:
Product	$74,332	$87,862	$205,818	$251,369
Professional services	8,758	10,546	21,295	25,597

Total revenues	83,090	98,408	227,113	276,966
Operating expenses:
Cost of product revenues, excludes $4,572 and $2,480 for the three months ended September 30, 2008 and 2009, respectively, and $13,232 and $8,153 for the nine months ended September 30, 2008 and 2009, respectively, in amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below(2)	19,626	23,849	53,597	67,055
Cost of professional services revenues(2)	4,994	5,550	15,078	15,020
Research and development(2)	10,514	11,428	30,191	33,848
Sales and marketing(2)	24,079	24,670	67,699	74,008
General and administrative(2)	12,716	14,636	37,931	42,476
Patent related (proceeds) impairment and other costs	—	—	(3,313)	10,984
Amortization of intangibles resulting from acquisitions	9,729	9,282	28,137	25,728

Total operating expenses	81,658	89,415	229,320	269,119

Income (loss) from operations	1,432	8,993	(2,207)	7,847
Other (expense) income, net:
Interest expense	(3,004)	(3,015)	(9,073)	(8,877)
Interest income	339	36	1,487	202
Other (expense) income	(233)	300	3,857	1,103

(Loss) income before benefit (provision) for income taxes	(1,466)	6,314	(5,936)	275
Benefit (provision) for income taxes	2,351	(2,007)	2,243	(77)

Net income (loss)	$885	$4,307	$(3,693)	$198

Net income (loss) per common share:
Basic	$0.03	$0.13	$(0.12)	$0.01

Diluted	$0.03	$0.13	$(0.12)	$0.01

Weighted average number of common shares:
Basic	31,184,215	32,073,491	30,754,997	31,682,212

Diluted	32,203,249	33,045,337	30,754,997	32,466,179

(2) Includes the following amounts related to stock-based compensation:
Cost of product revenues	$244	$347	$679	$923
Cost of professional services revenues	8	138	240	398
Research and development	195	284	547	768
Sales and marketing	1,549	1,501	4,630	4,625
General and administrative	1,636	1,775	5,015	5,270

See notes to unaudited consolidated financial statements.

(1)	On January 1, 2009, the Company adopted ASC 470, “Debt,” (Prior authoritative literature: FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion”) which required adjustment of prior periods. See Note 7 of notes to unaudited consolidated financial statements.

BLACKBOARD INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months
	Ended September 30,
	2008	2009
	(As adjusted (1))

Cash flows from operating activities
Net (loss) income	$(3,693)	$198
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred tax benefit	(6,094)	(2,455)
Excess tax benefit from stock-based compensation	(1,903)	(763)
Amortization of debt discount	4,777	4,689
Depreciation and amortization	11,642	14,045
Amortization of intangibles resulting from acquisitions	28,137	25,728
Patent related impairment charge	—	7,447
Change in allowance for doubtful accounts	245	1,233
Stock-based compensation	11,111	11,984
Gain on investment in common stock warrant	(3,980)	(1,136)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(41,818)	987
Inventories	59	(357)
Prepaid expenses and other current assets	(2,545)	(3,319)
Deferred cost of revenues	(6)	(483)
Accounts payable	(2,027)	2,885
Accrued expenses	1,006	8,780
Deferred rent	8,575	1,345
Deferred revenues	51,932	19,002

Net cash provided by operating activities	55,418	89,810
Cash flows from investing activities
Acquisitions, net of cash acquired	(132,992)	(91,784)
Purchases of property and equipment	(22,297)	(15,919)
Purchases of available-for-sale securities	—	(6,586)
Redemptions of available-for-sale securities	—	6,586
Payments for patent enforcement costs	(3,141)	(414)
Proceeds from sale of investment in common stock warrant	1,990	—

Net cash used in investing activities	(156,440)	(108,117)
Cash flows from financing activities
Releases of letters of credit	777	110
Payments on letters of credit	(127)	—
Excess tax benefits from stock-based compensation	1,903	763
Proceeds from exercise of stock options	10,657	7,737

Net cash provided by financing activities	13,210	8,610
Net decrease in cash and cash equivalents	(87,812)	(9,697)
Cash and cash equivalents at beginning of period	206,558	141,746

Cash and cash equivalents at end of period	$118,746	$132,049

See notes to unaudited consolidated financial statements.

(1)	On January 1, 2009, the Company adopted ASC 470, “Debt,” (Prior authoritative literature: FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion”) which required adjustment of prior periods. See Note 7 of notes to unaudited consolidated financial statements.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2008 and 2009

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2007 and 2008 and for each of the three years in the period ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2009.

In May 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 855, “Subsequent Events” (“ASC 855”) (Prior authoritative literature: Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated all events or transactions that occurred after September 30, 2009 through November 6, 2009, the date these unaudited financial statements were issued.

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

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value Measurements

As of January 1, 2008, the Company adopted ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) (Prior authoritative literature: SFAS No. 157, “Fair Value Measurements,” except as it applied to the nonfinancial assets and nonfinancial liabilities subject to FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which the Company adopted effective January 1, 2009). ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and expands required disclosure about fair value measurements. The ASC 820 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

Level 1 — quoted prices in active markets for identical assets and liabilities

Level 2 —	inputs other than Level 1 quoted prices in active markets that are either directly or indirectly observable

Level 3 — unobservable inputs that are corroborated by little or no market data

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2009, by level within the fair value hierarchy (in thousands):

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents(1)	$97,768	$97,768	$—	$—
Investment in common stock warrant	3,124	—	—	3,124

Total Assets	$100,892	$97,768	$—	$3,124

Liabilities:
Convertible senior notes(2)	$163,350	$163,350	$—	$—

(1)	Cash equivalents consist of money market funds with original maturity dates of less than three months for which the fair value is based on quoted market prices.

(2)	The fair value of the Company’s convertible senior notes is based on the quoted market price.

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value when they are considered to be other-than-temporarily impaired. During the nine months ended September 30, 2009, there were no required fair value measurements for assets and liabilities at fair value on a non-recurring basis.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the beginning and ending balances for the major class of assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Investment in
Common Stock
Warrant

Balance on December 31, 2008	$—
Transfers in and/or (out) of Level 3	1,990
Total gains (losses) realized / unrealized included in earnings	1,134
Purchases, sales, issuances and settlements, net	—

Balance on September 30, 2009	$3,124

During the nine months ended September 30, 2009, the Company transferred its investment in common stock warrant out of Level 2 to Level 3. The classification of an instrument as Level 2 versus Level 3 involves judgment based on a variety of subjective factors, including determining whether a market is considered inactive based on an evaluation of the frequency and size of transactions occurring in a certain financial instrument or similar class of financial instruments. Determining an inactive market requires a judgmental evaluation that includes comparing the recent trading activities to historical experience. During the nine months ended September 30, 2009, the Company determined that although some market data was available the investment in common stock warrant was principally valued using the Company’s own assumptions in calculating the estimate of fair value.

As of April 1, 2009, the Company adopted ASC 825, “Financial Instruments,” (Prior authoritative literature: FASB Staff Position (“FSP”) SFAS 107-1 and Accounting Principles Board (“APB”) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”) which requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim as well as annual financial statements. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for accounts receivables, accounts payables and accrued expenses.

Investment in Common Stock Warrant

The Company holds a warrant to purchase common stock in an entity that provides technology support services to educational institutions, including the Company’s customers, that is exercisable for 9.9% of the common shares of the entity. This common stock warrant meets the definition of a derivative as defined by ASC 815, “Derivatives and Hedging” (ASC 815”) (Prior authoritative literature: FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity”). During the nine months ended September 30, 2009, other income of approximately $1.1 million was recorded in the Company’s consolidated statements of operations related to the fair value adjustment of the common stock warrant. In determining the fair value of the common stock warrant, the Company considered an equity transaction between this entity and a venture capital firm during the nine months ended September 30, 2009 as well as other measures that the Company evaluates in calculating fair value. The fair value of the common stock warrant of approximately $3.1 million is recorded as investment in common stock warrant on the Company’s consolidated balance sheet as of September 30, 2009. The Company will continue to evaluate the fair value of this instrument in subsequent reporting periods and any changes in value will be recognized in the consolidated statements of operations.

Business Combinations

Effective January 1, 2009, the Company adopted ASC 805, “Business Combinations” (“ASC 805”) (Prior authoritative literature: SFAS No. 141(R), a revision of SFAS No. 141, “Business Combinations”). Under ASC 805, an acquiring entity is required to recognize all of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expensed in periods subsequent to the acquisition date; and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of income tax provision or benefit. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.

The excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired is recorded as goodwill. Goodwill is not deductible for tax purposes. In accordance with ASC 350, “Intangibles-Goodwill and Other,” (Prior authoritative literature: SFAS No. 142, “Goodwill and Other Intangible Assets”) goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if indicators of impairment arise). In the event that management determines that the goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

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

Income tax provision or benefit includes U.S. federal, state and local and foreign income taxes and is based on pre-tax income or loss. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local and foreign income taxes and the ability of the Company to use tax credits and net operating loss carryforwards. The Company has elected to utilize the principles applicable under tax law in ordering of tax benefits to determine whether an excess tax benefit was realized under ASC 718, “Compensation-Stock Compensation” (“ASC 718”) (Prior authoritative literature: FASB Statement No. 123 (revised 2005), “Share-Based Payment”).

The Company follows the provisions of ASC 740, “Income Taxes” (“ASC 740”) (Prior authoritative literature: FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”). ASC 740 clarifies the accounting for uncertainty in income taxes. It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. The Company recognizes interest and penalties related to income tax matters in income tax expense. All tax years since 1998 are subject to examination. All of the Company’s unrecognized tax benefit liability would affect the Company’s effective tax rate if recognized. The Company does not expect its unrecognized tax benefit liability to change significantly over the next 12 months.

Revenue Recognition and Deferred Revenue

The Company’s revenues are derived from two sources: product sales and professional services sales. Product revenues include software license fees, subscription fees from customers accessing its on-demand application services, hardware, premium support and maintenance, and hosting revenues. Professional services revenues include training and consulting services. Revenue from software licenses and maintenance is recorded in accordance with the ASC 985, “Software” (“ASC 985”) (Prior authoritative literature: American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions”). The Company’s software does not require significant modification and customization services. Where services are not

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

essential to the functionality of the software, the Company begins to recognize software licensing revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collectibility is probable.

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

Hosting revenues are recorded in accordance with ASC 985 (Prior authoritative literature: Emerging Issues Task Force (“EITF”) 00-3, “Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware”). Accordingly, hosting fees and set-up fees are recognized ratably over the term of the hosting agreement.

The Company’s sales arrangements may include professional services sold separately under professional services agreements that include training and consulting services. Revenues from these arrangements are accounted for separately from the license revenue because they meet the criteria for separate accounting, as defined in ASC 985. The more significant factors considered in determining whether revenues should be accounted for separately include the nature of the professional services, such as consideration of whether the professional services are essential to the functionality of the licensed product, degree of risk, availability of professional services from other vendors and timing of payments. Professional services that are sold separately from license revenue are recognized as the professional services are performed on a time-and-materials basis.

The Company does not offer specified upgrades or incrementally significant discounts. Advance payments are recorded as deferred revenues until the product is shipped, services are delivered or obligations are met and the revenues can be recognized. Deferred revenues represent the excess of amounts invoiced over amounts recognized as revenues. Non-specified upgrades of the Company’s product are provided only on a when-and-if-available basis. Any contingencies, such as rights of return, conditions of acceptance, warranties and price protection, are accounted for under ASC 985. The effect of accounting for these contingencies included in revenue arrangements has not been material.

Cost of Revenues and Deferred Cost of Revenues

Cost of revenues includes all direct materials, direct labor, direct shipping and handling costs, telecommunications costs related to the Blackboard Connect product, and those indirect costs related to revenue such as indirect labor, materials and supplies, equipment rent, and amortization of software developed internally and software license rights. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles acquired in acquisitions. Amortization expense related to acquired technology was $4.6 million and $2.5 million for the three months ended September 30, 2008 and 2009, respectively and $13.2 million and $8.2 million for the nine months ended September 30, 2008 and 2009, respectively.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred cost of revenues represents the cost of hardware (if sold as part of a complete system) and software that is purchased and has been sold in conjunction with the Company’s products. These costs are recognized as cost of revenues proportionally and over the same period that deferred revenue is recognized as revenues in accordance with ASC 605, “Revenue Recognition” (Prior authoritative literature: SAB Topic 13). The Company does not have transactions in which the deferred cost of revenues exceeds deferred revenues.

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

The following schedule presents the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
	(Unaudited)
	(In thousands, except share and per share amounts)

Net income (loss)	$885	$4,307	$(3,693)	$198

Weighted average shares outstanding, basic	31,184,215	32,073,491	30,754,997	31,682,212
Dilutive effect of:
Stock options related to the purchase of common stock	1,019,034	971,846	—	783,967

Weighted average shares outstanding, diluted	32,203,249	33,045,337	30,754,997	32,466,179

Basic net income (loss) per common share	$0.03	$0.13	$(0.12)	$0.01

Diluted net income (loss) per common share	$0.03	$0.13	$(0.12)	$0.01

The dilutive effect of options to purchase an aggregate of 2,045,401 and 2,577,649 shares were not included in the computations of diluted net loss per share for the three months ended September 30, 2008 and 2009, respectively, as their effect would be anti-dilutive. The dilutive effect of options to purchase an aggregate of 4,923,373 and 3,383,508 shares were not included in the computations of diluted net loss per share for the nine months ended September 30, 2008 and 2009, respectively, as their effect would be anti-dilutive.

Stock-Based Compensation

The Company accounts for stock-based compensation expense in accordance with ASC 718 which requires the measurement and recognition of compensation expense for share-based awards based on the estimated fair value on the date of grant. The Company estimates the fair value of each share-based award on the date of grant using the Black-Scholes option-pricing model. Fair value estimates determined in accordance with this model are affected by the Company’s stock price as well as estimates regarding a number of variables including expected stock price volatility over the term of the award and projected employee stock option exercise behaviors.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Net Income (Loss)

Comprehensive net income (loss) includes net income (loss), combined with unrealized gains and losses not included in earnings and reflected as a separate component of stockholders’ equity. There were no material differences between net income (loss) and comprehensive net income (loss) for the three and nine months ended September 30, 2008 and 2009.

Recent Accounting Pronouncements

In September 2009, the FASB ratified Accounting Standards Update (“ASU”) 2009-13 (Prior authoritative literature: EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables”) which supersedes ASC 605 (Prior authoritative literature: EITF No. 00-21 “Revenue Arrangements with Multiple Deliverables”) and addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable using a best estimate of the selling price of individual deliverables in the arrangement in the absence of VSOE or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2009-13 on its consolidated results of operations and financial condition.

In September 2009, the FASB also ratified ASU 2009-14 (Prior authoritative literature: EITF No. 09-3, “Certain Revenue Arrangements That Include Software Elements”) which modifies the scope of ASC 985 (Prior authoritative literature: American Institute of Certified Public Accountants’ SOP 97-2, “Software Revenue Recognition”) to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionally. ASU 2009-14 has an effective date that is consistent with ASU 2009-13. The Company is currently evaluating the potential impact of the adoption of ASU 2009-14 on its consolidated results of operations and financial condition.

3.	Mergers and Acquisitions

Terriblyclever Design, LLC Asset Purchase

On July 10, 2009, the Company acquired the business assets of Terriblyclever Design, LLC, (“Terriblyclever”) a provider of mobile software applications for the education industry and the creator of MobilEdutm, a suite of mobile web applications for the education industry. The Blackboard MobilEdu service enables educational institutions to deliver campus life services and content to mobile devices to connect students, parents, faculty, prospective students and alumni to the campus experience. The purchase price was $3.5 million in cash, of which $1.5 million was paid during the three months ended September 30, 2009, $1.7 million was paid in October 2009 and $0.3 million is to be paid in July 2010, plus up to $0.5 million in contingent payments, subject to certain adjustments.

The merger was accounted for under the purchase method of accounting in accordance with ASC 805. Approximately $0.1 million of assets were acquired and approximately $0.1 million of liabilities were assumed. The assets acquired and liabilities assumed were recorded at their fair values as of July 10, 2009. Of the total estimated purchase price, $1.8 million has been allocated to definite-lived intangible assets acquired which consist of the value assigned to Terriblyclever’s customer relationships of $0.6 million and developed and core technology of $1.2 million. The Company amortizes the value of Terriblyclever’s customer relationships over five years and amortizes the developed and core technology over three years. The amortization of customer relationships and developed and core technology is not deductible for tax purposes. Approximately $1.7 million has been allocated to goodwill and represents factors including expected synergies from combining operations.

The unaudited pro forma financial information for the three and nine months ended September 30, 2008 and 2009 does not include revenue and net loss for Terriblyclever as the results are immaterial.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The merger was accounted for under the purchase method of accounting in accordance with ASC 805. Assets acquired and liabilities assumed were recorded at their fair values as of May 8, 2009. The total preliminary purchase price was $101.3 million, excluding the estimated acquisition related transaction costs of approximately $1.5 million and excluding acquired cash. Acquisition-related transaction costs include investment banking, legal and accounting fees, and other external costs directly related to the merger.

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

Cash and cash equivalents	$6,579
Accounts receivable	2,629
Prepaid expenses and other current assets	897
Property and equipment	2,133
Other assets	43
Accounts payable	(59)
Other accrued liabilities	(941)
Deferred tax liabilities, net	(8,911)
Deferred revenue	(3,213)

Net tangible liabilities acquired	(843)
Definite-lived intangible assets acquired	36,760
Goodwill	65,388

Total estimated purchase price	$101,305

Prior to the end of the measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the total estimated purchase price, a preliminary estimate of $0.8 million has been allocated to net tangible liabilities acquired, and $36.8 million has been allocated to definite-lived intangible assets acquired. Definite-lived intangible assets of $36.8 million consist of the value assigned to ANGEL’s customer relationships of $33.3 million, developed and core technology of $2.5 million, and trademarks of $1.0 million. Approximately $65.4 million has been allocated to goodwill and represents factors including expected synergies from combining operations.

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

As a result of the ANGEL merger, the Company recorded net deferred tax liabilities of approximately $8.9 million in its preliminary purchase price allocation. This balance is comprised primarily of approximately $14.5 million in a deferred tax liability resulting primarily from the estimated amortization expense of identified intangibles and $2.4 million in a deferred tax liability resulting from the fair value adjustment to acquired deferred revenues, offset in part by approximately $8.2 million in deferred tax assets that relate primarily to federal and state net operating loss carryforwards.

Deferred Revenue

In connection with the preliminary purchase price allocation, the estimated fair value of the support obligation assumed from ANGEL in connection with the merger was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The unaudited pro forma financial information for the nine months ended September 30, 2009 combines the historical results for the Company for the nine months ended September 30, 2009 and the historical results for ANGEL for the period from January 1, 2009 to May 8, 2009. The unaudited pro forma financial information for the three and nine months ended September 30, 2008 combines the historical results for the Company for the three and nine months ended September 30, 2008 and the historical results for ANGEL for the same period and also gives effect to the Company’s merger with The NTI Group, Inc. (“NTI”) on January 31, 2008 as if it had occurred on January 1, 2008. The consolidated financial results for the Company for the three months ended September 30, 2009 include revenue and net loss for ANGEL for the period from July 1, 2009 to September 30, 2009 of $4.9 million and $1.3 million, respectively. The consolidated financial results for the Company for the nine months ended September 30, 2009 include revenues and net loss for ANGEL for the period from May 9, 2009 to September 30, 2009 of $5.7 million and $5.2 million, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
	(Unaudited)
	(In thousands, except per share amounts)

Total revenues	$88,569	$98,408	$245,695	$285,129
Net (loss) income	$(1,897)	$4,307	$(8,276)	$(3,328)
Basic net (loss) income per common share	$(0.06)	$0.13	$(0.27)	$(0.11)
Diluted net (loss) income per common share	$(0.06)	$0.13	$(0.27)	$(0.11)

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

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The merger was accounted for under the purchase method of accounting in accordance with ASC 805. Assets acquired and liabilities assumed were recorded at their fair values as of January 31, 2008. The total purchase price was $187.8 million, including the acquisition related transaction costs of approximately $3.0 million. Acquisition-related transaction costs include investment banking, legal and accounting fees, and other external costs directly related to the merger.

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

During the nine months ended September 30, 2009, approximately 0.2 million shares of the Company’s common stock held in escrow as part of the NTI merger were returned to the Company in order to satisfy certain acquisition-related liabilities of approximately $8.0 million which was paid during the nine months ended September 30, 2009. The Company retired the shares of common stock during the nine months ended September 30, 2009 and the shares of common stock are not included as issued and outstanding as of September 30, 2009.

4.	Stock-Based Compensation

Stock Incentive Plans

As of September 30, 2009, approximately 4.3 million shares of common stock were available for future grants under the Company’s Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”) and no options were available for future grants under the Company’s Amended and Restated Stock Incentive Plan adopted in 1998. Awards granted under the 2004 Plan generally vest over a three to four-year period and have an eight to ten-year expiration period. In October 2009, options to purchase 7,250 shares and 125,000 shares of restricted stock were granted under the 2004 Plan. In June 2009, the Board of Directors of the Company and the Company’s stockholders approved an increase in the total number of shares of common stock issuable under the 2004 Stock Incentive Plan from 8,700,000 to 10,500,000.

The compensation cost that has been recognized in the unaudited consolidated statements of operations for the Company’s stock incentive plans was $11.1 million and $12.0 million for the nine months ended September 30, 2008 and 2009, respectively. The total income tax benefit recognized in the unaudited consolidated statements of operations for stock-based compensation arrangements was $1.9 million and $0.8 million for the nine months ended September 30, 2008 and 2009, respectively. For stock subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

A summary of stock option activity under the Company’s stock incentive plans as of September 30, 2009, and changes during the nine months then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Shares	Price/Share	Intrinsic Value

Exercisable at December 31, 2008	2,416,333	$22.91
Outstanding at December 31, 2008	4,864,260	$27.80
Granted	1,129,800	$28.94
Exercised	(428,377)	$19.01	$6,262
Cancelled	(264,417)	$32.16

Outstanding at September 30, 2009	5,301,266	$28.54	$50,385

Exercisable at September 30, 2009	2,711,809	$26.14	$32,253

The Company has utilized the Black-Scholes valuation model to estimate the fair value of stock options during all periods. The following table presents the weighted-average assumptions used in valuing the equity grants during the three and nine months ended September 30, 2008 and 2009 and a discussion of the Company’s inputs.

	Three Months Ended September 30		Nine Months Ended September 30,
	2008	2009	2008	2009

Dividend yield	0%	0%	0%	0%
Expected volatility	39.5%	47.2%	39.6%	47.5%
Risk-free interest rate	2.9%	2.5%	2.9%	1.8%
Expected life of options	4.9 years	4.9 years	4.9 years	4.9 years
Forfeiture rate	15.8%	18.5%	11.2%	15.0%

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

Expected life of the options  — This is the period of time that the equity grants are expected to remain outstanding. The Company calculates the expected life of the options as prescribed under the provisions of ASC 718 (Prior authoritative literature: Staff Accounting Bulletin (“SAB”) No. 110, “Share-Based Payment”) and utilizes historical information about the specific exercise behavior of its grantees to determine the expected life. For grants that have been exercised, the Company uses actual exercise data to estimate option exercise timing within the valuation model. For grants that have not been exercised, the Company generally uses the midpoint between the end of the vesting period and the contractual life of the grant to estimate option exercise timing. Options granted during the three and nine months ended September 30, 2008 and 2009 have a maximum term of eight years.

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

The weighted average remaining contractual life for all options outstanding under the Company’s stock incentive plans at September 30, 2009 was 5.6 years. The weighted average remaining contractual life for exercisable stock options at September 30, 2009 was 4.7 years. The weighted average fair market value of the options at the date of grant for options granted during the nine months ended September 30, 2009 was $12.37 per share. As of September 30, 2009, there was approximately $29.7 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s option plans. The cost is expected to be recognized through September 2013 with a weighted average recognition period of approximately 1.4 years.

Restricted Stock

Restricted stock is an award of shares of the Company’s common stock with restrictions on transfer that lapse as the award vests. A summary of restricted stock activity under the Company’s stock incentive plans as of September 30, 2009, and changes during the nine months then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Shares	Fair Value/Share	Intrinsic Value

Unvested at December 31, 2008	70,000	$29.25
Granted	216,000	29.24
Vested and issued	—
Cancelled	(17,500)	29.07

Unvested at September 30, 2009	268,500	$29.25	$10,144

The fair value of each restricted stock award is estimated using the intrinsic value method which is based on the closing price on the date of grant. Compensation expense for restricted stock awards is recognized ratably over the vesting period on a straight-line basis. The weighted average fair market value of restricted stock at the date of grant for awards granted during the nine months ended September 30, 2009 was $29.24 per share.

As of September 30, 2009, there was approximately $6.4 million of total unrecognized compensation cost related to unvested restricted stock awards granted under the Company’s stock incentive plans. The cost is expected to be recognized through June 2013 with a weighted average recognition period of approximately 2.0 years.

5.	Inventories

The carrying amounts of inventories as of December 31, 2008 and September 30, 2009 are as follows:

	December 31,	September 30,
	2008	2009
	(In thousands)

Raw materials	$678	$874
Work-in-process	547	580
Finished goods	558	686

Total inventories	$1,783	$2,140

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

			Weighted-
			Average
	December 31,	September 30,	Amortization
	2008	2009	Period
	(In thousands)		(In years)

Goodwill	$263,850	$329,287

Acquired technology	$65,255	$68,955	2.9
Accumulated amortization	(49,199)	(57,352)

Acquired technology, net	16,056	11,603

Contracts and customer lists	94,732	130,675	5.0
Accumulated amortization	(43,704)	(62,848)

Contracts and customer lists, net	51,028	67,827

Trademarks and domain names	1,016	1,976	2.3
Accumulated amortization	(443)	(876)

Trademarks and domain names, net	573	1,100

Patents and related costs	8,198	101	2.0
Accumulated amortization	(729)	(45)

Patents and related costs, net	7,469	56

Intangible assets, net	$75,126	$80,586

Intangible assets from acquisitions are amortized over three to five years. Amortization expense related to intangible assets resulting from acquisitions was approximately $28.1 million and $25.7 million for the nine months ended September 30, 2008 and 2009, respectively.

During the nine months ended September 30, 2008, the Company capitalized $2.6 million in costs of defending and protecting patents, due to costs incurred in a suit against Desire2Learn, Inc. (“Desire2Learn”) in which the Company had alleged infringement of one of its patents. Amortization expense related to patent and related costs was approximately $0.4 million for the nine months ended September 30, 2008.

During the nine months ended September 30, 2009, the Company recorded a non-cash $7.5 million impairment charge related to capitalized patent costs due to the reversal of the 2008 patent judgment verdict against Desire2Learn (see Note 8). This charge is included in patent related (proceeds) impairment and other costs on the unaudited consolidated statement of operations for the nine months ended September 30, 2009.

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

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007 and $2.7 million on each of July 1, 2008, December 30, 2008 and June 30, 2009. The Notes will mature on July 1, 2027, subject to earlier conversion, redemption or repurchase.

The Notes will be convertible, under certain circumstances, into cash or a combination of cash and the Company’s common stock at an initial base conversion rate of 15.4202 shares of common stock per $1,000 principal amount of Notes. The base conversion rate represents an initial base conversion price of approximately $64.85. If at the time of conversion the applicable price of the Company’s common stock exceeds the base conversion price, the conversion rate will be increased by up to an additional 9.5605 shares of the Company’s common stock per $1,000 principal amount of Notes, as determined pursuant to a specified formula. In general, upon conversion of a Note, the holder of such Note will receive cash equal to the principal amount of the Note and the Company’s common stock for the Note’s conversion value in excess of such principal amount. In accordance with the earnings per share method outlined in ASC 260, “Earnings Per Share,” (Prior authoritative literature: EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,”) the diluted earnings per share effect of the shares that would be issued will be accounted for only if the average market price of the Company’s common stock price during the period is greater than the Notes’ conversion price.

Because the Notes contain an adjusting conversion rate provision based on the Company’s common stock price and anti-dilution adjustment provisions, at each reporting period, the Company evaluates whether any adjustments to the conversion price would alter the effective conversion rate from the stated conversion rate and result in an “in-the-money” conversion. Whenever an adjustment to the conversion rate results in an increase in the number of shares of common stock issuable upon conversion of the Notes, the Company would recognize a beneficial conversion feature in the period such a determination is made and amortize it over the remaining life of the Notes. As of September 30, 2009, a beneficial conversion feature under the Notes did not exist.

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

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adoption ASC 470 (Prior authoritative literature: FSP APB 14-1)

On January 1, 2009, the Company adopted ASC 470, “Debt” (“ASC 470”) (Prior authoritative literature: FSP No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion”). ASC 470 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. ASC 470 requires retrospective application. Accordingly, the accompanying prior period consolidated financial statements have been adjusted to reflect the adoption of this standard.

The Notes fall within the scope of ASC 470 because their terms include partial cash settlement. Accordingly, the debt and conversion components of the Notes are accounted for separately. We have determined that our nonconvertible borrowing rate at the time the Notes were issued was 6.9%. Accordingly, we estimated the fair value of the liability (debt) component as $144.1 million upon issuance of the Notes. The excess of the proceeds received over the estimated fair value of the liability component totaling $20.9 million was allocated to the conversion (equity) component. The carrying amount of the equity component of the Notes was $13.5 million and $9.6 million at December 31, 2008 and September 30, 2009, respectively, and is recorded as a debt discount and is netted against the remaining principal amount outstanding on the Company’s consolidated balance sheets.

In connection with obtaining the Notes, the Company incurred $4.5 million in debt issuance costs, of which $4.0 million was allocated to the liability component and $0.5 million was allocated to the equity component upon the adoption of ASC 470. The carrying amount of the liability component of the debt issuance costs is $1.6 million and $0.8 million at December 31, 2008 and September 30, 2009, respectively, and is recorded as a debt discount and is netted against the remaining principal amount outstanding on the Company’s consolidated balance sheets.

The debt discount, which includes the equity component and the liability component of the debt issuance costs, is being amortized as interest expense using the effective interest method through July 1, 2011, the first redemption date of the Notes. The Company recorded total interest expense of approximately $3.0 million for each of the three months ended September 30, 2008 and 2009, which consisted of $1.4 million in interest expense at a rate of 3.25% per year for each of the three months ended September 30, 2008 and 2009 and $1.6 million in amortization of the debt discount for each of the three months ended September 30, 2008 and 2009. The Company recorded total interest expense of approximately $8.9 million and $8.8 million for the nine months ended September 30, 2008 and 2009, respectively, which consisted of $4.0 million in interest expense at a rate of 3.25% per year for each of the nine months ended September 30, 2008 and 2009 and $4.9 million and $4.8 million in amortization of the debt discount for the nine months ended September 30, 2008 and 2009, respectively.

The principal amount of the liability component of the Notes was $165.0 million at December 31, 2008 and September 30, 2009. The unamortized debt discount was $15.1 million and $10.4 million at December 31, 2008 and September 30, 2009, respectively. The net carrying amount of the liability component of the Notes was $149.9 million and $154.6 million at December 31, 2008 and September 30, 2009, respectively.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impact of the adoption of ASC 470 on the results of operations for the three months ended September 30, 2008 and 2009 is presented below (in thousands, except for per share data):

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2009
		Incremental			Incremental
		Impact of		Before the	Impact of
	As Previously	Adoption of		Impact of	Adoption of
	Reported	ASC 470	As Adjusted	ASC 470	ASC 470	As Reported

Interest expense	$(1,798)	$(1,206)	$(3,004)	$(1,721)	$(1,294)	$(3,015)
Benefit (Provision) for income taxes	2,351	—	2,351	(2,007)	—	(2,007)
Net income (loss)	2,091	(1,206)	885	5,601	(1,294)	4,307
Net income (loss) per common share:
Basic	$0.07	$(0.04)	$0.03	$0.17	$(0.04)	$0.13
Diluted	$0.06	$(0.03)	$0.03	$0.17	$(0.04)	$0.13

The impact of the adoption of ASC 470 on the results of operations for the nine months ended September 30, 2008 and 2009 is presented below (in thousands, except for per share data):

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2009
		Incremental			Incremental
		Impact of		Before the	Impact of
	As Previously	Adoption of		Impact of	Adoption of
	Reported	ASC 470	As Adjusted	ASC 470	ASC 470	As Reported

Interest expense	$(5,545)	$(3,528)	$(9,073)	$(5,104)	$(3,773)	$(8,877)
Benefit (Provision) for income taxes	2,243	—	2,243	(77)	—	(77)
Net (loss) income	(165)	(3,528)	(3,693)	3,971	(3,773)	198
Net (loss) income per common share:
Basic	$(0.01)	$(0.11)	$(0.12)	$0.13	$(0.12)	$0.01
Diluted	$(0.01)	$(0.11)	$(0.12)	$0.12	$(0.11)	$0.01

The impact of the adoption of ASC 470 on balance sheet line items as of December 31, 2008 and September 30, 2009 is presented below (in thousands):

	December 31, 2008			September 30, 2009
		Incremental			Incremental
		Impact of		Before the	Impact of
	As Previously	Adoption of		Impact of	Adoption of
	Reported	ASC 470	As Adjusted	ASC 470	ASC 470	As Reported

Prepaid expenses and other current assets	$8,518	$(157)	$8,361	$12,386	$(151)	$12,235
Deferred tax assets	28,942	(8,249)	20,693	22,571	(8,249)	14,322
Notes payable, net of debt discount	163,172	(13,249)	149,923	164,088	(9,476)	154,612
Additional paid-in capital	344,698	11,985	356,683	371,075	11,985	383,060
Accumulated deficit	(76,380)	(7,142)	(83,522)	(72,409)	(10,915)	(83,324)

On January 1, 2009, the Company adopted ASC 815 (Prior authoritative literature: EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”) which clarifies how to determine whether certain instruments or features are indexed to an entity’s own stock. ASC 815 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions and the instrument’s settlement provisions. The Company evaluated the provisions of ASC 815 and the embedded conversion options in the Notes and determined that the embedded conversion options are indexed to the Company’s own stock and, therefore, do not require bifurcation and separate accounting.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Commitments and Contingencies

On July 26, 2006, the Company filed a complaint in the United States District Court for the Eastern District of Texas alleging that Desire2Learn infringes U.S. Patent No. 6,988,138 held by the Company (the “’138 Patent”). On February 22, 2008, the jury returned a verdict in the Company’s favor on infringement and validity. On May 7, 2008, the court entered judgment for the Company in the amount of $3.3 million plus post-judgment interest accruing at 6% per annum. On June 11, 2008, Desire2Learn paid the Company the sum of $3.3 million, which consisted of the judgment amount plus accrued interest. On July 27, 2009, the United States Court of Appeals for the Federal Circuit affirmed in part, reversed in part, and dismissed in part the March 2008 decision of the district court in which the Company was awarded approximately $3.3 million in damages and interest. The Federal Circuit reversed the district court’s decision regarding the proper construction of independent claim 36, invalidating claims 36, 37 and 38 of the ’138 patent and affirmed the district court’s decision that claims 1-35 of the ’138 patent are invalid as indefinite. The decision did not reach all claims or contentions asserted by the parties with respect to infringement of claims 36, 37 and 38. The Federal Circuit’s decision also did not reach claims 39 through 44 of the ’138 patent, which remain valid and enforceable. The Company intends to seek review of the Federal Circuit decision. In the event that the Federal Circuit decision becomes final and non-appealable, the Company will be required to repay $3.3 million previously received plus 6% interest per annum within 10 business days. As a result of the Federal Circuit decision, for the nine months ended September 30, 2009, the Company recorded expenses of approximately $3.5 million related to the reversal of the district court judgment and a non-cash charge of $7.5 million as the result of impairment of capitalized patent costs.

On August 19, 2009, the Company filed suit in United States District Court for the District of Columbia against Steven Zimmers and Daniel Davis. The Company is seeking a declaratory judgment and unspecified damages relating to contract between the Company and the defendants. The defendants have filed counterclaims alleging breach of the agreement by the Company and seeking damages of less than $14.0 million. The initial court status conference occurred on October 14, 2009 and the matter remains pending.

The Company, from time to time, is subject to other litigation relating to matters in the ordinary course of business. The Company believes that any ultimate liability resulting from any such other litigation will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

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

On July 10, 2009, we acquired the business assets of Terriblyclever Design, LLC, a provider of software applications and the creator of MobilEdutm, a suite of mobile web applications for the education industry. The Blackboard MobilEdu service enables educational institutions to deliver campus life services and content to mobile devices to connect students, parents, faculty, prospective students and alumni to the campus experience. The purchase price of the transaction was $3.5 million in cash, of which $1.5 million was paid during the three months ended September 30, 2009, $1.7 million was paid in October 2009 and $0.3 million is to be paid in July 2010, plus up to $0.5 million in contingent payments, subject to certain adjustments.

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

Major components of our cost of product revenues include license and other fees that we owe to third parties upon licensing software, and the cost of hardware that we bundle with our software. We initially defer these costs and recognize them into expense over the period in which the related revenue is recognized. Cost of product revenues also includes amortization of internally developed technology available for sale, telecommunications costs related to the Blackboard Connect product, all direct materials and shipping and handling costs, employee compensation, including bonuses, stock-based compensation and benefits for personnel supporting our hosting, support and production functions, as well as related facility rent, communication costs, utilities, depreciation expense and cost of external professional services used in these functions. All of these costs are expensed as incurred. The costs of third-party software and hardware that is not bundled with software are also expensed when incurred, normally upon delivery to our client. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles acquired in acquisitions. Amortization expense related to acquired technology was $13.2 million and $8.2 million for the nine months ended September 30, 2008 and 2009, respectively.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition.  Our revenues are derived from two sources: product sales and professional services sales. Product revenues include software license fees, subscription fees from customers accessing our on-demand application services, hardware, premium support and maintenance, and hosting revenues. Professional services revenues include revenues from training and consulting services. We recognize software license and maintenance revenues in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985, “Software” (“ASC 985”) (Prior authoritative literature: American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions”). Our software does not require significant modification and customization services. Where services are not essential to the functionality of the software, we begin to recognize software licensing revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collectibility is probable.

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

Hosting revenues are recorded in accordance with ASC 985 (Prior authoritative literature: Emerging Issues Task Force (“EITF”) 00-3, “Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware”). Accordingly, we recognize hosting fees and set-up fees ratably over the term of the hosting agreement.

Our sales arrangements may include professional services sold separately under professional services agreements that include training and consulting services. Revenues from these arrangements are accounted for separately from the license revenue because they meet the criteria for separate accounting, as defined in ASC 985. The more significant factors considered in determining whether revenue should be accounted for separately include the nature of the professional services, such as consideration of whether the professional services are essential to the functionality of the licensed product, degree of risk, availability of professional services from other vendors and timing of payments. Professional services that are sold separately from license revenue are recognized as the professional services are performed on a time-and-materials basis.

We do not offer specified upgrades or incrementally significant discounts. Advance payments are recorded as deferred revenues until the product is shipped, services are delivered or obligations are met and the revenue can be recognized. Deferred revenues represent the excess of amounts invoiced over amounts recognized as revenues. We provide non-specified upgrades of our product only on a when-and-if-available basis. Any contingencies, such as rights of return, conditions of acceptance, warranties and price protection, are accounted for under ASC 985. The effect of accounting for these contingencies included in revenue arrangements has not been material.

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

Fair Value Measurements.  As of January 1, 2008, we adopted provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) (Prior authoritative literature: Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, except as it applied to the nonfinancial assets and nonfinancial liabilities subject to FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157”, which we adopted effective January 1, 2009). ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and expands required disclosure about fair value measurements. The ASC 820 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

Level 1 —	quoted prices in active markets for identical assets and liabilities

Level 2 —	inputs other than Level 1 quoted prices in active markets that are either directly or indirectly observable

Level 3 —	unobservable inputs that are corroborated by little or no market data

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value when they are considered to be other-than-temporarily impaired. During the nine months ended September 30, 2009, there were no required fair value measurements for assets and liabilities at fair value on a non-recurring basis.

We evaluate assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by us.

During the nine months ended September 30, 2009, we transferred our investment in common stock warrant out of Level 2 to Level 3. The classification of an instrument as Level 2 versus Level 3 involves judgment based on a variety of subjective factors, including determining whether a market is considered inactive based on an evaluation of the frequency and size of transactions occurring in a certain financial instrument or similar class of financial instruments. Determining an inactive market requires a judgmental evaluation that includes comparing the recent trading activities to historical experience. During the nine months ended September 30, 2009, we determined that although some market data was available the investment in common stock warrant was principally valued using our own assumptions in calculating the estimate of fair value.

As of April 1, 2009, we adopted ASC 825, “Financial Instruments,” (Prior authoritative literature: FSP SFAS 107-1 and Accounting Principles Board (“APB”) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”) which requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim as well as annual financial statements. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for accounts receivables, accounts payables and accrued expenses.

Business combinations.  Effective January 1, 2009, we adopted ASC 805, “Business Combinations” (“ASC 805”) (Prior authoritative literature: SFAS No. 141(R), a revision of SFAS No. 141, “Business Combinations”). Under ASC 805, an acquiring entity is required to recognize all of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of (provision) benefit for income taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.

Long-lived assets.  We record our long-lived assets, such as property and equipment, at cost. We review the carrying value of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with the provisions of ASC 360, “Property, Plant and Equipment” (Prior authoritative literature: SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”). We evaluate these assets by examining estimated future cash flows to determine if their current recorded value is impaired. We evaluate these cash flows by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will record a write-down of the carrying value of the identified asset and charge the impairment as an operating expense in the period in which the determination is made. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances.

Goodwill and intangible assets.  As the result of acquisitions, any excess purchase price over the net tangible and identifiable intangible assets acquired is recorded as goodwill. A preliminary allocation of the purchase price to tangible and intangible net assets acquired is based upon a preliminary valuation and our estimates and assumptions may be subject to change. We assess the impairment of goodwill in accordance with ASC 350, “Intangibles-Goodwill and Other” (Prior authoritative literature: SFAS No. 142, “Goodwill and Other Intangible Assets”). Accordingly, we test our goodwill for impairment annually on October 1, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.

Based on an analysis of patents held by the Company, certain costs of defending and protecting patents may be capitalized. All costs incurred prior to filing a patent application are expensed as incurred.

Notes payable.  In June 2007, we issued and sold $165.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2027 (the “Notes”) in a public offering. On January 1, 2009, we adopted ASC 470, “Debt” (“ASC 470”) (Prior authoritative literature: FSP APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion”). ASC 470 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. ASC 470 requires retrospective application. Accordingly, the accompanying prior period consolidated financial statements have been adjusted to reflect the adoption of this standard.

The Notes fall within the scope of ASC 470 because their terms include partial cash settlement. Accordingly, the debt and conversion components of the Notes are accounted for separately. We have determined that our nonconvertible borrowing rate at the time the Notes were issued was 6.9%. Accordingly, we estimated the fair value of the liability (debt) component as $144.1 million upon issuance of the Notes. The excess of the proceeds received over the estimated fair value of the liability component totaling $20.9 million was allocated to the conversion (equity) component. The carrying amount of the equity component of the Notes was $13.5 million and $9.6 million at December 31, 2008 and September 30, 2009, respectively, and is recorded as a debt discount and is netted against the remaining principal amount outstanding on our consolidated balance sheets.

In connection with obtaining the Notes, we incurred $4.5 million in debt issuance costs, of which $4.0 million was allocated to the liability component and $0.5 million was allocated to the equity component upon adoption of ASC 470. The carrying amount of the liability component of the debt issuance costs is $1.6 million and $0.8 million at December 31, 2008 and September 30, 2009, respectively, and is recorded as a debt discount and is netted against the remaining principal amount outstanding on our consolidated balance sheets.

The debt discount, which includes the equity component and the liability component of the debt issuance costs, is being amortized as interest expense using the effective interest method through July 1, 2011, the first redemption date of the Notes. We recorded total interest expense of approximately $3.0 million for each of the three months ended September 30, 2008 and 2009, which consisted of $1.4 million in interest expense at a rate of 3.25% per year for each of the three months ended September 30, 2008 and 2009 and $1.6 million in amortization of the debt discount for each of the three months ended September 30, 2008 and 2009. We recorded total interest expense of approximately $8.9 million and $8.8 million for the nine months ended September 30, 2008 and 2009, respectively, which consisted of $4.0 million in interest expense at a rate of 3.25% per year for each of the nine months ended September 30, 2008 and 2009 and $4.9 million and $4.8 million in amortization of the debt discount for the nine months ended September 30, 2008 and 2009, respectively.

The principal amount of the liability component of the Notes was $165.0 million at December 31, 2008 and September 30, 2009. The unamortized debt discount was $15.1 million and $10.4 million at December 31, 2008 and

September 30, 2009, respectively. The net carrying amount of the liability component of the Notes was $149.9 million and $154.6 million at December 31, 2008 and September 30, 2009, respectively.

The impact of the adoption of ASC 470 on the results of operations for the three months ended September 30, 2008 and 2009 is presented below (in thousands, except for per share data):

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2009
		Incremental			Incremental
		Impact of		Before the	Impact of
	As Previously	Adoption of		Impact of	Adoption of
	Reported	ASC 470	As Adjusted	ASC 470	ASC 470	As Reported

Interest expense	$(1,798)	$(1,206)	$(3,004)	$(1,721)	$(1,294)	$(3,015)
Benefit (Provision) for income taxes	2,351	—	2,351	(2,007)	—	(2,007)
Net income (loss)	2,091	(1,206)	885	5,601	(1,294)	4,307
Net income (loss) per common share:
Basic	$0.07	$(0.04)	$0.03	$0.17	$(0.04)	$0.13
Diluted	$0.06	$(0.03)	$0.03	$0.17	$(0.04)	$0.13

The impact of the adoption of ASC 470 on the results of operations for the nine months ended September 30, 2008 and 2009 is presented below (in thousands, except for per share data):

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2009
		Incremental			Incremental
		Impact of		Before the	Impact of
	As Previously	Adoption of		Impact of	Adoption of
	Reported	ASC 470	As Adjusted	ASC 470	ASC 470	As Reported

Interest expense	$(5,545)	$(3,528)	$(9,073)	$(5,104)	$(3,773)	$(8,877)
Benefit (Provision) for income taxes	2,243	—	2,243	(77)	—	(77)
Net (loss) income	(165)	(3,528)	(3,693)	3,971	(3,773)	198
Net (loss) income per common share:
Basic	$(0.01)	$(0.11)	$(0.12)	$0.13	$(0.12)	$0.01
Diluted	$(0.01)	$(0.11)	$(0.12)	$0.12	$(0.11)	$0.01

The impact of the adoption of ASC 470 on balance sheet line items as of December 31, 2008 and September 30, 2009 is presented below (in thousands):

	December 31, 2008			September 30, 2009
		Incremental			Incremental
		Impact of		Before the	Impact of
	As Previously	Adoption of		Impact of	Adoption of
	Reported	ASC 470	As Adjusted	ASC 470	ASC 470	As Reported

Prepaid expenses and other current assets	$8,518	$(157)	$8,361	$12,386	$(151)	$12,235
Deferred tax assets	28,942	(8,249)	20,693	22,571	(8,249)	14,322
Notes payable, net of debt discount	163,172	(13,249)	149,923	164,088	(9,476)	154,612
Additional paid-in capital	344,698	11,985	356,683	371,075	11,985	383,060
Accumulated deficit	(76,380)	(7,142)	(83,522)	(72,409)	(10,915)	(83,324)

On January 1, 2009, we adopted ASC 815, “Derivatives and Hedging” (ASC 815”) (Prior authoritative literature: EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”) which clarifies how to determine whether certain instruments or features are indexed to an entity’s own stock. ASC 815 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions and the instrument’s settlement provisions. We evaluated the provisions of ASC 815 and the embedded conversion options in the Notes and determined that the embedded conversion options are indexed to our own stock and, therefore, do not require bifurcation and separate accounting.

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

We follow the provisions of ASC 740, “Income Taxes,” (Prior authoritative literature: FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”) which prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. We recognize interest and penalties related to income tax matters in income tax expense. All of our unrecognized tax benefit liability would affect our effective tax rate if recognized. We do not expect our unrecognized tax benefit liability as of September 30, 2009 to change significantly over the next 12 months.

Stock-Based Compensation.  We account for stock-based compensation expense in accordance with ASC 718, “Compensation-Stock Compensation,” (Prior authoritative literature: SFAS No. 123 (revised 2005), “Share-Based Payment”) which requires the measurement and recognition of compensation expense for share-based awards based on estimated fair values on the date of grant. We estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option-pricing model. Fair value estimates determined in accordance with this model are affected by our stock price, as well as estimates regarding a number of variables including expected stock price volatility over the term of the award and projected employee stock option exercise activity.

Recent Accounting Pronouncements.  In September 2009, the FASB ratified Accounting Standards Update (“ASU”) 2009-13 (Prior authoritative literature: EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables”) which supersedes ASC 605, “Revenue Recognition,” (Prior authoritative literature: EITF No. 00-21 “Revenue Arrangements with Multiple Deliverables”) and addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable using a best estimate of the selling price of individual deliverables in the arrangement in the absence of VSOE or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. We are currently evaluating the potential impact of the adoption of ASU 2009-13 on our consolidated results of operations and financial condition.

In September 2009, the FASB also ratified ASU 2009-14 (Prior authoritative literature: EITF No. 09-3, “Certain Revenue Arrangements That Include Software Elements”) which modifies the scope of ASC 985 (Prior authoritative literature: American Institute of Certified Public Accountants’ SOP 97-2, “Software Revenue Recognition”) to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionally. ASU 2009-14 has an effective date that is consistent with ASU 2009-13. We are currently evaluating the potential impact of the adoption of ASU 2009-14 on our consolidated results of operations and financial condition.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
	(As adjusted (1))		(As adjusted (1))
	(Unaudited)

Revenues:
Product	89%	89%	91%	91%
Professional services	11	11	9	9

Total revenues	100	100	100	100
Operating expenses:
Cost of product revenues, excludes amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below	24	24	24	24
Cost of professional services revenues	6	6	6	6
Research and development	12	12	13	12
Sales and marketing	29	25	30	27
General and administrative	15	15	17	15
Patent related (proceeds) impairment and other costs	—	—	(1)	4
Amortization of intangibles resulting from acquisitions	12	9	12	9

Total operating expenses	98	91	101	97

Income (loss) from operations	2%	9%	(1)%	3%

(1)	On January 1, 2009, we adopted ASC 470, which required adjustment of prior periods. See note 7 of Notes to unaudited consolidated financial statements.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Our total revenues for the three months ended September 30, 2009 were $98.4 million, representing an increase of $15.3 million, or 18.4%, as compared to $83.1 million for the three months ended September 30, 2008.

A detail of our total revenues by classification is as follows:

	Three Months Ended September 30,
	2008			2009
		Professional			Professional
	Product	Services		Product	Services
	Revenues	Revenues	Total	Revenues	Revenues	Total
	(Unaudited)
	(In millions)

Recurring ratable revenues	$64.4	$1.1	$65.5	$76.9	$2.3	$79.2
Non-recurring ratable revenues	6.5	—	6.5	6.2	0.6	6.8
Other revenues	3.4	7.7	11.1	4.8	7.6	12.4

Total revenues	$74.3	$8.8	$83.1	$87.9	$10.5	$98.4

Product revenues.  Product revenues, including domestic and international, for the three months ended September 30, 2009 were $87.9 million, representing an increase of $13.5 million, or 18.2%, as compared to $74.3 million for the three months ended September 30, 2008. Recurring ratable product revenues increased by $12.5 million, or 19.4%, for the three months ended September 30, 2009 as compared to the three months ended

September 30, 2008. This increase in recurring ratable revenues was primarily due to a $4.4 million increase in revenues recognized from Blackboard Learn enterprise licenses, which was attributable to current and prior period sales to new and existing clients, including clients resulting from the ANGEL merger, the continued shift of our existing clients from Blackboard Learn basic products to Blackboard Learn enterprise products and the cross-selling of other enterprise products to existing clients. Blackboard Learn enterprise products have additional functionality that is not available in Blackboard Learn basic products and consequently some Blackboard Learn basic product clients upgrade to Blackboard Learn enterprise products. Licenses of the enterprise version of Blackboard Learn products have higher average pricing, which normally results in at least twice the contractual value as compared to Blackboard Learn basic product licenses. The remaining increase in recurring ratable product revenues primarily resulted from a $4.0 million increase in hosting revenues, a $2.4 million increase in revenues for subscription fees from customers accessing our on-demand application services primarily related to Blackboard Connect and a $1.7 million increase in revenues primarily related to our arrangements with our technology and content partners.

The increase in other product revenues was primarily due to a $0.7 million increase in revenues related to sales of certain of our content management software products and a $0.7 million increase in revenues related to sales of third party hardware and software products.

Of our total revenues, our total international revenues for the three months ended September 30, 2009 were $17.6 million, representing an increase of $2.1 million, or 13.5%, as compared to $15.5 million for the three months ended September 30, 2008. International revenues as a percentage of total revenues decreased to 17.9% for the three months ended September 30, 2009 from 18.7% for the three months ended September 30, 2008 due to the increase in Blackboard Connect revenues, as this product is primarily sold in the United States. International product revenues, which consist primarily of recurring ratable product revenues, were $16.5 million for the three months ended September 30, 2009, representing an increase of $2.3 million, or 15.9%, as compared to $14.2 million for the three months ended September 30, 2008. The increase in international recurring ratable product revenues was primarily due to an increase in international revenues from Blackboard Learn enterprise products resulting from prior period sales to new and existing clients. In addition, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.

Professional services revenues.  Professional services revenues for the three months ended September 30, 2009 were $10.5 million, representing an increase of $1.8 million, or 20.4%, as compared to $8.8 million for the three months ended September 30, 2008. The increase in professional services was primarily attributable to increased sales of consulting services. As a percentage of total revenues, professional services revenues for the three months ended September 30, 2008 and 2009 were 10.5% and 10.7%, respectively.

Cost of product revenues.  Our cost of product revenues for the three months ended September 30, 2009 was $23.8 million, representing an increase of $4.2 million, or 21.5%, as compared to $19.6 million for the three months ended September 30, 2008. The increase in cost of product revenues was primarily due to an increase of $2.5 million in expenses related to hosting services due to the increase in the number of clients contracting for new hosting services or existing clients expanding their existing hosting arrangements. The remaining increase was primarily due to increases in our technical support expenses associated with increased headcount and personnel costs to support increase in licenses held by new and existing clients. Cost of product revenues as a percentage of product revenues increased to 27.1% for the three months ended September 30, 2009 compared to 26.4% for the three months ended September 30, 2008. This decrease in product revenues margin is due primarily to the fair value adjustment recorded in purchase accounting to the acquired ANGEL deferred revenue balances.

Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology was $4.6 million and $2.5 million for the three months ended September 30, 2008 and 2009, respectively. This decrease was attributable to the completion of the amortization of acquired technology acquired in connection with our acquisition of WebCT, Inc. (“WebCT”) in 2006. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 30.0% for the three months ended September 30, 2009 as compared to 32.6% for the three months ended September 30, 2008.

Cost of professional services revenues.  Our cost of professional services revenues for the three months ended September 30, 2009 was $5.6 million, representing an increase of $0.6 million, or 11.1%, as compared to $5.0 million for the three months ended September 30, 2008. This increase was primarily due to an increase in personnel-related costs due to higher average headcount during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. Cost of professional services revenues as a percentage of professional services revenues decreased to 52.6% for the three months ended September 30, 2009 from 57.0% for the three months ended September 30, 2008. The increase in professional services revenues margin was primarily attributable to an increase in professional services revenues from new professional service engagements in current and prior periods.

Research and development expenses.  Our research and development expenses for the three months ended September 30, 2009 were $11.4 million, representing an increase of $0.9 million, or 8.7%, as compared to $10.5 million for the three months ended September 30, 2008. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, including increased personnel-related costs associated with the inclusion of ANGEL following the merger that closed in May 2009.

Sales and marketing expenses.  Our sales and marketing expenses for the three months ended September 30, 2009 were $24.7 million, representing an increase of $0.6 million, or 2.5%, as compared to $24.1 million for the three months ended September 30, 2008. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, including increased personnel-related costs associated with the inclusion of ANGEL following the merger that closed in May 2009.

General and administrative expenses.  Our general and administrative expenses for the three months ended September 30, 2009 were $14.6 million, representing an increase of $1.9 million, or 15.1%, as compared to $12.7 million for the three months ended September 30, 2008. This increase was primarily attributable to a $0.8 million increase in non-income tax related expenses primarily related to increased revenues associated with the ANGEL and NTI mergers, a $0.6 million increase in professional service expenses primarily associated with integration related expenses attributable to the ANGEL merger, and the remaining increase relates to personnel-related costs due to higher average headcount during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 primarily due to the increased headcount following the ANGEL merger.

Amortization of intangibles resulting from acquisitions.  Our amortization of intangibles resulting from acquisitions for the nine months ended September 30, 2009 were $9.3 million, representing a decrease of $0.4 million, or 4.6%, as compared to $9.7 million for the nine months ended September 30, 2008. This decrease was attributable the completion of the amortization of certain intangible assets acquired in connection with our acquisition of WebCT in 2006.

Net interest expense.  Our net interest expense for the three months ended September 30, 2009 was $3.0 million, representing an increase of $0.3 million, or 11.8%, as compared to $2.7 million for the three months ended September 30, 2008. This increase was primarily attributable to higher interest income earned during the three months ended September 30, 2008 as compared to the three months ended September 30, 2009 due to the general reduction in interest rates.

Other (expense) income.  Our other income for the three months ended September 30, 2009 was $0.3 million, representing an increase of $0.5 million, or 228.8%, as compared to other expense of $0.2 million for the three months ended September 30, 2008. This increase was related to the remeasurement of our foreign subsidiaries ledgers, which are maintained in the respective subsidiary’s local foreign currency, into the United States dollar.

Benefit (provision) for income taxes.  Our provision for income taxes for the three months ended September 30, 2009 was $2.0 million as compared to our benefit for income taxes of $2.4 million for the three months ended September 30, 2008. This change was due to our income before provision for income taxes during the three months ended September 30, 2009 as compared to our loss before benefit for income taxes during the three months ended September 30, 2008. The benefit for income taxes for the three months ended September 30, 2008 was due to the mix of domestic and international earnings and losses generated by our subsidiaries.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Our total revenues for the nine months ended September 30, 2009 were $277.0 million, representing an increase of $49.9 million, or 22.0%, as compared to $227.1 million for the nine months ended September 30, 2008.

A detail of our total revenues by classification is as follows:

	Nine Months Ended September 30,
	2008			2009
		Professional			Professional
	Product	Services		Product	Services
	Revenues	Revenues	Total	Revenues	Revenues	Total
			(Unaudited)
			(In millions)

Recurring ratable revenues	$176.9	$2.9	$179.8	$220.5	$5.0	$225.5
Non-recurring ratable revenues	18.2	—	18.2	18.2	1.0	19.2
Other revenues	10.7	18.4	29.1	12.7	19.6	32.3

Total revenues	$205.8	$21.3	$227.1	$251.4	$25.6	$277.0

Product revenues.  Product revenues, including domestic and international, for the nine months ended September 30, 2009 were $251.4 million, representing an increase of $45.6 million, or 22.1%, as compared to $205.8 million for the nine months ended September 30, 2008. Recurring ratable product revenues increased by $43.6 million, or 24.6%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. This increase in recurring ratable revenues was primarily due to a $19.0 million increase in revenues recognized for subscription fees from customers accessing our on-demand application services primarily related to Blackboard Connect, which we acquired from our merger with NTI in January 2008. The increase was also due to a $12.7 million increase in revenues from Blackboard Learn enterprise licenses, which was attributable to current and prior period sales to new and existing clients, including clients resulting from the ANGEL merger, the continued shift of our existing clients from Blackboard Learn basic products to Blackboard Learn enterprise products and the cross-selling of other enterprise products to existing clients. Blackboard Learn enterprise products have additional functionality that is not available in Blackboard Learn basic products and consequently some Blackboard Learn basic product clients upgrade to Blackboard Learn enterprise products. Licenses of the enterprise version of Blackboard Learn products have higher average pricing, which normally results in at least twice the contractual value as compared to Blackboard Learn basic product licenses. The remaining increase in recurring ratable product revenues primarily resulted from a $9.4 million increase in hosting revenues and a $2.5 million increase in revenues primarily related to our arrangements with our technology and content partners.

The increase in other product revenues was primarily due to a $1.0 million increase in revenues related to sales of certain of our content management software products and a $1.0 million increase in revenues related to sales of third party hardware and software products.

Of our total revenues, our total international revenues for the nine months ended September 30, 2009 were $51.5 million, representing an increase of $6.7 million, or 14.8%, as compared to $44.8 million for the nine months ended September 30, 2008. International revenues as a percentage of total revenues decreased to 18.6% for the nine months ended September 30, 2009 from 19.7% for the nine months ended September 30, 2008 due to the increase in revenues from our Blackboard Connect product, which is primarily sold in the United States. International product revenues, which consist primarily of recurring ratable product revenues, were $47.8 million for the nine months ended September 30, 2009, representing an increase of $6.5 million, or 15.9%, as compared to $41.2 million for the nine months ended September 30, 2008. The increase in international recurring ratable product revenues was primarily due to an increase in international revenues from Blackboard Learn enterprise products resulting from prior period sales to new and existing clients. In addition, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.

Professional services revenues.  Professional services revenues for the nine months ended September 30, 2009 were $25.6 million, representing an increase of $4.3 million, or 20.2%, as compared to $21.3 million for the nine months ended September 30, 2008. The increase in professional services was primarily attributable to increased sales of consulting services. As a percentage of total revenues, professional services revenues for the nine months ended September 30, 2009 were 9.2% as compared to 9.4% for the nine months ended September 30, 2008. This decrease in professional service revenues as a percentage of total revenues is primarily due to the increase in revenues from our Blackboard Connect product, for which we generally do not provide consulting related services.

Cost of product revenues.  Our cost of product revenues for the nine months ended September 30, 2009 was $67.1 million, representing an increase of $13.5 million, or 25.1%, as compared to $53.6 million for the nine months ended September 30, 2008. The increase in cost of product revenues was primarily due to a $6.3 million increase in expenses related to hosting services due to the increase in the number of clients contracting for new hosting services or existing clients expanding their existing hosting arrangements and a $3.2 million in expenses incurred related to our Blackboard Connect product, including related telecommunications costs. The remaining increase is primarily due to increases in our technical support expenses associated with increased headcount and personnel costs to support increases in licenses held by new and existing clients, including the addition of ANGEL’s technical support groups following the merger that closed in May 2009. Cost of product revenues as a percentage of product revenues were 26.7% for the nine months ended September 30, 2009 compared to 26.0% for the nine months ended September 30, 2008. This decrease in product revenues margin is due primarily to the fair value adjustment recorded in purchase accounting to the acquired ANGEL deferred revenue balances.

Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology was $13.2 million and $8.2 million for the nine months ended September 30, 2008 and 2009, respectively. This decrease was attributable to the completion of the amortization of acquired technology acquired in connection with our acquisition of WebCT in 2006. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 29.9% for the nine months ended September 30, 2009 as compared to 32.5% for the nine months ended September 30, 2008.

Cost of professional services revenues.  Our cost of professional services revenues for the nine months ended September 30, 2009 was $15.0 million, representing a decrease of $0.1 million, or 0.4%, as compared to $15.1 million for the nine months ended September 30, 2008. Cost of professional services revenues as a percentage of professional services revenues decreased to 58.7% for the nine months ended September 30, 2009 from 70.8% for the nine months ended September 30, 2008. The increase in professional services revenues margin was primarily attributable to an increase in professional services revenues from new professional service engagements in current and prior periods.

Research and development expenses.  Our research and development expenses for the nine months ended September 30, 2009 were $33.8 million, representing an increase of $3.7 million, or 12.1%, as compared to $30.2 million for the nine months ended September 30, 2008. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, including increased personnel-related costs associated with the inclusion of ANGEL following the ANGEL merger that closed in May 2009 and NTI following the NTI merger that closed in January 2008.

Sales and marketing expenses.  Our sales and marketing expenses for the nine months ended September 30, 2009 were $74.0 million, representing an increase of $6.3 million, or 9.3%, as compared to $67.7 million for the nine months ended September 30, 2008. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 primarily due to the increased headcount following the ANGEL merger that closed in May 2009 and the NTI merger that closed in January 2008. Further, we incurred approximately $1.3 million in additional bad debt expense during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

General and administrative expenses.  Our general and administrative expenses for the nine months ended September 30, 2009 were $42.5 million, representing an increase of $4.5 million, or 12.0%, as compared to $37.9 million for the nine months ended September 30, 2008. This increase was primarily attributable to approximately $2.4 million in acquisition and integration related expenses attributable to the ANGEL merger that closed in May 2009. The further increase is primarily due to a $0.9 million increase in non-income tax related expenses primarily related to increased revenues associated with the ANGEL and NTI mergers, and the remaining increase relates to increased personnel-related costs due to higher average headcount during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 primarily due to the increased headcount following the ANGEL merger.

Patent related (proceeds) impairment and other costs.  Our operating expenses were reduced during the nine months ended September 30, 2008 due to the $3.3 million payment from Desire2Learn in June 2008 in satisfaction of the judgment amount plus accrued interest arising from the patent litigation between us and Desire2Learn. During the nine months ended September 30, 2009, we recorded a $3.5 million expense related to the reversal of this verdict as the result of the outcome of an appeal by Desire2Learn. Additionally, during the nine months ended September 30, 2009, we recorded a non-cash $7.5 million impairment charge related to capitalized patent costs due to the reversal of the 2008 verdict.

Amortization of intangibles resulting from acquisitions.  Our amortization of intangibles resulting from acquisitions for the nine months ended September 30, 2009 were $25.7 million, representing a decrease of $2.4 million, or 8.6%, as compared to $28.1 million for the nine months ended September 30, 2008. This decrease was attributable the completion of the amortization of certain intangible assets acquired in connection with our acquisition of WebCT in 2006.

Net interest expense.  Our net interest expense for the nine months ended September 30, 2009 was $8.7 million, representing an increase of $1.1 million, or 14.4%, as compared to $7.6 million for the nine months ended September 30, 2008. This change was primarily attributable to decreased interest income during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 due to lower interest yields on lower average cash and cash equivalent balances.

Other (expense) income.  Our other income for the nine months ended September 30, 2009 was $1.1 million, representing a decrease of $2.8 million, or 71.4%, as compared to $3.9 million for the nine months ended September 30, 2008. As of September 30, 2008, we held a common stock warrant in an entity that provides technology support services to educational institutions, including our customers, to purchase 19.9% of the shares of the entity. Other income of approximately $3.8 million was recorded during the nine months ended September 30, 2008 related to the fair value adjustment of the common stock warrant. In connection with an equity transaction between this entity and a venture capital firm, we exercised approximately one-half of our warrant and sold the related shares to the venture capital firm for approximately $2.0 million on July 1, 2008. The fair value of the common stock warrant was recorded as investment in common stock warrant on our consolidated balance sheets and was calculated based on the entity’s implied value upon closing of the equity transaction on July 1, 2008. On July 1, 2008, we entered into an amended common stock warrant agreement in which we can purchase up to 9.9% of the shares of the entity.

During the nine months ended September 30, 2009, other income of approximately $1.0 million was recorded in our consolidated statements of operations related to the fair value adjustment of the common stock warrant in connection with an equity transaction between this entity and a venture capital firm that occurred in June 2009. We will evaluate the fair value of this instrument in subsequent reporting periods and any changes in value will be recognized in the consolidated statements of operations.

The remaining change in other income for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 related to the remeasurement of our foreign subsidiaries ledgers, which are maintained in the respective subsidiary’s local foreign currency, into the United States dollar.

Benefit (provision) for income taxes.  Our provision for income taxes for the nine months ended September 30, 2009 was $0.1 million as compared to our benefit for income taxes of $2.2 million for the nine months ended September 30, 2008. This change is primarily attributable to our income before provision for income taxes for the nine months ended September 30, 2009 as compared to our loss before benefit for income taxes for the nine months ended September 30, 2008. Our lower effective tax rate for the nine months ended September 30, 2009 was due to the mix of domestic and international earnings and losses generated by our subsidiaries.

Liquidity and Capital Resources

Our cash and cash equivalents were $132.0 million at September 30, 2009 as compared to $141.7 million at December 31, 2008. The decrease in cash and cash equivalents was primarily due to the use of cash for the ANGEL merger, offset in part by cash generated by our operating and financing activities. Cash and cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Net cash provided by operating activities was $89.8 million during the nine months ended September 30, 2009 as compared to $55.4 million during the nine months ended September 30, 2008. We recognize revenues on annually renewable agreements, which results in deferred revenues. Deferred revenues increased $19.0 million during the nine months ended September 30, 2009, excluding ANGEL’s acquired deferred revenues. This increase was expected and was due to the seasonal variations in our business due to the timing of our clients’ budget cycles and the renewal dates for our existing clients’ annual licenses. Amortization of intangibles resulting from acquisitions was $25.7 million during the nine months ended September 30, 2009 and related to the amortization of identified intangibles resulting from acquisitions. For the nine months ended September 30, 2009, we recorded a non-cash $7.5 million impairment charge related to capitalized patent costs due to the reversal of the 2008 patent judgment verdict against Desire2Learn.

Net cash used in investing activities was $108.1 million during the nine months ended September 30, 2009 as compared to $156.4 million during the nine months ended September 30, 2008. During the nine months ended September 30, 2009 we paid $82.3 million in net cash consideration for the acquisition of ANGEL, including transaction costs of approximately $1.5 million. During the nine months ended September 30, 2008, we paid $133.0 million for acquisitions which primarily related to the NTI merger and excludes certain NTI merger costs that were paid in 2007. During the nine months ended September 30, 2009, approximately 0.2 million shares of our common stock held in escrow as part of the NTI merger were returned us in order to satisfy certain acquisition-related liabilities of $8.0 million which were paid during the nine months ended September 30, 2009. We retired the shares of common stock during the nine months ended September 30, 2009 and the shares of common stock are not included as issued and outstanding as of September 30, 2009. During the nine months ended September 30, 2009, cash expenditures for purchases of property and equipment were $15.9 million, which represents approximately 5.7% of total revenues for the nine months ended September 30, 2009.

In July 2009, we acquired the business assets of Terriblyclever Design, LLC, a provider of software applications and the creator of MobilEdutm, a suite of mobile web applications for the education industry. The Blackboard MobilEdu service enables educational institutions to deliver campus life services and content to mobile devices to connect students, parents, faculty, prospective students and alumni to the campus experience. The purchase price of the transaction was $3.5 million in cash, of which $1.5 million was paid during the three months ended September 30, 2009, $1.7 million was paid in October 2009 and $0.3 million is to be paid in July 2010, plus up to $0.5 million in contingent payments, subject to certain adjustments.

Net cash provided by financing activities was $8.6 million during the nine months ended September 30, 2009 as compared to $13.2 million during the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we received $7.7 million in proceeds from exercise of stock options as compared to $10.7 million during the nine months ended September 30, 2008.

Notes Payable

In June 2007, we issued and sold the Notes in a public offering. We used a portion of the proceeds to terminate and satisfy in full our existing indebtedness outstanding of $19.4 million pursuant to the senior secured credit facilities agreement, which we entered into in connection with our acquisition of WebCT in 2006, and to pay all fees and expenses incurred in connection with the termination.

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

The Notes will be convertible, under certain circumstances, into cash or a combination of cash and our common stock at an initial base conversion rate of 15.4202 shares of common stock per $1,000 principal amount of Notes. The base conversion rate represents an initial base conversion price of approximately $64.85. If at the time of conversion the applicable price of our common stock exceeds the base conversion price, the conversion rate will be increased by up to an additional 9.5605 shares of our common stock per $1,000 principal amount of Notes, as determined pursuant to a specified formula. In general, upon conversion of a Note, the holder of such Note will receive cash equal to the principal amount of the Note and our common stock for the Note’s conversion value in excess of such principal amount. In accordance with the earnings per share method outlined in ASC 260, “Earnings Per Share,” (Prior authoritative literature: EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,”) the diluted earnings per share effect of the shares that would be issued will be accounted for only if the average market price of our common stock price during the period is greater than the Notes’ conversion price.

Because the Notes contain an adjusting conversion rate provision based on our common stock price and anti-dilution adjustment provisions, at each reporting period, we evaluate whether any adjustments to the conversion price would alter the effective conversion rate from the stated conversion rate and result in an “in-the-money” conversion. Whenever an adjustment to the conversion rate results in an increase in the number of shares of common stock issuable upon conversion of the Notes, we would recognize a beneficial conversion feature in the period such a determination is made and amortize it over the remaining life of the Notes. As of September 30, 2009, a beneficial conversion feature under the Notes did not exist.

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

Interest income on our cash and cash equivalents is subject to interest rate fluctuations. For the three and nine months ended September 30, 2009, a one percentage point decrease in interest rates would not have had a material effect on the consolidated results of operations and financial condition.

We have accounts on our foreign subsidiaries’ ledgers which are maintained in the respective subsidiary’s local foreign currency and remeasured into the U.S. dollar. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we sell products and services including the Canadian dollar, Euro, British pound, Japanese yen, Australian dollar and others. For the three and nine months ended September 30, 2009, a one percentage point adverse change in these various exchange rates into the U.S. dollar as of September 30, 2009 would not have had a material effect on the consolidated results of operations and financial condition.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The description of the legal proceedings contained in Note 8 — Commitments and Contingencies — in the Notes to Unaudited Consolidated Financial Statements is incorporated by reference herein.

In addition, we may be involved in various legal proceedings from time to time incidental to the ordinary conduct of our business.

Item 1A.	Risk Factors.

We describe our business risk factors below. This description includes any material changes to and supersedes the description of the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

Our primary competitors for the Blackboard Learn platform are companies and open source projects that provide course management systems, such as Desire2Learn Inc., Jenzabar, Inc., Microsoft, IBM, Oracle, Moodle, Pearson Education, The Sakai Project, UCompass Educator and WebTycho; learning content management systems, such as Giunti Labs S.r.I. and Concord USA, Inc.; and education enterprise information portal technologies, such as SunGard SCT Inc., an operating unit of SunGard Data Systems Inc. We also face competition from clients and potential clients who develop their own applications internally, large diversified software vendors who offer products in numerous markets including the education market and open source software applications. Our competitors for the Blackboard Transact platform include companies that provide transaction systems, security and access systems and off-campus merchant relationship programs. Our competitors for Blackboard Connect include a variety of competitors which provide mass notification technologies including voice, email and/or text messaging communications.

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

Our future success depends upon the continued service of our key management, technical, sales and other critical personnel, including employees who joined Blackboard in connection with our acquisitions of WebCT, Xythos Software Inc., NTI, ANGEL and the business assets of Terriblyclever Design, LLC. Whether we are able to execute effectively on our business strategy will depend in large part on how well key management and other personnel perform in their positions and are integrated within our company. Key personnel have left our company over the years, and there may be additional departures of key personnel from time to time. In addition, as we seek to expand our global organization, the hiring of qualified sales, technical and support personnel has been difficult due to the limited number of qualified professionals. Failure to attract, integrate and retain key personnel would result in disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives and the results of our operations.

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

Dated: November 6, 2009