Form 10-K
period 2009-12-31
BLACKBOARD INC
filed 2010-02-17
CIK 1106942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of outstanding voting stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $914.2 million based on the last reported sale price of the registrant’s common stock on The NASDAQ Global Select Market as of the close of business on that day.

There were 33,314,227 shares of the registrant’s common stock outstanding as of January 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2010 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2009, are incorporated by reference into Part III of this Form 10-K.

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

Our various software applications are delivered in our four product lines, Blackboard Learntm, Blackboard Transacttm, Blackboard Connecttm, and Blackboard Mobiletm. We license these products on a renewable basis, typically for annual terms.

We began operations in 1997 as a limited liability company organized under the laws of the state of Delaware and served as a primary contractor to an education industry technical standards organization. In 1998, we incorporated under the laws of the state of Delaware and acquired CourseInfo LLC, which had developed an internal online learning system used by faculty at Cornell University, and had begun marketing its technology to universities and school districts in the United States and Canada. Since the time of our acquisition of CourseInfo, we have grown from approximately 26 licenses of one software application as of December 31, 1998 to more than 8,200 licenses of our software applications as of December 31, 2009.

In June 2007, we issued and sold $165.0 million aggregate principal amount of 3.25% convertible senior notes due 2027 in a public offering, which we refer to in this report as the Notes.

We have grown through internal growth and strategic acquisitions. In January 2008, we acquired The NTI Group, Inc. for a purchase price of $132.1 million in cash and $52.7 million in our common stock, which equated to approximately 1.5 million shares of our common stock. In connection with the transaction, we paid a portion of the purchase price using proceeds from the issuance of the Notes. The NTI Group, Inc., now a subsidiary of our company, has since been renamed Blackboard Connect Inc. This acquisition allowed us to offer clients the ability to send mass communications via voice, email and text messages. We acquired the technology underlying our Blackboard Connect service, which we began offering in February 2008, through the acquisition of The NTI Group, Inc.

In May 2009, we acquired ANGEL Learning, Inc., a leading developer of e-learning software to the U.S. education industry which we refer to in this report as ANGEL, for merger consideration of $101.3 million, which included $87.4 million in cash and $13.9 million in shares of our common stock, or approximately 0.5 million shares of common stock. The effective cash portion of the purchase price of ANGEL before transaction costs was approximately $80.8 million, net of ANGEL’s closing cash balance of approximately $6.6 million. We believe the merger with ANGEL supports our long-term strategic direction and the demands for innovative technology in the education industry and will help us create a stronger, more flexible supporter of teaching, learning and student engagement and will accelerate the pace of innovation and interoperability in e-learning.

In July, 2009, we acquired the business assets of Terriblyclever Design, LLC. This acquisition was the foundation for our newest platform, Blackboard Mobile. Blackboard Mobile allows us to offer our clients a comprehensive suite of mobile Web applications for education and enables educational institutions to deliver education and campus life services and content to mobile devices to connect students, parents, faculty, prospective students and alumni to the campus experience.

Customer Overview

Our customer base consists primarily of U.S. postsecondary education clients, which accounted for approximately 52.1% of our total revenues for 2009. We also sell our products and services to international postsecondary clients, which accounted for approximately 15.8% of our total revenues for 2009, U.S. K-12 education clients, which accounted for approximately 15.0% of our total revenues for 2009, and others, including primarily education publishers, commercial education providers, U.S. government organizations and corporations, which accounted for approximately 17.1% of our total revenues for 2009.

Products and Services

We offer a comprehensive line of enterprise software applications focused on the education industry. Clients can license our software applications individually or on one of four platforms: Blackboard Learntm; Blackboard Transact tm; Blackboard Connecttm; and Blackboard Mobiletm.

Blackboard Learntm, our web-based teaching and learning platform, is the new version of the widely deployed Blackboard Academic Suitetm. We launched Blackboard Learntm, Release 9.0, our latest software release, in January 2009 as part of our multi-year, multi-release plan to deliver the next generation of Blackboard solutions, and it is available to our existing clients under their current licenses with us. Clients on the Blackboard Learn platform may license packages featuring combinations of the following modules: Course Delivery, Community Engagement, Content Management, Portfolio Management, and Outcomes Assessment. The new modules correspond to the products within the former Blackboard Academic Suite as follows:

Offered in Blackboard Academic Suitetm	Offered in Blackboard Learntm
The Blackboard Learning Systemtm	Course Delivery module
The Blackboard Community Systemtm	Community Engagement module
The Blackboard Content Systemtm	Content Management module
The Blackboard Portfolio Systemtm	Portfolio Management module
The Blackboard Outcomes Systemtm	Outcomes Assessment module

Similarly, the Blackboard Commerce Suitetm, the platform for our commerce and security solutions, is now offered as Blackboard Transacttm. Blackboard Connecttm is our alert and notification platform for our comprehensive communications and notification system solutions. Blackboard Mobiletm is our comprehensive mobile platform designed to deliver campus life services, resources and content to mobile devices.

We offer Blackboard Learn in all of our markets, Blackboard Transact primarily to U.S. and Canadian postsecondary clients, Blackboard Connect to primarily U.S. K-12, postsecondary and government clients, and Blackboard Mobile primarily to U.S. postsecondary and K-12 clients. We also offer application hosting for clients who prefer to outsource the management of their Blackboard Learn systems. In addition to our products, we offer a variety of professional services, including strategic consulting, project management, custom application development and training.

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

The Blackboard Learn platform offers capabilities for course delivery, learning content, assessment, document management, hosting, and community engagement. Clients may license software applications in packages designed to provide a variety of options and tailored to meet the diverse needs of our client base. The Blackboard Learn platform packages include enterprise and foundation licenses for the following modules: Course Delivery, Community Engagement, Content Management, Portfolio Management, and Outcomes Assessment. The Blackboard Learn platform includes the products formerly known as WebCT Campus Editiontm and WebCT Vistatm, which we acquired in our merger with WebCT, Inc. in 2006, and the ANGEL Learning Management Suite, which we acquired in our merger with ANGEL in 2009.

Blackboard Learn — Course Delivery Module

The Course Delivery module of the Blackboard Learn platform, formerly known as the Blackboard Learning System, allows educational institutions to support an online teaching and learning environment that can be used to augment a classroom-based program or for distance learning. The major capabilities of the Course Delivery module include:

•	Teaching and Learning. Instructors can post syllabi and course materials, including documents, graphics, audio, video and multimedia; create, deliver and automatically score online assignments and tests; and report grades and grading analysis along with other information to students.

•	Advanced features. The Course Delivery module also provides integrated email, discussion forums and live virtual classrooms. It also provides tools to facilitate group collaboration, communication, file-sharing, self-evaluation and peer review. Additionally, we offer Scholartm by Blackboard, a service which allows users to build a network of peers who share similar educational interests, and SafeAssigntm, a plagiarism prevention service.

•	Extending the learning environment. Our products can be integrated with existing campus student information systems and campus registrar systems to access user, course and enrollment information stored throughout the institution. Additional capabilities are available through the integration of third-party Blackboard Building Blocks® or Blackboard PowerLinkstm tools developed by our clients or independent parties. These extensions of the core software applications allow institutions to download, install and manage third-party enhancements. These third-party applications add functionality to our products, and several client-managed online communities exist to foster open source development of enhancements to our products as well.

•	System administration. Our products allow clients to configure our applications to the specific needs of their institutions. The appearance and configuration of our products are customizable by each client for multiple independent user populations within the institution on the same system hardware and database. In addition, clients have the ability to define multiple user roles and set access policies for guest accounts and observers, such as parents, advisors, mentors and supervisors.

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

Blackboard Learn — Community Engagement Module

The Community Engagement module of the Blackboard Learn platform, formerly known as the Blackboard Community System, is an enterprise information portal application designed specifically for the education industry and is licensed as an extension of the Course Delivery module. The Community Engagement module allows institutions to extend their learning environments and to further engage students by connecting them with each other, with campus services, and with faculty beyond the classroom. The Community Engagement module extends the Blackboard Learn platform to include functionality for student organizations, faculty and staff, departmental collaboration, information distribution and single sign-on access to existing administrative systems. The major academic capabilities of the Community Engagement module include:

•	Configurable portal environment enabling one-stop access to services. Through a customizable Web portal, the Community Engagement module enables institutions to provide their users access to multiple content sources, campus services, administrative systems and personal information management tools, such as email and calendar. The Community Engagement module can provide single sign-on access to a variety of campus systems, eliminating the need for multiple access points and identification verifications. Institutions and independent software vendors can create custom portal applications that provide views into content and data from other systems or integrate other applications.

•	Facilitating academic and co-curricular collaboration using community and communication tools. The Community Engagement module facilitates the creation of meaningful campus connections by allowing institutions to define dedicated online environments for departments, clubs and other groups. Members of organizations can manage their own operations, as well as upload and share documents, and use their own communication tools, conserving the resources of campus information technology departments.

•	Maintaining distinct campus identities. An institution can configure the Community Engagement module to support multiple identities or brands within the institution, such as multiple campuses, a law school, medical school or continuing education program, and deliver content to targeted, institution-defined roles. In addition, users can customize the Community Engagement interface according to their needs and preferences.

•	e-Commerce capabilities. This functionality enables campus business units and student organizations to sell products, which may be paid for with a student’s credit card or debit account using the Blackboard Transact platform. Examples include campus bookstore online purchases, athletics and event tickets, library fees and parking fees.

Blackboard Learn — Content Management Module

The Content Management module of the Blackboard Learn platform, formerly known as the Blackboard Content System, provides enterprise content management capabilities and is licensed as an extension of the Course Delivery and Community Engagement modules. The Content Management module supports activities that require enterprise management of electronic files, such as teaching, learning, research, archival and library needs, and extracurricular and departmental pursuits. All of these activities require the central management, tagging, sharing and re-use of electronic files, such as lecture notes for multiple sections of a course, learning resources, test banks and library electronic reserve materials. In addition, the Content Management module supports advanced workflow capabilities across the institution and provides a secure way to share sensitive institutional content. The major capabilities of the Learning Content module include:

•	Storing and accessing learning materials. Institutions can make secure, web-based, drag-and-drop file storage space available to all users, who can then use a configurable permissions structure to share files with individuals or groups, track versions and add comments. To assure appropriate usage of the file space, administrators can manage disk space quotas and set bandwidth controls.

•	Learning content management. Instructors can manage versions of documents and other course material and can re-use content across multiple courses or sections. Institutions can create content repositories administered at the departmental, school or institutional levels to facilitate the sharing and searching of digital content.

•	Integrating library resources into the learning environment. Librarians can create and manage collections of digital assets for use by specific courses, disciplines or the entire institution.

•	Collecting and sharing materials within electronic portfolios. Users can collect and organize their academic work as electronic portfolios to showcase their accomplishments, which can be shared with other users on the system, as well as published externally. These portfolios can be used for personal reflection, academic assignments, program completion, alignment with educational standards, or for professional development, such as résumés and job applications.

The Content Management family of products also includes the Portfolio Management module of Blackboard Learn and the enterprise document management applications we acquired in our merger with Xythos Software, Inc. in 2007. The Portfolio Management module is a personal portfolio application that enables users to collect and organize their academic work and is currently available to customers with a license for Blackboard Learn or the Blackboard Learning System — CE and Vista enterprise licenses. The Xythos enterprise document management applications enable clients to securely store, manage and share data across the enterprise. The Xythos applications also provide clients with flexible workflow and document scanning capabilities. The Xythos products are mainly used for research and administrative activities in higher education but are also used by corporate and governmental organizations for basic content management services.

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

Blackboard Transact, Release 3 and Blackboard Transact, Release 3.5.

Blackboard Transact is a centralized software application providing in one platform all the campus commerce and security management features that are licensed as separate parts of the Blackboard Transaction System. We license our campus commerce software, along with various hardware devices, to allow clients to establish an integrated student closed-loop debit account program for charging incidental expenses such as meals and academic materials, typically using the campus ID card. The hardware that we sell as part of the Blackboard Transact commerce management solution includes servers, ID/stored-value cards, card readers and point-of-sale devices. Blackboard Transact, Release 3 supports activities such as facilities access and identity verification, and the latest release, Blackboard Transact, Release 3.5, provides enhanced data and payment security features, additional reporting and commerce management capabilities. The principal features include:

•	Commerce. Transaction processing capabilities of Blackboard Transact, Release 3 support the creation and management of student closed-loop debit accounts, as well as the processing of payments against those accounts using student ID cards on and around campus, such as in dining facilities, bookstores, and a variety of off-campus and online transactions. Micro-payment applications are served as well including vending, copy/print machines, and laundry machines. In addition, the latest release of the Blackboard Transact platform, Release 3.5, offers data and application security capabilities that comply with the Payment Application Data Security Standard (PA-DSS), allowing clients to host the application in a manner which is in line with the Payment Card Industry Data Security Standard (PCI-DSS). Our clients use the Blackboard Transact commerce management solution to manage point-of-sale transactions, such as prepaid closed-loop debit cards, meal plan administration, cash equivalency, privilege verification and discounts, and self-service or unattended transactions, such as vending, laundry, printing, copying and parking.

•	Activities management and security. The access-rights capabilities of the Blackboard Transact security management solution enable a variety of applications using the client’s investment in a single-card environment for commerce. These include event admission, student government voting, wireless eligibility verification on buses, library authorization and computer lab access and tracking. In addition, the system interfaces directly with door access points to manage identification and secure access control to facilities using the same student ID card. With Release 3.5, the Blackboard Transact security management solution offers improved operational and security features, including a user interface with web-like search capability and access control that integrates completely with Blackboard Video Surveillancetm.

Blackboard Transact — Community Engagement

In addition to the functionalities it provides as part of the Blackboard Learn platform, the Community Engagement module enables additional transaction capabilities when licensed as part of Blackboard Transact, including:

•	eMarketplace. The Community Engagement module enables campus business units and student organizations to sell products which may be paid for with the student debit account. Users can activate template-driven tools that allow them to describe, price, display and charge for an item, all within the campus portal environment. Examples include campus bookstore online purchases, athletics and event tickets, library fees and parking fees.

•	Web account management. Through an online account, end users can manage a variety of activities, including online deposits, guest and parent deposits, balance inquiries, transaction history statements and lost and stolen card reports.

Blackboard Transact — BbOne

BbOne is the brand name of our off-campus commerce management solution within the Blackboard Transact platform. It enables students and faculty to use their university ID cards as a form of payment off-campus. We recruit local and national-brand merchants to accept student debit accounts as a form of payment, facilitate authorization of each transaction, and manage the post-transaction settlement to the merchant on a daily basis. By utilizing the existing Blackboard Transact closed-loop debit account at the university, BbOne provides students with a secure, cashless and convenient way to make purchases while assuring parents that their funds will be spent within a university-approved merchant network. We develop the off-campus merchant network on behalf of each university and manage the program, from merchant acquisition and funds settlement to transaction terminal support. We also provide customized marketing campaigns designed to build the card program brand and increase deposits into the accounts.

Blackboard Connect

Blackboard Connect provides comprehensive communication systems that enable rapid dissemination of critical information via voice and text devices. The Blackboard Connect family includes offerings specifically designed for education, municipal, government and military clients. Blackboard Connect is a fully hosted, web-based application that enables clients to record, schedule, send and track personalized voice messages, e-mail, SMS or text messages to tens of thousands of constituents in minutes. Blackboard Connect provides a bundled set of mass notification, survey and community outreach tools through a service that eliminates the need for clients to purchase or deploy equipment, hardware or software, or to incur long distance phone charges.

Blackboard Mobile

Blackboard Mobile includes Mobile Central, formerly known as MobilEdutm, which we acquired from our acquisition of Terriblyclever in 2009. Mobile Central is a mobile-based set of applications that provide student services and campus information to an institution’s end-users, including students, faculty, community constituents and alumni, on their mobile devices.

The Mobile Central applications are customized on behalf of an institution and deployed as a single mobile application, branded with that institution’s logo and images. Mobile Central is available as a native application for the Apple® iPhone® or iPod Touch® and for certain Blackberry® devices. Additionally, Mobile Central is also available in Mobile Web form, allowing other mobile, web-enabled devices to access the same information.

Professional Services

Our professional services support the implementation and maintenance of our systems and software in the educational environment in order to help clients maximize the value of our various enterprise software applications. Our services group offers:

•	project management;

•	integration of our applications with existing campus systems;

•	user interface customization;

•	installation and configuration;

•	training and instructional design;

•	course and content migration;

•	custom Blackboard Building Blocks and Blackboard PowerLinks application development; and

•	functional consulting relating to on-line learning and associated business processes.

Competition

The market for education enterprise software is highly fragmented and rapidly evolving, and we expect competition in this market to persist and intensify. Our primary competitors for the Blackboard Learn platform are companies and open source solutions that provide course management systems, such as Desire2Learn Inc.,

Jenzabar, Inc., Microsoft, IBM, Oracle, Moodle, Pearson, The Sakai Project, UCompass Educator and WebTycho; learning content management systems, such as Giunti Labs S.r.I. and Concord USA, Inc.; and education enterprise information portal technologies, such as SunGard Higher Education Inc., an operating unit of SunGard Data Systems Inc. We also face competition from clients and potential clients who develop their own applications internally, large diversified software vendors who offer products in numerous markets including the education market and other open source software applications. Our competitors for the Blackboard Transact platform include companies that provide transaction systems, security systems and off-campus merchant relationship programs. We face a variety of competitors for our Blackboard Connect offering that provide mass notification technologies, including voice, email and text messaging communications.

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

Research and Development

Our software products are developed and maintained by a dedicated team of software engineers, product managers, designers and documentation specialists. In addition, we organize our teams to address specialized functional areas, such as: a sustaining engineering team, which focuses on highly technical product support issues; a quality control team, which tests our applications to identify and correct software errors and usability issues before a new product or update is released; and a research and development engineering team, which works on special development projects that involve third parties, including software tools for integrating our products with other campus systems. Our research and development group receives feedback on product improvement suggestions and new products from clients, either directly or through our sales and client support organizations. We periodically release maintenance updates to and new versions of our existing products. In addition, our research and development group works on new product initiatives as appropriate. Our products are primarily developed internally and, in support of the development of our products, we have acquired or licensed specialized products and technologies from other software firms. Our research and development expenses were $28.3 million, $40.6 million and $46.0 million in the years ended December 31, 2007, 2008 and 2009, respectively.

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

Executive Officers

The following table lists our executive officers and their ages as of January 31, 2010.

Name	Age	Position

Michael L. Chasen	38	Chief executive officer, president, director
Michael J. Beach	39	Chief financial officer
Matthew H. Small	37	Chief business officer, chief legal officer and secretary
Judy Verses	52	Chief client officer, president of sales and marketing
Jonathan R. Walsh	37	Vice president for finance and accounting

Michael Chasen has served as chief executive officer since January 2001, as president since February 2004 and as a director since our founding in 1997. From June 1997 to January 2001, Mr. Chasen served as president. Before co-founding Blackboard, from May 1996 to June 1997, Mr. Chasen was a consultant with KPMG Consulting serving colleges and universities. Mr. Chasen received a B.S. degree from American University and a M.B.A. degree from Georgetown University School of Business.

Michael Beach has served as chief financial officer since September 2006. From June 2001 to September 2006, Mr. Beach served as vice president for finance. Prior to joining us, from February 1997 to June 2001, Mr. Beach was an audit senior manager at the public accounting firm of Ernst & Young LLP. Mr. Beach received a B.B.A. degree from James Madison University. Mr. Beach has notified us of his intent to resign as chief financial officer effective as of March 1, 2010.

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

Judy Verses has served as chief client officer and president of sales and marketing since July 2009. From July 2008 to July 2009, she served as president and chief operating officer of Blackboard Learn. Prior to joining us, from January 2004 to March 2007, Ms. Verses served as the senior vice president of marketing at Verizon Communications, and from June 2002 to December 2003 as senior vice president for Verizon Broadband Solutions. Ms. Verses received a B.S. degree from the University of Connecticut.

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

Employees

As of December 31, 2009, we had 1,183 employees, including 236 in sales; 96 in marketing and business development; 260 in support, managed hosting and production; 269 in research and development; 139 in professional services; and 183 in general administration. None of our employees are represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is good.

International Operations

We currently operate predominantly in the United States. Our revenues derived from operations in foreign countries for fiscal years 2007, 2008 and 2009 were $53.6 million, $60.9 million and $69.2 million, respectively, which represented 22.4%, 19.5% and 18.4% of our total revenues in those years. Substantially all of our material identifiable assets are located in the United States.

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

The economic disruption experienced in the United States and globally since 2008 and any continuing unfavorable economic conditions may affect our sales and renewals of our products and services, and could negatively affect our revenues and our ability to maintain or grow our business. In addition, the instability in the financial markets has resulted in a tightening of the credit markets, which could impair the ability of our customers to obtain credit to finance purchases of our products. Our client base is diverse and each client or potential client faces a unique set of risks. These risks include, for example, the availability of public funds and the possibility of state and local budget cuts, reduced enrollment, or lower revenues, which could lead to a reduction in overall spending, including information technology spending, by our current and potential clients and a corresponding decline in demand for our products and services. A prolonged economic downturn may result in a reduction in overall demand for educational software products and services, which could cause a decline in both new sales and renewals of our existing products and difficulty in establishing a market for our new products and services. In addition, our accounts receivable may increase and the relative aging of our receivables may deteriorate if our clients delay or are unable to make their payments due to the tightening of credit markets and the lack of available funding. A prolonged economic downturn may make it difficult for potential clients to buy our products and might compromise the ability of existing clients to renew their licenses.

We could lose revenues if there are changes in the spending policies or budget priorities for government funding of colleges, universities, schools and other education providers.

Most of our clients and potential clients are colleges, universities, schools and other education providers who depend substantially on government funding. Accordingly, any general decrease, delay or change in federal, state or local funding for colleges, universities, schools and other education providers could cause our current and potential clients to reduce their purchases of our products and services, to exercise their right to terminate licenses, or to decide not to renew licenses, any of which could cause us to lose revenues. In addition, a specific reduction in governmental funding support for products such as ours would also cause us to lose revenues. In light of the severe economic downturn experienced in the United States and globally since 2008, many of our clients have experienced and may continue to experience budgetary pressures, which may have a negative impact on sales of our products.

Our investments in product development and product acquisition may not be successful; if our products do not gain market acceptance, our revenues may decrease and we may not realize a return on such investments.

We make substantial investments in improving our products and acquiring products through mergers and acquisitions, and there can be no assurance that our investments will be successful. Our ability to grow our business will be compromised if we do not develop products and services that achieve broad market acceptance with our current and potential clients. We have recently released a new version, Release 9.0, of our Blackboard Learn platform which offers enhanced functionality over prior versions. If clients do not upgrade to the latest version of the Blackboard Learn platform, the functionality of their existing installed versions will not compare as favorably to competing products which may cause a reduction in renewal rates. Further, if the latest version of our software does not become widely adopted by clients, we may not be able to justify the investments we have made and our financial results will suffer.

If our newest products, Blackboard Connect and the Blackboard Mobile product line, do not gain widespread market acceptance, our financial results could suffer. We acquired the technology underlying Blackboard Connect through our merger with The NTI Group, Inc. in January 2008 and the technology underlying the Blackboard Mobile product line through our purchase of the business assets of Terriblyclever Design, LLC in July 2009. Our ability to grow our business will depend, in part, on client acceptance of these products. If we are not successful in gaining market acceptance of these products, our revenues may fall below our expectations.

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

Our primary competitors for the Blackboard Learn platform are companies and open source projects that provide course management systems, such as Desire2Learn Inc., Jenzabar, Inc., Microsoft, IBM, Oracle, Moodle, Pearson, The Sakai Project, UCompass Educator and WebTycho; learning content management systems, such as Giunti Labs S.r.I. and Concord USA, Inc.; and education enterprise information portal technologies, such as SunGard Higher Education Inc., an operating unit of SunGard Data Systems Inc. We also face competition from clients and potential clients who develop their own applications internally, large diversified software vendors who offer products in numerous markets including the education market and open source software applications. Our competitors for the Blackboard Transact platform include companies that provide transaction systems, security and access systems and off-campus merchant relationship programs. Our competitors for Blackboard Connect include a variety of competitors which provide mass notification technologies including voice, email and text messaging communications.

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

Our recent acquisition transactions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of the transactions.

We have entered into a number of acquisition transactions as part of our growth strategy. We completed our acquisitions of ANGEL and the business assets of Terriblyclever Design in 2009. We have entered into these transactions with the expectation that each would result in long-term benefits, including improved revenue and profits, and enhancements to our product portfolio and customer base. Risks that we may encounter in seeking to realize the benefits of these and other potential acquisition transactions include:

•	we may not realize the anticipated financial benefits if we are unable to sell the acquired products to our current or future customers, if a larger than predicted number of customers decline to renew their contracts, or if the acquired contracts do not allow us to recognize revenues on a timely basis;

•	we may have difficulty incorporating the acquired technologies or products with our existing product lines and maintaining uniform standards, controls, procedures and policies;

•	we may face contingencies related to product liability, intellectual property, financial disclosures, and accounting practices or internal controls;

•	we may have higher than anticipated costs in supporting and continuing development of the acquired company products and in servicing new and existing clients of a company we acquire;

•	we may not be able to retain key employees from the companies we acquire;

•	the increased size and complexity of the combined company after our acquisitions may present operational challenges; and

•	we may lose anticipated tax benefits or have additional legal or tax exposures.

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

Our existing indebtedness could adversely affect our financial condition and we may not be able to fulfill our debt obligations, including the Notes.

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

Upon the occurrence of a fundamental change as defined in the Notes, holders of the Notes would have the right to require us to repurchase the Notes at a price in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. Any future credit agreement or other agreements relating to indebtedness to which we become a party may contain similar provisions. Holders will also have the right to require us to repurchase the Notes for cash or a combination of cash and our common stock on July 1, 2011, July 1, 2017 or July 1, 2022. Moreover, upon conversion of the Notes, we are required to settle a portion of the conversion obligation in cash. In the event that we are required to repurchase the Notes or upon conversion of the Notes, we may not have sufficient financial resources to satisfy all of our obligations under the Notes and our other debt instruments. Our failure to pay the repurchase price when due, to pay cash upon conversion of the Notes, or similarly fail to meet our payment obligations, would result in a default under the indenture governing the Notes.

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

We may experience difficulties that could delay or prevent the successful development, introduction and sale of new products under development. If introduced for sale, the new products may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance, which could cause our financial results to suffer. In addition, during the development period for the new products, our customers may defer or forego purchases of our products and services. We often obtain renewable client contracts in acquisitions, as was the case in our acquisitions of WebCT, NTI, and ANGEL, and if we experience a decrease in the renewal rate from expected levels it could reduce revenues below our expectations.

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

Potential clients typically conduct extensive and lengthy evaluations before committing to our products and services and generally require us to expend substantial time, effort and money educating them as to the value of our offerings. In light of the ongoing economic disruption in the U.S. and globally, we have experienced some lengthening of sales cycles and, depending on the future economic climate, may see a continuation of this trend. Our client base is diverse and each component faces a unique set of risks, including, for example, the possibility of state and local budget cuts for K-12 institutions or reduced enrollment in higher education, which may affect our revenues and our ability to grow our business. If the economic downturn worsens or is prolonged, our clients and prospective clients may defer or cancel their purchases with us.

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

Our federal net operating loss carryforwards are subject to limitations on how much may be utilized on an annual basis. The use of the net operating loss carryforwards may have additional limitations resulting from future ownership changes or other factors under Section 382 of the Internal Revenue Code.

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

We hold our cash in a variety of marketable investments which are generally investment grade, liquid, short-term fixed-income securities and money market instruments denominated in U.S. dollars. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to further write down the value of our investments, which would be reflected in our statement of operations for that period. With the continued unstable credit environment, we might incur significant realized, unrealized or impairment losses associated with these investments.

Our future success depends on our ability to continue to retain and attract qualified employees.

Our future success depends upon the continued service of our key management, technical, sales and other critical personnel, including employees who joined Blackboard in connection with our acquisitions of WebCT, Xythos, NTI, ANGEL and the business assets of Terriblyclever. Whether we are able to execute effectively on our business strategy will depend in large part on how well key management and other personnel perform in their positions and are integrated within our company. Key personnel have left our company over the years, and there may be additional departures of key personnel from time to time. In addition, as we seek to expand our global organization, the hiring of qualified sales, technical and support personnel has been difficult due to the limited number of qualified professionals. Failure to attract, integrate and retain key personnel would result in disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives and the results of our operations.

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

If we are unable to obtain sufficient quantities of the hardware products we sell in a timely manner, our sales could decline.

We rely on various third-party companies to provide us with hardware products which we sell to our clients. Such companies include manufacturers of third-party products and manufacturers of Blackboard Transact hardware products to which we have outsourced our manufacturing operations. The failure to obtain sufficient quantities of the products we sell to our clients or any substantial delays or product quality problems associated with our obtaining such products could decrease our sales.

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

If we are found to have infringed the proprietary rights of others, we could be required to redesign our products, pay significant royalties or enter into license agreements with third parties.

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

We are in an industry where litigation is common, including litigation related to copyright, patent, trademark and trade secret rights, and other types of claims. Litigation can be expensive and disruptive to normal business operations. The results of litigation are inherently uncertain and may result in adverse rulings or decisions. We may enter into settlements or be subject to judgments that may result in an obligation to pay significant monetary damages, prevent us from operating one or more elements of our business or otherwise hurt our operations.

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

Unanticipated problems affecting our network systems could cause interruptions or delays in the delivery of the hosting services we provide to some of our clients. We provide remote hosting through computer hardware that is currently located in third-party co-location facilities in various locations in the United States, The Netherlands and Australia. We do not control the operation of these co-location facilities. Lengthy interruptions in our hosting service could be caused by the occurrence of a natural disaster, power loss, vandalism or other telecommunications problems at the co-location facilities or if these co-location facilities were to close without adequate notice. Although we have developed redundancies in some of our systems, we have experienced problems of this nature from time to time in the past, and we will continue to be exposed to the risk of network failures in the future. We currently do not have adequate computer hardware and systems to provide alternative service for most of our hosted clients in the event of an extended loss of service at the co-location facilities. Some of our co-location facilities are served by data backup redundancy at other facilities. However, they are not equipped to provide full disaster recovery to all of our hosted clients. If there are operational failures in our network infrastructure that cause interruptions, slower response times, loss of data or extended loss of service for our remotely hosted clients, we may be required to issue credits or pay penalties, current clients may terminate their contracts or elect not to renew them, and we may lose sales to potential clients. If we determine that we need additional hardware and systems, we may be required to make further investments in our network infrastructure.

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

Our transaction processing product and service offering could be subject to state and federal financial services regulation or industry-mandated requirements. The Blackboard Transact platform supports the creation and management of student debit accounts and the processing of payments against those accounts for both on-campus vendors and off-campus merchants. For example, one or more federal or state governmental agencies that regulate or monitor banks or other types of providers of electronic commerce services may conclude that we are engaged in banking or other financial services activities that are regulated by the Federal Reserve under the U.S. Federal Electronic Funds Transfer Act or Regulation E thereunder or by state agencies under similar state statutes or regulations. Regulatory requirements may include, for example:

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

Our corporate headquarters office is located in Washington, D.C. We lease approximately 129,000 square feet of office space under a lease expiring in June 2018. We also lease offices in Northern Virginia; Phoenix,

Arizona; Lynnfield, Massachusetts; Los Angeles, California; San Francisco, California; Indianapolis, Indiana; Amsterdam, Netherlands; Vancouver, Canada; Brno, Czech Republic; and Sydney, Australia.

Item 3.	Legal Proceedings.

On July 26, 2006, we filed a complaint in the United States District Court for the Eastern District of Texas alleging that Desire2Learn Inc. infringed U.S. Patent No. 6,988,138, which was held by us. On February 22, 2008, the jury returned a verdict in our favor on infringement and validity. On May 7, 2008, the court entered judgment for us in the amount of $3.3 million, plus post-judgment interest accruing at 6% per annum. On June 11, 2008, Desire2Learn paid us $3.3 million, which consisted of the judgment amount plus accrued interest. On July 27, 2009, the United States Court of Appeals for the Federal Circuit affirmed in part, reversed in part, and dismissed in part the district court’s decision. On December 15, 2009, we and Desire2Learn entered into a confidential settlement and cross-license agreement and agreed to dismiss all claims with prejudice.

On August 19, 2009, we filed a lawsuit in United States District Court for the District of Columbia against Steven Zimmers and Daniel Davis. We are seeking a declaratory judgment and unspecified damages relating to breach of contract between us and the defendants. The defendants have filed counterclaims against us alleging breach of the agreement by the Company and are seeking damages of less than $14.0 million. The initial court status conference occurred on October 14, 2009 and the parties participated in a court-ordered mediation on December 16, 2009 but we did not resolve the dispute. The matter remains pending.

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

Our common stock trades on the NASDAQ Global Select Market under the symbol “BBBB.” The following table sets forth, for the period indicated, the range of high and low closing sales prices for our common stock by quarter.

	High	Low

Year Ended December 31, 2008:
First Quarter	$39.16	$27.12
Second Quarter	39.69	31.86
Third Quarter	43.62	34.81
Fourth Quarter	39.60	19.76
Year Ended December 31, 2009:
First Quarter	$32.70	$23.00
Second Quarter	34.03	27.45
Third Quarter	37.92	27.55
Fourth Quarter	46.30	35.47

As of January 31, 2010 there were 140 holders of record of our outstanding common stock.

We have not paid or declared any cash dividends on our common stock. We currently expect to retain all of our earnings for use in developing our business and do not anticipate paying any cash dividends in the foreseeable future.

We did not repurchase any of our equity securities in 2009.

The equity compensation plan information required under this Item is incorporated by reference to the information provided under the heading “Equity Compensation Plan Information” in our proxy statement to be filed within 120 days after the fiscal year end of December 31, 2009.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly change in the cumulative total stockholder return on our common stock during the five-year period from December 31, 2004 through December 31, 2009, with the cumulative total return of a SIC Code Index that includes all U.S. public companies in the Standard Industrial Classification (SIC) Code 7372-Prepackaged Software and a NASDAQ Market Index. The comparison assumes that $100 was invested on December 31, 2004 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG BLACKBOARD INC.,
NASDAQ MARKET INDEX AND SIC CODE INDEX

Assumes $100 invested on Dec. 31, 2004
Assumes dividend reinvested
Fiscal year ending Dec. 31, 2009

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Blackboard Inc.	$100.00	$195.68	$202.84	$271.78	$177.11	$306.48
NASDAQ Market Index	100.00	102.20	112.68	124.57	74.71	108.56
SIC Code Index	100.00	98.45	113.00	132.72	79.50	119.46

(1)	This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from Morningstar Inc., a source we believe to be reliable, but we do not assume responsibility for any errors or omissions in such information.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this annual report. The statement of operations data for the years ended December 31, 2005, 2006, 2007, 2008 and 2009 and the balance sheet data as of December 31, 2005, 2006, 2007, 2008 and 2009 are derived from, and are qualified by reference to, our audited consolidated financial statements that have been audited by Ernst & Young, LLP, our independent registered public accounting firm.

	Year Ended December 31,
	2005	2006	2007	2008	2009
			(As adjusted(1))	(As adjusted(1))
	(In thousands, except per share amounts)

Statement of operations data:
Revenues:
Product	$120,389	$160,392	$213,631	$283,258	$342,144
Professional services	15,275	22,671	25,817	28,876	34,856

Total revenues	135,664	183,063	239,448	312,134	377,000
Operating expenses:
Cost of product revenues, excludes $0, $9,333, $11,654, $17,803 and $10,649 respectively, of amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below(2)	29,607	39,594	47,444	75,237	90,968
Cost of professional services revenues(2)	10,220	16,001	16,941	19,555	20,024
Research and development(2)	13,945	27,162	28,278	40,580	45,967
Sales and marketing(2)	37,873	58,340	66,033	91,076	98,751
General and administrative(2)	19,306	35,823	38,667	50,757	56,387
Patent (proceeds) impairment and other costs	—	—	—	(3,313)	10,984
Amortization of intangibles resulting from acquisitions	266	17,969	22,122	37,866	34,994

Total operating expenses	111,217	194,889	219,485	311,758	358,075

Income (loss) from operations	24,447	(11,826)	19,963	376	18,925
Interest income (expense), net	3,097	(2,974)	(2,479)	(10,168)	(11,769)
Other (expense) income	—	(519)	575	4,124	1,453

Income (loss) before (benefit) provision for income taxes	27,544	(15,319)	18,059	(5,668)	8,609
(Benefit) provision for income taxes	(14,309)	(4,582)	7,580	(3,732)	697

Net income (loss)	$41,853	$(10,737)	$10,479	$(1,936)	$7,912

(1) On January 1, 2009, we adopted new accounting guidance for convertible debt instruments which required adjustment of prior periods. See Note 7 of notes to the consolidated financial statements.

	Year Ended December 31,
	2005	2006	2007	2008	2009
			(As adjusted(1))	(As adjusted(1))
	(In thousands, except per share amounts)

Net income (loss) per common share:
Basic	$1.57	$(0.39)	$0.36	$(0.06)	$0.25

Diluted	$1.47	$(0.39)	$0.35	$(0.06)	$0.24

Weighted average number of common shares:
Basic	26,715	27,858	28,789	30,886	32,066

Diluted	28,510	27,858	30,114	30,886	33,101

(2) Includes the following amounts related to stock-based compensation:
Cost of product revenues	$—	$386	$672	$949	$1,225
Cost of professional services revenues	—	524	631	321	524
Research and development	—	733	467	777	1,018
Sales and marketing	—	2,951	4,359	5,984	6,101
General and administrative	75	3,462	5,914	7,096	7,091

The following table sets forth a summary of our balance sheet data:

	December 31,
	2005	2006	2007	2008	2009
			(As adjusted (1))	(As adjusted (1))
	(In thousands)

Balance sheet data:
Cash and cash equivalents	$75,895	$30,776	$206,558	$141,746	$167,353
Short-term investments	62,602	—	—	—	—
Working capital (deficit)	93,388	(36,976)	125,286	43,300	44,820
Total assets	224,188	307,299	496,912	637,441	724,934
Deferred revenues, current portion	74,975	117,972	126,600	166,727	186,702
Total debt	—	23,623	143,556	149,923	156,177
Total stockholders’ equity	130,325	140,121	194,273	273,475	331,472

(1)	On January 1, 2009, we adopted new accounting guidance for convertible debt instruments which required adjustment of prior periods. See Note 7 of notes to the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We generate revenues from sales and licensing of products and from professional services. Our product revenues consist principally of revenues from annual software licenses, subscription fees from customers accessing our on-demand application services, client hosting engagements and the sale of bundled software-hardware systems. We typically sell our licenses and hosting services under annually renewable agreements, and our clients generally pay the annual fees at the beginning of the contract term. We recognize revenues from these agreements, as well as revenues from bundled software-hardware systems, which do not recur, ratably over the contractual term, which is typically 12 months. We initially record billings associated with licenses and hosting services as deferred revenues and then recognize them ratably into revenues over the contract term. We also generate product revenues from the sale and licensing of third-party software and hardware that is not bundled with our software. We generally recognize these revenues upon shipment of the products to our clients.

We derive professional services revenues primarily from training, implementation, installation and other consulting services. We perform substantially all of our professional services on a time-and-materials basis. We recognize these revenues as the services are performed.

We have grown through internal growth and strategic acquisitions. In January 2008, we acquired The NTI Group, Inc., or NTI. This acquisition allowed us to offer clients the ability to send mass communications via voice, email and text messages. We acquired the technology underlying our Blackboard Connect service, which we began offering in February 2008, from NTI. In May 2009, we acquired ANGEL Learning, Inc., or ANGEL, a leading developer of e-learning software to the U.S. education industry. In July 2009, we acquired the business assets of Terriblyclever Design, LLC, which provides the foundation for our newest platform, Blackboard Mobile. Blackboard Mobile allows us to offer our clients a comprehensive suite of mobile Web applications for education and enables educational institutions to deliver education and campus life services and content to mobile devices to connect students, parents, faculty, prospective students and alumni to the campus experience.

We typically license our individual applications either on a stand-alone basis or bundled as part of one of our four platforms: Blackboard Learntm; Blackboard Transacttm; Blackboard Connecttm; and Blackboard Mobiletm.

We offer Blackboard Learn in all of our markets, Blackboard Transact primarily to U.S. and Canadian postsecondary clients, Blackboard Connect to primarily U.S. K-12, postsecondary and government clients, and Blackboard Mobile primarily to U.S. postsecondary and K-12 clients. We also offer application hosting for clients who prefer to outsource the management of their Blackboard Learn systems. In addition to our products, we offer a variety of professional services, including strategic consulting, project management, custom application development and training.

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

Major components of our cost of product revenues include license and other fees that we owe to third parties upon licensing software, and the cost of hardware that we bundle with our software. We initially defer these costs and recognize them into expense over the period in which we recognize the related revenue. Cost of product revenues also includes amortization of internally developed technology available for sale, telecommunications costs related to the Blackboard Connect product, all direct materials and shipping and handling costs, employee compensation, including bonuses, stock-based compensation and benefits for personnel supporting our hosting, support and production functions, as well as related facility rent, communication costs, utilities, depreciation expense and cost of external professional services used in these functions. We expense all of these costs as incurred. We also expense the costs of third-party software and hardware that is not bundled with software as we incur these costs, normally upon delivery to our client. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles acquired in acquisitions. Amortization expense related to acquired technology was $11.7 million, $17.8 million and $10.6 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Cost of professional services revenues primarily includes the costs of compensation, including bonuses, stock-based compensation and benefits for employees and external consultants who are involved in the performance of professional services engagements for our clients, as well as travel and related costs, facility rent, communication costs, utilities and depreciation expense used in these functions. We expense all of these costs as incurred.

Research and development expenses include the costs of compensation, including bonuses, stock-based compensation and benefits for employees who are associated with the creation and testing of the products we offer, as well as the costs of external professional services, travel and related costs attributable to the creation and testing of our products, related facility rent, communication costs, utilities and depreciation expense used in these functions. We expense all of these costs as incurred.

Sales and marketing expenses include the costs of compensation, including bonuses and commissions, stock-based compensation and benefits for employees who are associated with the generation of revenues, as well as marketing expenses, costs of external marketing-related professional services, investor relations, facility rent, utilities, communications, travel attributable to those sales and marketing employees in the generation of revenues and bad debt expense. We expense all of these costs as incurred.

General and administrative expenses include the costs of compensation, including bonuses, stock-based compensation and benefits for employees in the human resources, legal, finance and accounting, management information systems, facilities management, executive management and other administrative functions that are not directly associated with the generation of revenues or the creation and testing of products. In addition, general and administrative expenses include the costs of external professional services and insurance, as well as related facility rent, communication costs, utilities and depreciation expense used in these functions. We expense all of these costs as incurred.

Amortization of intangibles includes the amortization of costs associated with products, acquired technology, customer lists, non-compete agreements and other identifiable intangible assets. We recorded these intangible assets at the time of our acquisitions and relate to contractual agreements, technology and products that we continue to utilize in our business.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition.  We derive revenues from two sources: product sales and professional services sales. Product revenues include software license fees, subscription fees from customers accessing our on-demand application services, hardware, premium support and maintenance, and hosting revenues. Professional services revenues include revenues from training and consulting services. Our software does not require significant modification and customization services. Where services are not essential to the functionality of the software, we begin to recognize software licensing revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collectibility is probable.

We do not have vendor-specific objective evidence, known as VSOE, of fair value for our support and maintenance separate from our software for the majority of our products. Accordingly, when licenses are sold in conjunction with our support and maintenance, we recognize the license revenue over the term of the maintenance service period. When licenses of certain offerings are sold in conjunction with our support and maintenance where we do have VSOE, we recognize the license revenue upon delivery of the license and recognize the support and maintenance revenue over the term of the maintenance service period.

We sell hardware in two types of transactions: sales of hardware in conjunction with our software licenses, which we refer to as bundled hardware-software systems, and sales of hardware without software, which generally involve the resale of third-party hardware. After any necessary installation services are performed, we recognize hardware revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collectibility is probable. We have not determined VSOE of the fair value for the separate components of bundled hardware-software systems. Accordingly, when a bundled hardware-software system is sold, we recognize all revenue over the term of the maintenance service period. We recognize hardware sales without software upon delivery of the hardware to our client.

We adopted new accounting standards on January 1, 2010. Under these new accounting standards, we will generally recognize the product revenues and cost of product revenues related to hardware and software sales in the Blackboard Transact product line upfront upon delivery of product to customers. Prior to the adoption of these new accounting standards, we generally recognized revenues on such sales ratably over the term of the agreement.

We recognize hosting revenues and set-up fees ratably over the term of the hosting agreement.

Our sales arrangements may include professional services sold separately under professional services agreements that include training and consulting services. We account for revenues from these arrangements separately from the license revenue because they meet the criteria for separate accounting. The more significant factors we consider in determining whether revenue should be accounted for separately include the nature of the professional services, such as consideration of whether the professional services are essential to the functionality of the licensed product, degree of risk, availability of professional services from other vendors and timing of payments. We recognize professional services revenues that are sold separately from license revenue as the professional services are performed on a time-and-materials basis.

We do not offer specified upgrades or incrementally significant discounts. We record advance payments as deferred revenues until the product is shipped, services are delivered or obligations are met and the revenue can be recognized. Deferred revenues represent the excess of amounts invoiced over amounts recognized as revenues. We provide non-specified upgrades of our product only on a when-and-if-available basis. Any contingencies, such as rights of return, conditions of acceptance, warranties and price protection are accounted for as a separate element. The effect of accounting for these contingencies included in revenue arrangements has not been material.

Allowance for doubtful accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our clients to make required payments. We analyze accounts receivable, historical percentages of uncollectible accounts and changes in payment history when evaluating the adequacy of the allowance for doubtful accounts. We use an internal collection effort, which may include our sales and services groups as we deem appropriate. Although we believe that our reserves are adequate, if the financial condition of our clients deteriorates, resulting in an impairment of their ability to make payments, or if we underestimate the allowances required, additional allowances may be necessary, which would result in increased expense in the period in which such determination is made.

Fair Value Measurements.  We evaluate the fair value of certain assets and liabilities using the following fair value hierarchy which ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value:

Level 1 — quoted prices in active markets for identical assets and liabilities

Level 2 — inputs other than Level 1 quoted prices that are directly or indirectly observable

Level 3 — unobservable inputs that are not corroborated by market data

We evaluate assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires us to make significant judgments. Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. We recognize these items at fair value when they are considered to be impaired. During the year ended December 31, 2009, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.

During the year ended December 31, 2009, we transferred our investment in a common stock warrant of a private company out of Level 2 to Level 3. The classification of an instrument as Level 2 or Level 3 involves judgment based on a variety of subjective factors, including determining whether a market is considered inactive based on an evaluation of the frequency and size of transactions occurring in a certain financial instrument or similar class of financial instruments. Determining an inactive market requires a judgmental evaluation that includes comparing the recent trading activities to historical experience. During the year ended December 31, 2009, we determined that although some market data was available, the investment in the common stock warrant was principally valued using our own assumptions in calculating the estimate of fair value including a discounted cash flow and comparable company analysis.

We disclose fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for accounts receivable, accounts payable and accrued expenses.

Business combinations.  We recognize all of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. On January 1, 2009, we adopted accounting guidance which was intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles with international accounting standards. We recognize acquisition-related costs separately from the acquisition and expense them as incurred. We generally expense restructuring costs in periods subsequent to the acquisition date. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in valuation allowance are recognized as a reduction or increase to income tax expense or as a direct adjustment to additional paid-in capital as required. We capitalize acquired in-process research and development as an intangible asset and amortize it over its estimated useful life. For acquisitions prior to 2009, we capitalized acquisition-related costs as part of the purchase price.

Long-lived assets.  We record our long-lived assets, such as property and equipment, at cost. We review the carrying value of our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. We evaluate these assets by examining estimated future cash flows to determine if their current recorded value is impaired. We evaluate these cash flows by using weighted probability techniques as well as comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. If we determine that an asset’s carrying value is impaired, we will record a write-down of the carrying value of the identified asset and charge the impairment as an operating expense in the period in which the determination is made. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances.

Goodwill and intangible assets.  As the result of acquisitions, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. A preliminary allocation of the purchase price to tangible and intangible net assets acquired is based upon a preliminary valuation, and our estimates and assumptions may be subject to change. We test our goodwill for impairment annually on October 1, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.

We also analyze our patents to determine whether some or all of the costs of defending and protecting patents may be capitalized. We expense all costs incurred prior to filing a patent application as incurred.

Notes payable.  On January 1, 2009, we adopted a new standard issued by the Financial Accounting Standards Board, or FASB, on accounting for convertible debt instruments which requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects our nonconvertible debt borrowing rate. We amortize the resulting debt discount over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The standard requires retrospective application. Accordingly, our prior period consolidated financial statements have been adjusted to reflect the adoption of this standard.

In June 2007, we issued and sold $165.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2027, which we refer to in this report as the Notes, in a public offering. The Notes fall within the scope of the new convertible debt accounting standards because their terms include partial cash settlement. Accordingly, we account for the debt and conversion components of the Notes separately. We have determined that our nonconvertible borrowing rate at the time the Notes were issued was 6.9%. Accordingly, we estimated the fair value of the liability (debt) component as $144.1 million upon issuance of the Notes. We allocated the excess of the proceeds received over the estimated fair value of the liability component totaling $20.9 million, to the conversion (equity) component. We recorded the carrying amount of the equity component of the Notes of $13.5 million and $8.2 million at December 31, 2008 and 2009, respectively, as a debt discount and netted the amounts against the remaining principal amount outstanding on our consolidated balance sheets.

In connection with obtaining the Notes, we incurred $4.5 million in debt issuance costs, of which we allocated $4.0 million to the liability component and $0.5 million to the equity component. We recorded the carrying amount of the liability component of the debt issuance costs of $1.6 million and $0.6 million at December 31, 2008 and 2009, respectively, as a debt discount and netted the amounts against the remaining principal amount outstanding on our consolidated balance sheets.

We amortize the debt discount, which includes the equity component and the liability component of the debt issuance costs, as interest expense using the effective interest method through July 1, 2011, the first redemption date of the Notes. We recorded total interest expense of approximately $11.9 million and $11.7 million for the years ended December 31, 2008 and 2009, respectively, which consisted of $5.4 million in interest expense at a rate of 3.25% per year for each of the years ended December 31, 2008 and 2009, and $6.5 million and $6.3 million in amortization of the debt discount for the years ended December 31, 2008 and 2009, respectively.

The principal amount of the liability component of the Notes was $165.0 million at December 31, 2008 and 2009. The unamortized debt discount was $15.1 million and $8.8 million at December 31, 2008 and 2009, respectively. The net carrying amount of the liability component of the Notes was $149.9 million and $156.2 million at December 31, 2008 and 2009, respectively.

The impact of our adoption of this new standard on our results of operations for the years ended December 31, 2007, 2008 and 2009 is presented below (in thousands, except for per share data):

	Year Ended December 31, 2007
		Incremental
	As Previously	Impact
	Reported	of Adoption	As Adjusted

Interest expense	$(5,766)	$(2,386)	$(8,152)
Provision (benefit) for income taxes	7,580	—	7,580
Net income (loss)	12,865	(2,386)	10,479
Net income (loss) per common share:
Basic	$0.45	$(0.09)	$0.36
Diluted	$0.43	$(0.08)	$0.35

	Year Ended December 31, 2008
		Incremental
	As Previously	Impact
	Reported	of Adoption	As Adjusted

Interest expense	$(7,305)	$(4,756)	$(12,061)
Provision (benefit) for income taxes	(3,732)	—	(3,732)
Net income (loss)	2,820	(4,756)	(1,936)
Net income (loss) per common share:
Basic	$0.09	$(0.15)	$(0.06)
Diluted	$0.09	$(0.15)	$(0.06)

	Year Ended December 31, 2009
	Balance Before	Incremental
	Incremental Impact	Impact
	of New Standard	of Adoption	As Reported

Interest expense	$(6,908)	$(5,091)	$(11,999)
Provision (benefit) for income taxes	697	—	697
Net income (loss)	13,003	(5,091)	7,912
Net income (loss) per common share:
Basic	$0.41	$(0.16)	$0.25
Diluted	$0.39	$(0.15)	$0.24

The impact of our adoption of this new guidance on our balance sheet as of December 31, 2008 and 2009 is presented below (in thousands):

	December 31, 2008			December 31, 2009
				Balance Before
		Incremental		Incremental	Incremental
	As Previously	Impact		Impact of New	Impact
	Reported	of Adoption	As Adjusted	Standard	of Adoption	As Reported

Prepaid expenses and other current assets	$8,518	$(157)	$8,361	$14,945	$(142)	$14,803
Deferred tax assets	28,942	(8,249)	20,693	29,129	(8,249)	20,880
Notes payable, net of debt discount	163,172	(13,249)	149,923	164,335	(8,158)	156,177
Additional paid-in capital	344,698	11,985	356,683	394,766	11,985	406,751
Accumulated deficit	(76,380)	(7,142)	(83,522)	(63,377)	(12,233)	(75,610)

On January 1, 2009, we also adopted a new standard which clarifies how to determine whether certain instruments or features are indexed to an entity’s own stock. This new standard outlines a two-step approach to evaluate the instrument’s contingent exercise provisions and the instrument’s settlement provisions. We evaluated the provisions of the new standard and the embedded conversion options in the Notes and determined that the embedded conversion options are indexed to our own stock and, therefore, do not require bifurcation and separate accounting.

Income Taxes.  Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. We also recognize deferred tax assets for tax net operating loss carryforwards. We measure these deferred tax assets and liabilities using the enacted tax rates and laws that will be in effect when such amounts are expected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.

Income tax provision or benefit includes U.S. federal, state and local and foreign income taxes and is based on pre-tax income or loss. All tax years since 1998 are subject to examination.

We account for income taxes using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. We recognize interest and penalties related to income tax matters in income tax expense. All of our unrecognized tax benefit liability would affect our effective tax rate if recognized. We do not expect our unrecognized tax benefit liability as of December 31, 2009 to change significantly over the next 12 months.

Stock-Based Compensation.  We measure and recognize compensation expense for stock-based awards based on estimated fair values on the date of grant. We estimate the fair value of each stock option-based award on the date of grant using the Black-Scholes option-pricing model. Fair value estimates determined in accordance with this model are affected by our stock price, as well as estimates regarding a number of variables including expected stock price volatility over the term of the award and projected employee stock option exercise activity. We estimate the fair value of our restricted stock-based awards on the fair value of our common stock on the date of grant.

Recent Accounting Pronouncements.  In October 2009, the FASB amended the accounting standards for revenue recognition with multiple elements. The amended guidance allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence or third-party evidence is unavailable. Additionally, it eliminates the residual method of revenue recognition in accounting for multiple element arrangements. The guidance is effective for fiscal years beginning on or after June 15, 2010, and early adoption is permitted.

In October 2009, the FASB amended the accounting standards for revenue arrangements with software elements. The amended guidance modifies the scope of the software revenue recognition guidance to exclude tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality. The pronouncement is effective for fiscal years beginning on or after June 15, 2010, and early adoption is permitted. This guidance must be adopted in the same period an entity adopts the amended revenue arrangements with multiple elements guidance described above.

We adopted these new accounting standards on January 1, 2010. Under these new accounting standards, we will generally recognize the product revenues and cost of product revenues related to hardware and software sales in the Blackboard Transact product line upfront upon delivery of product to customers. Prior to the adoption of these new accounting standards, we generally recognized revenues on such sales ratably over the term of the agreement. If we had always utilized these new accounting standards in 2009 and prior periods, our consolidated results of operations and financial condition for the year ended December 31, 2009 would not have been materially impacted.

Important Factors Considered by Management

We consider several factors in evaluating both our financial position and our operating performance. These factors, while primarily focused on relevant financial information, also include other measures such as general market and economic conditions, competitor information and the status of the regulatory environment.

To understand our financial results, it is important to understand our business model and its impact on our consolidated financial statements. The accounting for the majority of our contracts requires us to initially record deferred revenues on our consolidated balance sheet upon invoicing the sale and then to recognize revenue in subsequent periods ratably over the term of the contract in our consolidated statements of operations. Therefore, to better understand our operations, we believe investors should look at both our revenues and deferred revenues.

In evaluating our revenues, we analyze them in three categories: recurring ratable revenues, non-recurring ratable revenues and other revenues.

•	Recurring ratable revenues include those product revenues that are recognized ratably over the contract term, which is typically one year, and that recur each year assuming clients renew their contracts. These revenues include revenues from the licensing of all of our software products, hosting arrangements, subscription fees from customers accessing our on-demand application services and enhanced support and maintenance contracts related to our software products, including some professional services performed by our professional services groups.

•	Non-recurring ratable revenues include those product revenues that are recognized ratably over the term of the contract, which is typically one year, but that do not contractually recur. These revenues include some hardware components of our Blackboard Transact products and some third-party hardware and software we sell to our clients in conjunction with our software licenses.

•	Other revenues include those revenues that are recognized as earned and are not deferred to future periods. These revenues include professional services, the sales of BbOne, sales of licenses, as well as the supplies and commissions we earn from publishers related to digital course supplement downloads.

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

We adopted new accounting standards on January 1, 2010. Under these new accounting standards, we will generally recognize the product revenues and cost of product revenues related to hardware and software sales in the Blackboard Transact product line upfront upon delivery of product to customers. Prior to the adoption of these new accounting standards, we generally recognized revenues on such sales ratably over the term of the agreement.

Other factors that we consider in making strategic cash flow and operating decisions include cash flows from operations, capital expenditures, total operating expenses and earnings.

Since 2008, the global economy has been in a period of severe slowdown and the financial markets have experienced significant dislocation. While our subscription license model and our focus on educational institution clients has partially insulated us from the negative impact experienced by other technology companies, we were not unaffected by these developments.

While our financial results for fiscal year 2009 were generally within our expectations, we believe that our financial results for 2009 would have been stronger had normal economic conditions prevailed during 2009. We believe that the economic slowdown and dislocation in the financial markets have caused some clients to delay their purchases with us causing a general lengthening of our sales cycles. Also, we believe that some clients may reduce or eliminate their purchases with us due to budgetary concerns and the uncertainty of operating in this environment. Budgetary restrictions are a particular concern for clients which rely on public funding as the budgets of many national, state or local governments have been negatively impacted by the economic slowdown and other factors. Though our products are often proven to be mission-critical applications to our clients, we expect the continuing economic disruption to impact some of our publicly-funded clients significantly which could result in the loss of expected new sales or our failure to retain existing clients.

In response to the changing economic climate, during 2009, we managed our expenses more stringently. Similarly in 2010, we expect to continue to manage our expenses in response to our sales and financial performance through the year. In addition, our treasury policies favor lower-yielding investments, such as investments issued or backed by the U.S. Treasury, in order to mitigate investment risks. As the dislocation in the financial markets has continued, the yields on our investments have declined and reduced our interest income. We expect to continue to earn yields on our cash and cash equivalents for the foreseeable future at rates which are below historic rates, which will negatively impact our profitability.

We believe that the full impact of the economic situation cannot currently be assessed and as a result, we will be required to make regular adjustments to our operating strategy in response to changing economic conditions.

Results of Operations

The following table sets forth selected statements of operations data expressed as a percentage of total revenues for each of the periods indicated.

	Year Ended
	December 31,
	2007	2008	2009

Revenues:
Product	89%	91%	91%
Professional services	11	9	9

Total revenues	100	100	100
Operating expenses:
Cost of product revenues	20	24	24
Cost of professional services revenues	7	6	6
Research and development	12	13	12
Sales and marketing	28	29	26
General and administrative	16	17	15
Patent (proceeds) impairment and other costs	—	(1)	3
Amortization of intangibles resulting from acquisitions	9	12	9

Total operating expenses	92	100	95

Operating margin	8%	0%	5%

The following table sets forth, for each component of revenues, the cost of these revenues expressed as a percentage of the related revenues for each of the periods indicated.

	Year Ended
	December 31,
	2007	2008	2009

Cost of product revenues	22%	27%	27%
Cost of professional services revenues	66%	68%	57%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Our total revenues for the year ended December 31, 2009 were $377.0 million, representing an increase of $64.9 million, or 20.8%, as compared to $312.1 million for the year ended December 31, 2008.

A detail of our total revenues by classification is as follows:

	Year Ended December 31,
	2008			2009
	Product	Professional		Product	Professional
	Revenues	Services Revenues	Total	Revenues	Services Revenues	Total
	(In millions)
	(Unaudited)

Recurring ratable revenues	$244.5	$3.7	$248.2	$299.7	$7.4	$307.1
Non-recurring ratable revenues	25.6	—	25.6	24.4	1.4	25.8
Other revenues	13.1	25.2	38.3	18.0	26.1	44.1

Total revenues	$283.3	$28.9	$312.1	$342.1	$34.9	$377.0

Product revenues.  Product revenues, including domestic and international, for the year ended December 31, 2009 were $342.1 million, representing an increase of $58.9 million, or 20.8%, as compared to $283.3 million for the year ended December 31, 2008. Recurring ratable product revenues increased by

$55.2 million, or 22.6%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This increase in recurring ratable revenues was primarily due to a $19.5 million increase in revenues recognized for subscription fees from customers accessing our on-demand application services related to Blackboard Connect, which we acquired from NTI in January 2008. The increase was also due to a $18.1 million increase in revenues from Blackboard Learn enterprise licenses, which was attributable to current and prior period sales to new and existing clients, the continued shift of our existing clients from Blackboard Learn basic products to Blackboard Learn enterprise products and the cross-selling of other enterprise products to existing clients. Blackboard Learn enterprise products have additional functionality that is not available in Blackboard Learn basic products and consequently some Blackboard Learn basic product clients upgrade to Blackboard Learn enterprise products. Licenses of the enterprise version of Blackboard Learn products have higher average pricing, which normally results in at least twice the contractual value as compared to Blackboard Learn basic product licenses. The remaining increase in recurring ratable product revenues primarily resulted from a $13.8 million increase in hosting revenues and a $3.8 million increase in revenues related to our arrangements with our technology and content partners.

The increase in other product revenues was primarily due to a $1.4 million increase in revenues related to sales of our content management software products and a $1.3 million increase in revenues related to sales of third party hardware and software products.

Of our total revenues, our total international revenues for the year ended December 31, 2009 were $69.2 million, representing an increase of $8.3 million, or 13.6%, as compared to $60.9 million for the year ended December 31, 2008. International revenues as a percentage of total revenues decreased to 18.3% for the year ended December 31, 2009 from 19.5% for the year ended December 31, 2008 due to the increase in revenues from our Blackboard Connect product, which is primarily sold in the United States. International product revenues, which consist primarily of recurring ratable product revenues, were $64.0 million for the year ended December 31, 2009, representing an increase of $7.8 million, or 13.9%, as compared to $56.2 million for the year ended December 31, 2008. The increase in international recurring ratable product revenues was primarily due to an increase in international revenues from Blackboard Learn enterprise products and hosting resulting from prior period sales to new and existing clients. In addition, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.

Professional services revenues.  Professional services revenues for the year ended December 31, 2009 were $34.9 million, representing an increase of $6.0 million, or 20.7%, as compared to $28.9 million for the year ended December 31, 2008. The increase in professional services revenues was primarily attributable to increased sales of consulting services. As a percentage of total revenues, professional services revenues for the year ended December 31, 2009 were 9.2% as compared to 9.3% for the year ended December 31, 2008. This decrease in professional service revenues as a percentage of total revenues was primarily due to the increase in revenues from our Blackboard Connect product, for which we generally do not provide professional services.

Cost of product revenues.  Our cost of product revenues for the year ended December 31, 2009 was $91.0 million, representing an increase of $15.7 million, or 20.9%, as compared to $75.2 million for the year ended December 31, 2008. The increase in cost of product revenues was primarily due to a $7.7 million increase in expenses related to hosting services due to the increase in the number of clients contracting for new hosting services or existing clients expanding their existing hosting arrangements and a $2.5 million increase in expenses incurred related to our Blackboard Connect product, including related telecommunications costs. The remaining increase was primarily due to increases in our technical support expenses associated with increased headcount and personnel costs to support increases in the number of licenses held by new and existing clients, including the addition of ANGEL’s technical support groups following the merger that closed in May 2009. Cost of product revenues as a percentage of product revenues were 26.6% for the years ended December 31, 2008 and 2009.

Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology was $17.8 million and $10.6 million for the years ended December 31, 2008 and 2009, respectively. This decrease was attributable to the completion of the amortization of acquired technology acquired in connection with our acquisition of WebCT in 2006 offset, in part, by amortization of acquired technology acquired following the ANGEL merger that closed in May 2009. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 29.7% for the year ended December 31, 2009 as compared to 32.8% for the year ended December 31, 2008.

Cost of professional services revenues.  Our cost of professional services revenues for the year ended December 31, 2009 was $20.0 million, representing an increase of $0.5 million, or 2.4%, as compared to $19.6 million for the year ended December 31, 2008. Cost of professional services revenues as a percentage of professional services revenues decreased to 57.4% for the year ended December 31, 2009 from 67.7% for the year ended December 31, 2008. The increase in professional services revenues margin was primarily attributable to an increase in professional services revenues from new professional service engagements in current and prior periods.

Research and development expenses.  Our research and development expenses for the year ended December 31, 2009 were $46.0 million, representing an increase of $5.4 million, or 13.3%, as compared to $40.6 million for the year ended December 31, 2008. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the year ended December 31, 2009 as compared to the year ended December 31, 2008, including increased personnel-related costs associated with the inclusion of ANGEL following the ANGEL merger that closed in May 2009 and NTI following the NTI merger that closed in January 2008.

Sales and marketing expenses.  Our sales and marketing expenses for the year ended December 31, 2009 were $98.8 million, representing an increase of $7.7 million, or 8.4%, as compared to $91.1 million for the year ended December 31, 2008. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the year ended December 31, 2009 as compared to the year ended December 31, 2008 primarily due to the increased headcount following the ANGEL merger that closed in May 2009 and the NTI merger that closed in January 2008. Further, we incurred approximately $0.8 million in additional bad debt expense during the year ended December 31, 2009 as compared to the year ended December 31, 2008.

General and administrative expenses.  Our general and administrative expenses for the year ended December 31, 2009 were $56.4 million, representing an increase of $5.6 million, or 11.1%, as compared to $50.8 million for the year ended December 31, 2008. This increase was primarily attributable to approximately $2.5 million in acquisition and integration-related expenses attributable to the ANGEL merger that closed in May 2009. The remaining increase relates to increased personnel-related costs due to higher average headcount during the year ended December 31, 2009 as compared to the year ended December 31, 2008 primarily due to the increased headcount following the ANGEL merger that closed in May 2009 and the NTI merger that closed in January 2008.

Patent (proceeds) impairment and other costs.  Our operating expenses were reduced during the year ended December 31, 2008 due to the $3.3 million payment from Desire2Learn in June 2008 in satisfaction of the judgment amount plus accrued interest arising from the patent litigation between us and Desire2Learn. During the year ended December 31, 2009, we recorded a $3.5 million expense related to the reversal of this judgment as the result of the outcome of an appeal by Desire2Learn. Additionally, during the year ended December 31, 2009, we recorded a non-cash impairment charge of $7.4 million related to previously capitalized patent costs due to the reversal of the 2008 judgment.

Amortization of intangibles resulting from acquisitions.  Our amortization of intangibles resulting from acquisitions for the year ended December 31, 2009 was $35.0 million, representing a decrease of $2.9 million, or 7.6%, as compared to $37.9 million for the year ended December 31, 2008. This decrease was attributable to the completion of the amortization of intangible assets acquired in connection with our acquisition of WebCT in 2006 offset, in part, by amortization of certain intangible assets acquired following the ANGEL merger that closed in May 2009.

Net interest expense.  Our net interest expense for the year ended December 31, 2009 was $11.8 million, representing an increase of $1.6 million, or 15.7%, as compared to $10.2 million for the year ended December 31, 2008. This change was primarily attributable to decreased interest income during the year ended December 31, 2009 as compared to the year ended December 31, 2008 due to lower interest yields and lower average interest-bearing cash and cash equivalent balances.

Other income.  Our other income for the year ended December 31, 2009 was $1.5 million, representing a decrease of $2.7 million, or 64.8%, as compared to $4.1 million for the year ended December 31, 2008. We held a common stock warrant in an entity that provides technology support services to educational institutions, including our customers, to purchase 19.9% of the shares of the entity. In connection with an equity transaction between this entity and a venture capital firm, we exercised approximately one-half of our warrant and sold the related shares to the venture capital firm for approximately $2.0 million on July 1, 2008. We recorded the fair value of the common stock warrant as investment in common stock warrant on our consolidated balance sheets based on the entity’s implied value upon closing of the equity transaction on July 1, 2008. We recorded other income of approximately $3.8 million during the year ended December 31, 2008 related to the fair value adjustment of the common stock warrant. On July 1, 2008, we entered into an amended common stock warrant agreement in which we can purchase up to 9.9% of the shares of the entity.

During the year ended December 31, 2009, we recorded other income of $1.1 million related to a fair value adjustment of the common stock warrant due to the current year increase in the fair value of the underlying investment.

The remaining change in other income for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was related to the required remeasurement of our foreign subsidiaries’ ledgers, which are maintained in the respective subsidiary’s local foreign currency, into the United States dollar.

Provision (benefit) for income taxes.  Our provision for income taxes for the year ended December 31, 2009 was $0.7 million as compared to our benefit for income taxes of $3.7 million for the year ended December 31, 2008. This change was primarily attributable to our income before provision for income taxes for the year ended December 31, 2009 as compared to our loss before benefit for income taxes for the year ended December 31, 2008. Our lower effective tax rate for the year ended December 31, 2009 was due to the mix of domestic and international earnings and losses generated by our subsidiaries. The provision for income taxes for the year ended December 31, 2009 includes $3.1 million in current income tax expense, offset by $2.4 million in deferred income tax benefits. Of the total income tax expense recognized, approximately $1.0 million related to international income tax expense offset by $0.3 million in U.S. federal and state income tax benefits.

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

The increase in other product revenues was primarily due to an increase in some sales related to our content management software products offset in part by a decrease in some sales of third-party software and hardware products.

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

Professional services revenues.  Professional services revenues for the year ended December 31, 2008 were $28.9 million, representing an increase of $3.1 million, or 11.8%, as compared to $25.8 million for the year ended December 31, 2007. The increase in professional services revenues was primarily attributable to increased sales of enhanced support and maintenance services. As a percentage of total revenues, professional services revenues for the year ended December 31, 2008 were 9.3% as compared to 10.8% for the year ended December 31, 2007. This decrease in professional service revenues as a percentage of total revenues is primarily due to the increase in product revenues.

Cost of product revenues.  Our cost of product revenues for the year ended December 31, 2008 was $75.2 million, representing an increase of $27.8 million, or 58.6%, as compared to $47.4 million for the year ended December 31, 2007. The increase in cost of product revenues was primarily due to $13.6 million in expenses incurred related to our Blackboard Connect product, including related telecommunications costs, and a $7.9 million increase in expenses related to hosting services due to the increase in the number of clients contracting for new hosting services or existing clients expanding their existing hosting arrangements. The remaining increase was primarily due to increases in our technical support expenses associated with increased headcount and personnel costs to support the increase in licenses held by new and existing clients. Cost of product revenues as a percentage of product revenues increased to 26.6% for the year ended December 31, 2008 from 22.2% for the year ended December 31, 2007. This decrease in product revenues margin was due primarily to the fair value adjustment to the acquired NTI deferred revenue balances.

Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology was $11.7 million and $17.8 million for the years ended December 31, 2007 and 2008, respectively. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 32.8% for the year ended December 31, 2008 as compared to 27.7% for the year ended December 31, 2007. This increase related to the increase in amortization expense resulting from the NTI merger and the fair value adjustment to the acquired NTI deferred revenue balances.

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

Research and development expenses.  Our research and development expenses for the year ended December 31, 2008 were $40.6 million, representing an increase of $12.3 million, or 43.5%, as compared to $28.3 million for the year ended December 31, 2007. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the year ended December 31, 2008 as compared to the year ended December 31, 2007 primarily due to the increased headcount following the NTI merger in January 2008.

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

Patent (proceeds) impairment and other costs.  Our operating expenses were reduced during the year ended December 31, 2008 due to the $3.3 million payment from Desire2Learn in June 2008 in satisfaction of the judgment amount plus accrued interest arising from the patent litigation between us and Desire2Learn.

Net interest expense.  Our net interest expense for the year ended December 31, 2008 was $10.2 million, representing an increase of $7.7 million, or 310.2%, as compared to $2.5 million for the year ended December 31, 2007. Interest expense recorded during the year ended December 31, 2008 included one year of expense on the Notes as compared to the year ended December 31, 2007, which included approximately six months of expense on the Notes. This increase in interest expense was compounded by reduced interest income earned in 2008 as compared to 2007, as we had higher average cash and cash equivalents balances during 2007 resulting from proceeds received in connection with the Notes, a portion of which was used to fund the NTI merger in January 2008. Interest income also decreased due to lower interest yields on our interest-bearing cash and cash equivalent balances during the year ended December 31, 2008 as compared to the year ended December 31, 2007 due to the economic disruption experienced in the U.S. and globally.

Other income.  Our other income for the year ended December 31, 2008 was $4.1 million, representing an increase of $3.5 million, or 617.2%, as compared to other income of $0.6 million for the year ended December 31, 2007. As of December 31, 2008, we held a common stock warrant in an entity that provides technology support services to educational institutions, including our customers, to purchase 19.9% of the shares of the entity. In connection with an equity transaction between this entity and a venture capital firm, we exercised approximately one-half of our warrant and sold the related shares to the venture capital firm for approximately $2.0 million on July 1, 2008. We recorded the fair value of the common stock warrant as investment in common stock warrant on our consolidated balance sheets based on the entity’s implied value upon closing of the equity transaction on July 1, 2008. We recorded other income of approximately $3.8 million during the year ended December 31, 2008 related to the fair value adjustment of the common stock warrant. On July 1, 2008, we entered into an amended common stock warrant agreement in which we can purchase up to 9.9% of the shares of the entity.

The remaining change in other income was related to the required remeasurement of our foreign subsidiaries’ ledgers, which are maintained in the respective subsidiary’s local foreign currency, into the U.S. dollar. During the year ended December 31, 2007, we recognized a translation gain primarily related to our wholly-owned Canadian subsidiary as a result of the favorable change in the exchange rate of the Canadian dollar into the U.S. dollar.

Provision (benefit) for income taxes.  Our benefit for income taxes for the year ended December 31, 2008 was $3.7 million as compared to our provision for income taxes of $7.6 million for the year ended December 31, 2007. The benefit for income taxes for 2008 was primarily due to the mix of domestic and international earnings and losses generated by our subsidiaries and includes credits available to us in Washington, D.C. for which we applied during the three months ended December 31, 2008. The benefit for income taxes for the year ended December 31, 2008 includes $6.0 million in deferred income tax benefits, offset by $2.3 million of current income tax expense, which primarily related to state and international tax expense, and excludes $0.9 million of net operating loss carry forwards that were utilized during 2008 that had previously been treated as goodwill related to the WebCT acquisition.

Quarterly Results

Our quarterly operating results and operating cash flows normally fluctuate as a result of seasonal variations in our business, principally due to the timing of client budget cycles and student attendance at client facilities. Historically, we have had lower new sales in our first and fourth quarters than in the remainder of the year. Our expenses, however, do not vary significantly with these changes and, as a result, such expenses do not fluctuate significantly on a quarterly basis. Historically, we have performed a disproportionate amount of our professional services, the revenue from which we recognize as performed, in our second and third quarters each year. We expect quarterly fluctuations in operating results and operating cash flows to continue as a result of the uneven seasonal demand for our licenses and services offerings.

The following table sets forth selected unaudited statement of operations and cash flow data for each of the quarters in the years ended December 31, 2008 and 2009.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
	(In thousands)

Total revenues	$68,475	$75,547	$83,090	$85,022
Total operating expenses	72,942	74,718	81,658	82,440
(Loss) income from operations	(4,467)	829	1,432	2,582
Net (loss) income	(4,444)	(134)	885	1,757
Net cash (used in) provided by operating activities	(6,055)	1,209	60,264	24,417

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
	(In thousands)

Total revenues	$86,448	$92,110	$98,408	$100,034
Total operating expenses	83,166	96,538	89,415	88,956
Income (loss) from operations	3,282	(4,428)	8,993	11,078
Net (loss) income	(37)	(4,072)	4,307	7,714
Net cash provided by operating activities	4,386	9,468	75,956	20,041

Our operating expenses were reduced during the quarter ended June 30, 2008 due to the $3.3 million payment from Desire2Learn in June 2008 in satisfaction of the judgment amount plus accrued interest arising from the patent litigation between us and Desire2Learn. During the quarter ended June 30, 2009, we recorded a $3.5 million expense related to the reversal of this judgment as the result of the outcome of an appeal by Desire2Learn. Additionally, during the quarter ended June 30, 2009, we recorded a non-cash impairment charge of $7.4 million related to previously capitalized patent costs due to the reversal of the 2008 judgment.

Liquidity and Capital Resources

Changes in Cash and Cash Equivalents

Our cash and cash equivalents were $167.4 million at December 31, 2009 as compared to $141.7 million at December 31, 2008. The increase in cash and cash equivalents was primarily due to cash generated by our operating and financing activities, offset by the payment of the cash portion of the consideration in the ANGEL merger. Cash and cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Net cash provided by operating activities was $109.9 million during the year ended December 31, 2009 as compared to $79.8 million during the year ended December 31, 2008. Amortization of intangibles resulting from acquisitions was $35.0 million during the year ended December 31, 2009 and related to the amortization of identified intangibles resulting from acquisitions. We recognize revenues on annually renewable agreements, which results in deferred revenues. Deferred revenues increased by $17.2 million during the year ended December 31, 2009, net of the impact of acquired deferred revenues related to the ANGEL merger, due to the timing of certain client renewal invoicing and sales to new and existing clients during the current period. Accounts receivable increased $13.4 million during the year ended December 31, 2009, net of the impact of acquired receivables related to the ANGEL merger, due to the timing of certain client renewal invoicing, sales to new and existing clients during the current period, and strong collections. For the year ended December 31, 2009, we recorded a non-cash impairment charge of $7.4 million related to previously capitalized patent costs due to the reversal of a 2008 patent judgment.

Net cash used in investing activities was $112.8 million during the year ended December 31, 2009 as compared to $158.6 million during the year ended December 31, 2008. During the year ended December 31, 2009 we paid $82.3 million in net cash consideration for the acquisition of ANGEL, including transaction costs of approximately $1.5 million. During the year ended December 31, 2009 we also acquired the business assets of Terriblyclever Design, LLC for $3.5 million in cash, of which $3.2 million was paid during the year ended December 31, 2009. During the year ended December 31, 2008, we paid $133.0 million for acquisitions which primarily related to the NTI merger and excluded NTI merger costs that were paid in 2007. During the year ended December 31, 2009, approximately 0.2 million shares of our common stock held in escrow as part of the NTI merger were returned to us in order to satisfy certain acquisition-related liabilities of $8.0 million which were paid during the year ended December 31, 2009. We retired the shares of common stock during the year ended December 31, 2009 and the shares of common stock are not included as issued and outstanding as of December 31, 2009. During the year ended December 31, 2009, cash expenditures for purchases of property and equipment were $18.9 million, which represents approximately 5.0% of total revenues for the year ended December 31, 2009.

Net cash provided by financing activities was $28.6 million during the year ended December 31, 2009 as compared to $13.9 million during the year ended December 31, 2008. During the year ended December 31,

2009, we received $24.5 million in proceeds from the exercise of stock options as compared to $11.2 million during the year ended December 31, 2008.

Notes Payable

In June 2007, we issued and sold the Notes in a public offering. The Notes bear interest at a rate of 3.25% per year on the principal amount. Interest is payable semi-annually on January 1 and July 1. We made interest payments of $2.8 million on December 31, 2007 and $2.7 million on each of July 1, 2008, December 30, 2008, June 30, 2009 and December 31, 2009. The Notes will mature on July 1, 2027, subject to earlier conversion, redemption or repurchase.

The Notes will be convertible, under specified circumstances, into cash or a combination of cash and our common stock at an initial base conversion rate of 15.4202 shares of common stock per $1,000 principal amount of Notes. The base conversion rate represents an initial base conversion price of approximately $64.85. If at the time of conversion the applicable price of our common stock exceeds the base conversion price, the conversion rate will be increased by up to an additional 9.5605 shares of our common stock per $1,000 principal amount of Notes, as determined pursuant to a specified formula. In general, upon conversion of a Note, the holder of such Note will receive cash equal to the principal amount of the Note and our common stock for the Note’s conversion value in excess of such principal amount. The diluted earnings per share effect of the shares that would be issued will be accounted for only if the average market price of our common stock price during the period is greater than the Notes’ conversion price.

Because the Notes contain an adjusting conversion rate provision based on our common stock price and anti-dilution adjustment provisions, at each reporting period, we evaluate whether any adjustments to the conversion price would alter the effective conversion rate from the stated conversion rate and result in an “in-the-money” conversion. Whenever an adjustment to the conversion rate results in an increase in the number of shares of common stock issuable upon conversion of the Notes, we would recognize a beneficial conversion feature in the period such a determination is made and amortize it over the remaining life of the Notes. As of December 31, 2009, a beneficial conversion feature under the Notes did not exist.

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

If a make-whole fundamental change, as defined in the Notes, occurs prior to July 1, 2011, we may be required in certain circumstances to increase the applicable conversion rate for any Notes converted in connection with such fundamental change by a specified number of shares of our common stock. We may not redeem the Notes prior to July 1, 2011. On or after July 1, 2011, we may redeem the Notes, in whole at any time, or in part from time to time, at a redemption price, payable in cash, up to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any. Holders of the Notes may require us to repurchase some or all of the Notes on July 1, 2011, July 1, 2017 and July 1, 2022, or in the event of certain fundamental change transactions, at 100% of the principal amount on the date of repurchase, plus accrued and unpaid interest, if any, payable in cash. If such an event occurs, we would be required to pay the entire outstanding principal amount of $165.0 million in cash, in addition to any other rights that the investors may have under the Notes.

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

Obligations and Commitments

As of December 31, 2009, minimum future payments under existing notes payable and noncancelable operating leases were as follows for the years below:

		Interest on
	Notes	Notes	Operating
	Payable	Payable	Leases
		(In thousands)

2010	$—	$2,659	$11,050
2011	165,000	5,201	10,104
2012	—	—	10,495
2013	—	—	10,682
2014	—	—	9,402
2015 and beyond	—	—	29,399

Total	$165,000	$7,860	$81,132

We have categorized the Notes above assuming redemption on the first possible redemption date by the Holders of the Notes on July 1, 2011.

Our corporate headquarters are in Washington, D.C. where we lease approximately 129,000 square feet of space under a lease expiring in June 2018. We also lease offices in Northern Virginia; Phoenix, Arizona; Lynnfield, Massachusetts; Los Angeles, California; San Francisco, California; Indianapolis, Indiana; Amsterdam, Netherlands; Vancouver, Canada; Brno, Czech Republic; and Sydney, Australia.

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

Interest income on our cash and cash equivalents is subject to interest rate fluctuations. For the year ended December 31, 2009, a ten percentage point increase in interest rates would have increased interest income by approximately $15.9 million.

We have accounts on our foreign subsidiaries’ ledgers which are maintained in the respective subsidiary’s local currency and remeasured into the U.S. dollar. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we sell products and services including the Canadian dollar, Euro, British pound, Japanese yen, Australian dollar and others. Because of such foreign currency exchange rate fluctuations, we recognized other income of $0.3 million during the year ended December 31, 2009. For the year ended December 31, 2009, a ten percentage point adverse change in these various exchange rates into the U.S. dollar as of December 31, 2009 would not have had a material effect on our consolidated results of operations or financial condition.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Blackboard Inc.

We have audited the accompanying consolidated balance sheets of Blackboard Inc. as of December 31, 2008 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blackboard Inc. at December 31, 2008 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for business combinations with the adoption of the guidance originally issued in FASB Statement No. 141(R), Business Combinations (codified in FASB ASC Topic 805, Business Combinations) effective January 1, 2009. As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for its convertible debt instrument with the adoption of the guidance originally issued in FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (codified in FASB ASC Topic 470, Debt), effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Blackboard Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA
February 17, 2010

BLACKBOARD INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2009
	(As adjusted(1))
	(In thousands, except share and per share data)

Current assets:
Cash and cash equivalents	$141,746	$167,353
Accounts receivable, net of allowance for doubtful accounts of $926 and $1,184, respectively	80,018	69,098
Inventories	1,783	1,557
Prepaid expenses and other current assets	8,361	14,803
Deferred tax asset, current portion	1,796	2,692
Deferred cost of revenues	7,126	7,664

Total current assets	240,830	263,167
Deferred tax asset, noncurrent portion	18,897	18,188
Investment in common stock warrant	1,990	3,124
Restricted cash	4,249	3,923
Property and equipment, net	31,950	34,483
Other assets	549	1,453
Goodwill	263,850	329,287
Intangible assets, net	75,126	71,309

Total assets	$637,441	$724,934

Current liabilities:
Accounts payable	$2,579	$2,360
Accrued expenses	27,879	28,264
Deferred rent, current portion	345	1,021
Deferred revenues, current portion	166,727	186,702

Total current liabilities	197,530	218,347
Convertible senior notes, net of debt discount of $15,077 and $8,823, respectively	149,923	156,177
Deferred rent, noncurrent portion	10,959	11,507
Deferred tax liability	—	1,474
Deferred revenues, noncurrent portion	5,554	5,957

Total liabilities	363,966	393,462

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 31,359,738 and 33,100,139 shares issued and outstanding, respectively	314	331
Additional paid-in capital	356,683	406,751
Accumulated deficit	(83,522)	(75,610)

Total stockholders’ equity	273,475	331,472

Total liabilities and stockholders’ equity	$637,441	$724,934

(1)	On January 1, 2009, the Company adopted new accounting guidance for convertible debt instruments which required adjustment of prior periods. See Note 7 of notes to the consolidated financial statements.

See accompanying notes.

BLACKBOARD INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2008	2009
	(As adjusted(1))	(As adjusted(1))
	(In thousands, except share and per share data)

Revenues:
Product	$213,631	$283,258	$342,144
Professional services	25,817	28,876	34,856

Total revenues	239,448	312,134	377,000
Operating expenses:
Cost of product revenues, excludes $11,654, $17,803 and $10,649, respectively, in amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below(2)	47,444	75,237	90,968
Cost of professional services revenues(2)	16,941	19,555	20,024
Research and development(2)	28,278	40,580	45,967
Sales and marketing(2)	66,033	91,076	98,751
General and administrative(2)	38,667	50,757	56,387
Patent (proceeds) impairment and other costs	—	(3,313)	10,984
Amortization of intangibles resulting from acquisitions	22,122	37,866	34,994

Total operating expenses	219,485	311,758	358,075

Income from operations	19,963	376	18,925
Other (expense) income, net:
Interest expense	(8,152)	(12,061)	(11,999)
Interest income	5,673	1,893	230
Other income	575	4,124	1,453

Income (loss) before provision (benefit) for income taxes	18,059	(5,668)	8,609
Provision (benefit) for income taxes	7,580	(3,732)	697

Net income (loss)	$10,479	$(1,936)	$7,912

Net income (loss) per common share:
Basic	$0.36	$(0.06)	$0.25

Diluted	$0.35	$(0.06)	$0.24

Weighted average number of common shares:
Basic	28,789,083	30,885,908	32,065,700

Diluted	30,113,621	30,885,908	33,100,858

(2) Includes the following amounts related to stock-based compensation:
Cost of product revenues	$672	$949	$1,225
Cost of professional services revenues	631	321	524
Research and development	467	777	1,018
Sales and marketing	4,359	5,984	6,101
General and administrative	5,914	7,096	7,091

(1)	On January 1, 2009, the Company adopted new accounting guidance for convertible debt instruments which required adjustment of prior periods. See Note 7 of notes to the consolidated financial statements.

See accompanying notes.

BLACKBOARD INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
			(As adjusted(1))	(As adjusted(1))	(As adjusted(1))
	(In thousands, except share and per share data)

Balance at December 31, 2006	28,248,214	$282	$231,331	$(91,492)	$140,121
Impact of adoption of ASC 740 (formerly FIN 48)	—	—	—	(573)	(573)
Issuance of convertible debt instruments	—	—	11,985	—	11,985
Issuance of common stock upon exercise of options	948,593	10	13,363	—	13,373
Excess tax benefits from exercise of stock options	—	—	6,845	—	6,845
Stock-based compensation expense	—	—	12,043	—	12,043
Net income	—	—	—	10,479	10,479

Balance at December 31, 2007	29,196,807	$292	$275,567	$(81,586)	$194,273
Issuance of common stock upon exercise of options	584,593	6	11,147	—	11,153
Issuance of common stock upon NTI merger	1,508,338	15	52,736	—	52,751
Issuance of restricted stock	70,000	1	(1)	—	—
Excess tax benefits from exercise of stock options	—	—	2,107	—	2,107
Stock-based compensation expense	—	—	15,127	—	15,127
Net loss	—	—	—	(1,936)	(1,936)

Balance at December 31, 2008	31,359,738	$314	$356,683	$(83,522)	$273,475
Issuance of common stock upon exercise of options	1,167,951	11	24,484	—	24,495
Issuance of common stock upon ANGEL merger	469,028	5	13,886	—	13,891
Issuance of restricted stock	324,000	3	(3)	—	—
Treasury shares retired	(220,578)	(2)	(7,987)	—	(7,989)
Excess tax benefits from exercise of stock options	—	—	3,729	—	3,729
Stock-based compensation expense	—	—	15,959	—	15,959
Net income	—	—	—	7,912	7,912

Balance at December 31, 2009	33,100,139	$331	$406,751	$(75,610)	$331,472

(1)	On January 1, 2009, the Company adopted new accounting guidance for convertible debt instruments which required adjustment of prior periods. See Note 7 of notes to the consolidated financial statements.

See accompanying notes.

BLACKBOARD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2008	2009
	(As adjusted(1))	(As adjusted(1))
	(In thousands)

Cash flows from operating activities
Net income (loss)	$10,479	$(1,936)	$7,912
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax benefit	(2,830)	(8,113)	(5,889)
Excess tax benefits from exercise of stock options	(6,845)	(2,107)	(3,729)
Amortization of debt discount	4,110	6,366	6,254
Depreciation and amortization	10,681	15,703	18,887
Amortization of intangibles resulting from acquisitions	22,122	37,866	34,994
Change in allowance for doubtful accounts	(2)	161	258
Stock-based compensation	12,043	15,127	15,959
Patent impairment	—	—	7,447
Gain on investment in common stock warrant	—	(3,980)	(1,134)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(225)	(19,210)	13,371
Inventories	288	306	226
Prepaid expenses and other current assets	(1,117)	(2,696)	(6,404)
Deferred cost of revenues	372	(249)	(538)
Accounts payable	952	(4,018)	(277)
Accrued expenses	9,394	4,227	4,127
Deferred rent	1,101	9,675	1,224
Deferred revenues	8,834	32,713	17,163

Net cash provided by operating activities	69,357	79,835	109,851
Cash flows from investing activities
Purchases of property and equipment	(16,023)	(24,007)	(18,946)
Payments for capitalized patent enforcement costs	(4,186)	(3,552)	(414)
Proceeds from sale of investment in common stock warrant	—	1,990	—
Purchases of available-for-sale securities	(94,250)	—	(6,586)
Sales of available-for-sale securities	94,250	—	6,586
Acquisitions, net of cash acquired	(27,664)	(132,992)	(93,434)

Net cash used in investing activities	(47,873)	(158,561)	(112,794)
Cash flows from financing activities
Payments on term loan	(24,400)	—	—
Proceeds from convertible senior notes	160,456	—	—
Releases of letters of credit	—	1,184	3,800
Payments on letters of credit	(1,976)	(530)	(3,474)
Excess tax benefits from exercise of stock options	6,845	2,107	3,729
Proceeds from exercise of stock options	13,373	11,153	24,495

Net cash provided by financing activities	154,298	13,914	28,550
Net increase (decrease) in cash and cash equivalents	175,782	(64,812)	25,607
Cash and cash equivalents at beginning of year	30,776	206,558	141,746

Cash and cash equivalents at end of year	$206,558	$141,746	$167,353

Supplemental cash flow information
Cash paid for interest	$3,824	$5,652	$5,745
Cash paid for income taxes	415	6,243	3,263

(1)	On January 1, 2009, the Company adopted new accounting guidance for convertible debt instruments which required adjustment of prior periods. See Note 7 of notes to the consolidated financial statements.

See accompanying notes.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

1.	Nature of Business and Organization

Blackboard Inc. (the “Company”) is a leading provider of enterprise software applications and related services to the education industry. The Company’s clients include colleges, universities, schools and other education providers, textbook publishers and student-focused merchants who serve these education providers and their students, and corporate and government clients. The Company’s software applications are delivered in four product lines: Blackboard Learntm; Blackboard Transacttm; Blackboard Connecttm; and Blackboard Mobiletm.

2.	Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation. The Company consolidates investments where it has a controlling financial interest as defined by Business Combinations under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”). The usual condition for controlling financial interest is ownership of a majority of the voting interest and therefore, as a general rule, ownership, directly or indirectly, of more than fifty percent of the outstanding voting shares is a condition pointing towards consolidation. For investments in variable interest entities, the Company would consolidate when it is determined to be the primary beneficiary. For those investments in entities where the Company has significant influence over operations, but where the Company neither has a controlling financial interest nor is the primary beneficiary of a variable interest entity, the Company follows the equity method of accounting pursuant to Investments — Equity Method and Joint Ventures topic under the ASC. The Company is not the primary beneficiary of any variable interest entities nor does the Company have any investments accounted for under the equity method of accounting.

In May 2009, the Company adopted a new standard establishing the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company has evaluated all events and transactions that occurred after December 31, 2009 through February 17, 2010, the date these audited financial statements were issued.

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

Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability. The Company evaluates the

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of certain assets and liabilities using the following fair value hierarchy which ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value:

Level 1 — quoted prices in active markets for identical assets and liabilities

Level 2 — inputs other than Level 1 quoted prices that are directly or indirectly observable

Level 3 — unobservable inputs that are not corroborated by market data

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth the Company’s assets and liabilities that were measured at fair value as of December 31, 2009, by level within the fair value hierarchy (in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents(1)	$137,748	$137,748	$—	$—
Investment in common stock warrant	3,124	—	—	3,124

Total assets	$140,872	$137,748	$—	$3,124

Liabilities:
Convertible senior notes(2)	$169,125	$169,125	$—	$—

(1)	Cash equivalents consist of money market funds with original maturity dates of less than three months for which the fair value is based on quoted market prices.

(2)	The fair value of the Company’s convertible senior notes is based on the quoted market price.

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value when they are considered to be impaired. During the year ended December 31, 2009, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.

The following table provides a reconciliation of the beginning and ending balances for the major class of assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Investment in
Common Stock
Warrant

Balance on December 31, 2008	$—
Transfers in and/or (out) of Level 3	1,990
Total gains (losses) realized / unrealized included in earnings	1,134
Purchases, sales, issuances and settlements, net	—

Balance on December 31, 2009	$3,124

During the year ended December 31, 2009, the Company transferred its investment in a common stock warrant of a private company out of Level 2 to Level 3. The classification of an instrument as Level 2 versus Level 3 involves judgment based on a variety of subjective factors, including determining whether a market is considered inactive based on an evaluation of the frequency and size of transactions occurring in a certain

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial instrument or similar class of financial instruments. Determining an inactive market requires a judgmental evaluation that includes comparing the recent trading activities to historical experience. During the year ended December 31, 2009, the Company determined that although some market data was available, the investment in the common stock warrant was principally valued using the Company’s own assumptions in calculating the estimate of fair value including a discounted cash flow and comparable company analysis.

The Company discloses fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for accounts receivable, accounts payable and accrued expenses.

Restricted Cash

As of December 31, 2008 and 2009, $4.2 million and $3.9 million, respectively, of cash was pledged as collateral on outstanding letters of credit related to office space lease obligations. Generally, the restrictions lapse at the termination of the respective lease obligation.

Investment in Common Stock Warrant

The Company holds a warrant to purchase common stock in an entity that provides technology support services to educational institutions, including the Company’s customers, that is exercisable for 9.9% of the common shares of the entity. This common stock warrant meets the definition of a derivative and during the year ended December 31, 2009 other income of approximately $1.1 million was recorded in the Company’s consolidated statements of operations related to the fair value adjustment of the common stock warrant. In determining the fair value of the common stock warrant, the Company considered an equity transaction between this entity and a venture capital firm during the year ended December 31, 2009 as well as other measures that the Company evaluates in calculating fair value. The fair value of the common stock warrant of approximately $2.0 million and $3.1 million is recorded as investment in common stock warrant on the Company’s consolidated balance sheets as of December 31, 2008 and 2009, respectively. The Company will continue to evaluate the fair value of this instrument in subsequent reporting periods and any changes in value will be recognized in the consolidated statements of operations.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. The Company remeasures the monetary assets and liabilities of its foreign subsidiaries, which are maintained in the local currency ledgers, at the rates of exchange in effect at month end. Revenues and expenses recorded in the local currency during the period are translated using average exchange rates for each month. Non-monetary assets and liabilities are translated using historical rates. Resulting adjustments from the remeasurement process are included in other (expense) income in the accompanying consolidated statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company deposits its cash with financial institutions that the Company considers to be of high credit quality.

With respect to accounts receivable, the Company performs ongoing evaluations of its customers, generally grants uncollateralized credit terms to its customers, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses. As of and for the years ended December 31, 2007, 2008 and 2009, there were no significant concentrations with respect to the Company’s consolidated revenues or accounts receivable.

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

The following activity occurred in the allowance for doubtful accounts during the years ended December 31, 2007, 2008 and 2009:

	2007	2008	2009
	(In thousands)

Beginning balance	$767	$765	$926
Additions	554	531	1,313
Reductions	(556)	(370)	(1,055)

Ending balance	$765	$926	$1,184

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

Income tax provision or benefit includes U.S. federal, state and local and foreign income taxes and is based on pre-tax income or loss. The Company has elected to utilize the principles applicable under tax law in ordering of tax benefits to determine whether an excess tax benefit was realized.

The Company uses a more-likely-than-not recognition threshold based on the technical merits of tax positions taken. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. The Company recognizes interest and penalties related to income tax matters in income tax expense. All tax years since 1998 are subject to examination in one or more tax jurisdictions, at least to the extent of any net operating loss carry forward utilized in otherwise open years.

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

Business combinations

The Company recognizes all of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. On January 1, 2009, the Company adopted accounting guidance which was intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles with international accounting standards. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred. Restructuring costs are generally expensed in periods subsequent to the acquisition date. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in valuation allowance are recognized as a reduction or increase to income tax expense or as a direct adjustment to additional paid-in capital as required. Acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. For acquisitions prior to 2009, acquisition-related costs were capitalized as part of purchase price.

Goodwill and Intangible Assets

The Company tests goodwill resulting from acquisitions for impairment annually on October 1, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If it is determined that an impairment has occurred, the Company records a write-down of the carrying value and charges the impairment as an operating expense in the period the determination is made. Although the Company believes goodwill is appropriately stated in its consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.

Based on an analysis of patents held by the Company, certain costs of defending and protecting patents may be capitalized. All costs incurred prior to filing a patent application are expensed as incurred.

Intangible assets with definite lives are amortized over the estimated useful lives of the assets as follows:

	Useful Lives	Method

Acquired technology	3 years	Straight-line
Contracts and customer lists	3 to 5 years	Various
Non-compete agreements	Term of agreement	Straight-line
Trademarks and domain names	3 years	Straight-line
Patents and related costs	Life of patent	Straight-line

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company adopted new accounting standards on January 1, 2010. Under these new accounting standards, the product revenues and cost of product revenues related to hardware and software sales in the Blackboard Transact product line will generally be recognized upfront upon delivery of product to customers. Prior to the adoption of these new accounting standards, the Company generally recognized revenues on such sales ratably over the term of the agreement.

Hosting fees and set-up fees are recognized ratably over the term of the hosting agreement.

The Company’s sales arrangements may include professional services sold separately under professional services agreements that include training and consulting services. Revenues from these arrangements are accounted for separately from the license revenue because they meet the criteria for separate accounting. The more significant factors considered in determining whether revenues should be accounted for separately include the nature of the professional services, such as consideration of whether the professional services are essential to the functionality of the licensed product, degree of risk, availability of professional services from

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other vendors and timing of payments. Professional services that are sold separately from license revenue are recognized as the professional services are performed on a time-and-materials basis.

The Company does not offer specified upgrades or incrementally significant discounts. Advance payments are recorded as deferred revenues until the product is shipped, services are delivered or obligations are met and the revenues can be recognized. Deferred revenues represent the excess of amounts invoiced over amounts recognized as revenues. Non-specified upgrades of the Company’s product are provided only on a when-and-if-available basis. Any contingencies, such as rights of return, conditions of acceptance, warranties and price protection, are accounted for as a separate element. The effect of accounting for these contingencies included in revenue arrangements has not been material.

Cost of Revenues and Deferred Cost of Revenues

Cost of revenues includes all direct materials, direct labor, direct shipping and handling costs, telecommunications costs related to the Blackboard Connect product, and those indirect costs related to revenue such as indirect labor, materials and supplies, equipment rent, and amortization of software developed internally and software license rights. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles acquired in acquisitions. Amortization expense related to acquired technology was $11.7 million, $17.8 million and $10.6 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Deferred cost of revenues represents the cost of hardware (if sold as part of a complete system) and software that has been purchased and has been sold in conjunction with the Company’s products. These costs are recognized as cost of revenues ratably over the same period that deferred revenue is recognized as revenues. The Company does not have transactions in which the deferred cost of revenues exceed deferred revenues.

Software Development Costs

Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized to the extent that the capitalizable costs do not exceed the realizable value of such costs, until the product is available for general release to customers. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical performance requirements. Under the Company’s definition, establishing technological feasibility is considered complete only after the majority of client testing and feedback has been incorporated into product functionality. As of December 31, 2008 and 2009, the Company has capitalized software of $4.6 million and $5.2 million, respectively, which is amortized over two years. The Company amortized software development costs of $0.4 million, $0.7 million and $0.7 million for the years ended December 31, 2007, 2008 and 2009, respectively. Capitalized software is included in property and equipment in the accompanying consolidated balance sheets.

Advertising

The Company expenses advertising as incurred. Advertising expense was $1.8 million, $2.5 million and $2.8 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Stock Options

The Company recognizes compensation expense for share-based awards based on estimated fair values on the date of grant. The weighted average fair value of the options at the date of grant during 2007, 2008 and 2009 was $15.97, $12.48 and $12.81, respectively. The fair value of options vested during the years ended

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007, 2008 and 2009 was approximately $10.4 million, $16.0 million and $12.8 million, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the years ended December 31, 2007, 2008 and 2009:

	Year Ended December 31,
	2007	2008	2009

Dividend yield	0%	0%	0%
Expected volatility	44.0%	40.0%	47.3%
Average risk-free interest rate	4.53%	2.78%	1.88%
Expected term	5.1 years	4.9 years	4.9 years
Forfeiture rate	15.0%	11.5%	15.1%

Dividend yield — The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Given the Company’s limited historical stock data following its initial public offering in June 2004, the Company used a blended volatility to estimate expected volatility for the year ended December 31, 2007. The blended volatility included the average of the Company’s preceding one-year weekly historical volatility and the Company’s peer group’s preceding four-year weekly historical volatility. The Company’s peer group historical volatility included the historical volatility of companies that are similar in revenue size, in the same industry or are competitors. The calculations of volatility during 2008 and 2009 were based on the Company’s daily historical volatility since January 1, 2006.

Risk-free interest rate — This is the average U.S. Treasury rate (having a term that most closely approximates the expected life of the option) for the period in which the option was granted.

Expected life of the options — This is the period of time that the equity grants are expected to remain outstanding. For the year ended December 31 2007, the Company used the short-cut method to determine the expected life of the options. Beginning January 1, 2008, the Company gathered more detailed historical information about specific exercise behavior of its grantees, which it used to determine the expected term. For grants that have been exercised, the Company uses actual exercise data to estimate option exercise timing. For grants that have not been exercised, the Company generally uses the midpoint between the end of the vesting period and the contractual life of the grant to estimate option exercise timing. Options granted during the years ended December 31, 2008 and 2009 have a maximum term of eight years.

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

The compensation expense that has been recognized in the consolidated statements of operations for the Company’s stock option plans for the years ended December 31, 2007, 2008 and 2009 was $12.0 million, $15.1 million and $16.0 million, respectively. The related excess tax benefits recognized in the consolidated statements of operations for the years ended December 31, 2007, 2008 and 2009 were $6.8 million, $2.1 million and $3.7 million, respectively, and are classified as a financing cash inflow with a corresponding operating cash outflow. For stock subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation expense by period.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average remaining contractual life for all options outstanding under the Company’s stock incentive plans at December 31, 2008 and 2009 were 5.8 and 5.6 years, respectively. The weighted average remaining contractual lives for exercisable stock options at December 31, 2008 and 2009 were 4.8 and 4.7 years, respectively. As of December 31, 2009, there was approximately $27.5 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s option plans. The cost is expected to be recognized through December 2013 with a weighted average recognition period of approximately 1.3 years.

Restricted Stock and Restricted Stock Units

Restricted stock is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests over time. A restricted stock unit is a stock award that entitles the holder to receive shares of the Company’s stock after a vesting requirement is satisfied. The fair value of each restricted stock award is estimated using the intrinsic value method which is based on the closing price on the date of grant. Compensation expense for restricted stock and restricted stock unit awards is recognized over the vesting period on a straight-line basis.

As of December 31, 2009, there was approximately $15.2 million of total unrecognized compensation cost related to unvested restricted stock and restricted stock unit awards granted under the Company’s stock incentive plans. The cost is expected to be recognized through December 2015 with a weighted average recognition period of approximately 2.6 years.

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

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per common share:

	Year Ended December 31,
	2007	2008	2009
	(In thousands, except share and per share amounts)

Basic net income (loss) per common share:
Net income (loss)	$10,479	$(1,936)	$7,912

Weighted average shares outstanding	28,789,083	30,885,908	32,065,700

Basic net income (loss) per common share	$0.36	$(0.06)	$0.25

Diluted net income (loss) per common share:
Net income (loss)	$10,479	$(1,936)	$7,912

Weighted average basic shares outstanding	28,789,083	30,885,908	32,065,700
Dilutive effect of:
Stock options related to the purchase of common stock	1,324,538	—	1,035,158

Weighted average diluted shares outstanding	30,113,621	30,885,908	33,100,858

Diluted net income (loss) per common share	$0.35	$(0.06)	$0.24

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The dilutive effect of restricted stock and options of 1,377,508, 4,864,260 and 2,615,341 were not included in the computation of diluted net income (loss) per common share for the years ended December 31, 2007, 2008 and 2009, respectively, as their effect would be anti-dilutive.

Comprehensive Net Income (loss)

Comprehensive net income (loss) includes net income (loss), combined with unrealized gains and losses not included in earnings and reflected as a separate component of stockholders’ equity. There were no differences between net income (loss) and comprehensive net income (loss) for the years ended December 31, 2007, 2008 and 2009.

Segment Information

The Company currently operates in one business segment, namely, the development, commercialization and implementation of software products and related services. The Company evaluates its market opportunities by referring to the U.S. postsecondary education market, U.S. elementary and secondary, or K-12, education market, and the international postsecondary education market. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its products or product development. Accordingly, the Company does not accumulate discrete financial information with respect to separate product lines and does not have separately reportable segments.

Substantially all of the Company’s material identifiable assets are located in the United States. Revenues derived from international sales were $53.6 million, $60.9 million and $69.2 million for the years ended December 31, 2007, 2008 and 2009, respectively. Substantially all international sales are denominated in U.S. dollars.

Recent Accounting Pronouncements

In October 2009, the FASB amended the accounting standards for revenue recognition with multiple elements. The amended guidance allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence or third-party evidence is unavailable. Additionally, it eliminates the residual method of revenue recognition in accounting for multiple element arrangements. The guidance is effective for fiscal years beginning on or after June 15, 2010, and early adoption is permitted.

In October 2009, the FASB amended the accounting standards for revenue arrangements with software elements. The amended guidance modifies the scope of the software revenue recognition guidance to exclude tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality. The pronouncement is effective for fiscal years beginning on or after June 15, 2010, and early adoption is permitted. This guidance must be adopted in the same period an entity adopts the amended revenue arrangements with multiple elements guidance described above.

The Company early adopted these new accounting standards on January 1, 2010. Under these new accounting standards, the product revenues and cost of product revenues related to hardware and software sales in the Blackboard Transact product line will generally be recognized upfront upon delivery of product to customers. Prior to the adoption of these new accounting standards, the Company generally recognized revenues on such sales ratably over the term of the agreement. If the Company had utilized these new accounting standards in 2009 and prior periods, its consolidated results of operations and financial condition for the year ended December 31, 2009 would not have been materially impacted.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Mergers and Acquisitions

Terriblyclever Design, LLC Asset Purchase

On July 10, 2009, the Company acquired the business assets of Terriblyclever Design, LLC (“Terriblyclever”), a provider of mobile software applications for the education industry and the creator of MobilEdutm, a suite of mobile web applications for the education industry. This acquisition is the foundation for the Company’s Blackboard Mobile platform. Blackboard Mobile enables educational institutions to deliver campus life services and content to mobile devices to connect students, parents, faculty, prospective students and alumni to the campus experience. The purchase price was $3.5 million in cash, of which $3.2 million was paid during the year ended December 31, 2009 and $0.3 million is to be paid in July 2010, plus up to $0.5 million in contingent payments, subject to certain adjustments.

The merger was accounted for under the purchase method of accounting. Approximately $0.1 million of assets were acquired and approximately $0.1 million of liabilities were assumed. The assets acquired and liabilities assumed were recorded at their fair values as of July 10, 2009. Of the total estimated purchase price, $1.8 million has been allocated to definite-lived intangible assets acquired which consist of the value assigned to Terriblyclever’s customer relationships of $0.6 million and developed and core technology of $1.2 million. The Company amortizes the value of Terriblyclever’s customer relationships over five years and amortizes the developed and core technology over three years. Approximately $1.7 million of the purchase price has been allocated to goodwill and represents factors including expected synergies from combining operations.

The unaudited pro forma financial information for the year ended December 31, 2008 and 2009 in the table below does not include revenue and net loss for Terriblyclever as the results are immaterial.

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

The merger was accounted for under the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of May 8, 2009. The total preliminary purchase price was $101.3 million, excluding the estimated acquisition related transaction costs of approximately $1.5 million and excluding acquired cash. Acquisition-related transaction costs include investment banking, legal and accounting fees, and other external costs directly related to the merger.

Preliminary Purchase Price Allocation

Under the purchase method of accounting, the total estimated purchase price was allocated to ANGEL’s net tangible liabilities and intangible assets based on their estimated fair values as of May 8, 2009. The excess of the purchase price over the net tangible liabilities and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price as shown in the table below was based upon

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management’s preliminary valuation, which was based on estimates and assumptions that are subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to income and non-income based taxes. The preliminary estimated purchase price is allocated as follows (in thousands):

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

The value assigned to ANGEL’s customer relationships was determined by discounting the estimated cash flows associated with the existing customers as of the date the merger was consummated, taking into consideration estimated attrition of the existing customer base. The estimated cash flows were based on revenues for those existing customers net of operating expenses and net of capital charges for other tangible and intangible assets that contribute to the projected cash flow from those customers. The projected revenues were based on assumed revenue growth rates and customer renewal rates. Operating expenses were estimated based on the supporting infrastructure expected to sustain the assumed revenue growth rates. Net capital charges for assets that contribute to projected customer cash flow were based on the estimated fair value of those assets. A discount rate of 16% was deemed appropriate for valuing the existing customer base and was based on the risks associated with the respective cash flows taking into consideration the Company’s weighted average cost of capital. The Company amortizes the value of ANGEL’s customer relationships proportionally to the respective discounted cash flows over five years. Amortization of customer relationships is not deductible for tax purposes.

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

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result of the ANGEL merger, the Company recorded net deferred tax liabilities of approximately $8.9 million in its preliminary purchase price allocation. This balance is comprised primarily of approximately $14.5 million in a deferred tax liability resulting primarily from the estimated amortization expense of identified intangibles and $2.4 million in a deferred tax liability resulting from the fair value adjustment to acquired deferred revenues, offset in part by approximately $8.0 million in deferred tax assets that relate primarily to federal and state net operating loss carryforwards.

Deferred Revenue

In connection with the preliminary purchase price allocation, the estimated fair value of the support obligation assumed from ANGEL in connection with the merger was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates the amount that the Company would be required to pay a third party to assume the support obligation. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support services and correcting any errors in ANGEL’s software products. These estimated costs did not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with selling efforts is excluded because ANGEL had concluded the selling effort on the support contracts prior to May 8, 2009. The estimated profit margin was determined to be approximately 22%, which approximates the Company’s operating profit margin to fulfill the obligations. In allocating the purchase price, the Company recorded an adjustment to reduce the carrying value of ANGEL’s May 8, 2009 deferred support revenue by approximately $6.3 million to $3.2 million, which represents the Company’s estimate of the fair value of the support obligation assumed. As former ANGEL customers renew these support contracts, the Company will recognize revenue for the full value of the support contracts over the remaining term of the contracts, the majority of which are one year.

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

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited pro forma financial information for the year ended December 31, 2009 combines the historical results for the Company for the year ended December 31, 2009 and the historical results for ANGEL for the period from January 1, 2009 to May 8, 2009. The consolidated financial results for the Company for the year ended December 31, 2009 include revenue and net loss for ANGEL for the period from May 9, 2009 to December 31, 2009 of $11.5 million and $8.7 million, respectively. The unaudited pro forma financial information for the year ended December 31, 2008 combines the historical results for the Company for the year ended December 31, 2008 and the historical results for ANGEL for the same period and also gives effect to the Company’s merger with The NTI Group, Inc. (“NTI”) on January 31, 2008 as if it had occurred on January 1, 2008.

	2008	2009
	(In thousands, except
	per share amounts) (Unaudited)

Total revenues	$336,193	$385,163
Net (loss) income	$(9,219)	$3,387
Basic net (loss) income per common share	$(0.29)	$0.11
Diluted net (loss) income per common share	$(0.29)	$0.10

NTI Group, Inc. Merger

On January 31, 2008, the Company completed its merger with NTI pursuant to the Agreement and Plan of Merger dated January 11, 2008. Pursuant to the Agreement and Plan of Merger, the Company paid merger consideration of $184.8 million, which included $140.1 million in cash and $44.7 million in shares of the Company’s common stock, or 1.3 million shares of common stock. The effective cash portion of the purchase price of NTI before transaction costs was approximately $138.5 million, net of NTI’s January 31, 2008 cash balance of approximately $1.6 million. The Company has included the financial results of NTI in its consolidated financial statements beginning February 1, 2008. The NTI Group, Inc., now a subsidiary of Blackboard, has been renamed Blackboard Connect Inc.

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

The merger was accounted for under the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of January 31, 2008. The total purchase price was $187.8 million, including the acquisition related transaction costs of approximately $3.0 million. Acquisition-related transaction costs include investment banking, legal and accounting fees, and other external costs directly related to the merger.

During the year ended December 31, 2009, the Company recorded an adjustment to decrease goodwill and increase deferred tax assets by $1.6 million related to transaction costs from the NTI merger that are deductible for tax purposes. Of the total purchase price, $141.4 million was allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill is not deductible for tax purposes. Definite-lived intangible assets were $60.3 million and consist of the value assigned to NTI’s customer relationships of $42.1 million, developed and core technology of $17.4 million and trademarks of $0.8 million. Net tangible liabilities acquired were $13.9 million.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2009, approximately 0.2 million shares of the Company’s common stock held in escrow as part of the NTI merger were returned to the Company in order to satisfy certain acquisition-related liabilities of approximately $8.0 million which were paid during the year ended December 31, 2009. The Company retired the shares of common stock during the year ended December 31, 2009 and the shares of common stock are not included as issued and outstanding as of December 31, 2009.

Xythos Software, Inc. Merger

On November 30, 2007, the Company completed its merger with Xythos Software, Inc. (“Xythos”) pursuant to the Agreement and Plan of Merger dated as of November 12, 2007. Xythos owned the underlying technology embedded in the Blackboard Content System. Pursuant to the Agreement and Plan of Merger, the Company acquired all of the outstanding common stock of Xythos in a cash transaction for approximately $36.4 million, including acquisition-related transaction costs and purchase accounting adjustments of $10.9 million, which included a $5.0 million reduction of deferred cost of revenues associated with the remaining value of the preexisting agreement with Xythos. The Company determined that there was no gain or loss on the settlement of a preexisting agreement with Xythos, as the preexisting agreement was considered cancelable on its existing terms. The $5.0 million purchase price adjustment was recorded as an increase in goodwill. The effective cash purchase price of Xythos before transaction costs was approximately $25.5 million, net of Xythos’s November 30, 2007 cash balance of approximately $5.5 million. The Company has included the financial results of Xythos in its consolidated financial statements beginning December 1, 2007.

The merger was accounted for under the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of November 30, 2007. Of the total purchase price, $4.1 million was allocated to net tangible assets and $9.9 million was allocated to definite-lived intangible assets acquired. Definite-lived intangible assets of $9.9 million consisted of the value assigned to Xythos’s customer relationships of $7.6 million and developed and core technology of $2.3 million. The Company allocated the remaining $22.4 million to goodwill, which is not deductible for tax purposes.

4.	Inventories

Inventories consist of the following:

	December 31,
	2008	2009
	(In thousands)

Raw materials	$678	$611
Work-in-process	547	261
Finished goods	558	685

Total inventories	$1,783	$1,557

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2008	2009
	(In thousands)

Computer and office equipment	$53,052	$68,060
Software	28,479	33,958
Furniture and fixtures	1,860	2,322
Leasehold improvements	11,425	11,567

	94,816	115,907
Less accumulated depreciation and amortization	(62,866)	(81,424)

Total property and equipment, net	$31,950	$34,483

Depreciation and amortization expense for the years ended December 31, 2007, 2008 and 2009 was $10.5 million, $15.1 million and $18.5 million, respectively.

6.	Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	December 31,		Weighted-Average
	2008	2009	Amortization Period
	(In thousands)		(In years)

Goodwill	$263,850	$329,287

Acquired technology	$65,255	$68,955	2.9
Accumulated amortization	(49,199)	(59,849)

Acquired technology, net	16,056	9,106

Contracts and customer lists	94,732	130,675	5.0
Accumulated amortization	(43,704)	(69,388)

Contracts and customer lists, net	51,028	61,287

Trademarks and domain names	1,016	1,976	2.3
Accumulated amortization	(443)	(1,105)

Trademarks and domain names, net	573	871

Patents and related costs	8,198	101	2.0
Accumulated amortization	(729)	(56)

Patents and related costs, net	7,469	45

Intangible assets, net	$75,126	$71,309

Intangible assets from acquisitions are amortized over three to five years. Amortization expense related to intangible assets was approximately $22.3 million, $38.4 million and $35.0 million for the years ended December 31, 2007, 2008 and 2009, respectively. Amortization expense for the years ended December 31, 2010, 2011, 2012, 2013 and 2014 is expected to be approximately $32.3 million, $17.6 million, $13.5 million, $6.0 million and $1.9 million, respectively.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2008 and 2009, the Company capitalized $3.6 million and $0.2 million, respectively, in costs of defending and protecting patents, due to costs incurred in a suit against Desire2Learn, Inc. (“Desire2Learn”) in which the Company had alleged infringement of one of its patents. Amortization expense related to patent and related costs was approximately $0.6 million and $0.3 million for the years ended December 31, 2008 and 2009, respectively.

During the year ended December 31, 2009, the Company recorded a non-cash impairment charge of $7.4 million related to previously capitalized patent costs due to the reversal of the 2008 patent judgment against Desire2Learn. This charge is included in patent (proceeds) impairment and other costs on the consolidated statement of operations for the year ended December 31, 2009.

7.	Credit Facilities and Notes Payable

In June 2007, the Company issued and sold $165.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2027 (the “Notes”) in a public offering. The Notes bear interest at a rate of 3.25% per year on the principal amount, accruing from June 20, 2007. Interest is payable semi-annually on January 1 and July 1. The Company made interest payments of $2.8 million on December 31, 2007 and $2.7 million on each of July 1, 2008, December 30, 2008, June 30, 2009 and December 31, 2009. The Notes will mature on July 1, 2027, subject to earlier conversion, redemption or repurchase.

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

Because the Notes contain an adjusting conversion rate provision based on the Company’s common stock price and anti-dilution adjustment provisions, at the end of each reporting period, the Company evaluates whether any adjustments to the conversion price would alter the effective conversion rate from the stated conversion rate and result in an “in-the-money” conversion. Whenever an adjustment to the conversion rate results in an increase in the number of shares of common stock issuable upon conversion of the Notes, the Company would recognize a beneficial conversion feature in the period such a determination is made and amortize it over the remaining life of the Notes. As of December 31, 2009, a beneficial conversion feature under the Notes did not exist.

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

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Adoption of Accounting Standards

On January 1, 2009, the Company adopted the updated FASB standard for convertible debt instruments, which requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects the Company’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The standard requires retrospective application. Accordingly, the accompanying prior period consolidated financial statements have been adjusted to reflect the adoption of this standard.

The Notes fall within the scope of this new standard because their terms include partial cash settlement. Accordingly, the debt and conversion components of the Notes are accounted for separately. The Company has determined that its nonconvertible borrowing rate at the time the Notes were issued was 6.9%. Accordingly, the Company estimated the fair value of the liability (debt) component as $144.1 million upon issuance of the Notes. The excess of the proceeds received over the estimated fair value of the liability component totaling $20.9 million was allocated to the conversion (equity) component. The carrying amount of the equity component of the Notes was $13.5 million and $8.2 million at December 31, 2008 and 2009, respectively, and is recorded as a debt discount and is netted against the remaining principal amount outstanding on the consolidated balance sheets.

In connection with obtaining the Notes, the Company incurred $4.5 million in debt issuance costs, of which $4.0 million was allocated to the liability component and $0.5 million was allocated to the equity component. The carrying amount of the liability component of the debt issuance costs is $1.6 million and $0.6 million at December 31, 2008 and 2009, respectively, and is recorded as a debt discount and is netted against the remaining principal amount outstanding on our consolidated balance sheets.

The debt discount, which includes the equity component and the liability component of the debt issuance costs, is being amortized as interest expense using the effective interest method through July 1, 2011, the first redemption date of the Notes. The Company recorded total interest expense of approximately $11.9 million and $11.7 million for the years ended December 31, 2008 and 2009, respectively, which consisted of $5.4 million in interest expense at a rate of 3.25% per year for each of the year ended December 31, 2008 and 2009 and $6.5 million and $6.3 million in amortization of the debt discount for the year ended December 31, 2008 and 2009, respectively.

The principal amount of the liability component of the Notes was $165.0 million at December 31, 2008 and 2009. The unamortized debt discount was $15.1 million and $8.8 million at December 31, 2008 and 2009,

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. The net carrying amount of the liability component of the Notes was $149.9 million and $156.2 million at December 31, 2008 and 2009, respectively.

The impact of the adoption of this new standard on the results of operations for the years ended December 31, 2007, 2008 and 2009 is presented below (in thousands, except for per share data):

	Year Ended December 31, 2007
		Incremental
	As Previously	Impact of
	Reported	Adoption	As Adjusted

Interest expense	$(5,766)	$(2,386)	$(8,152)
Provision (benefit) for income taxes	7,580	—	7,580
Net income (loss)	12,865	(2,386)	10,479
Net income (loss) per common share:
Basic	$0.45	$(0.09)	$0.36
Diluted	$0.43	$(0.08)	$0.35

	Year Ended December 31, 2008
		Incremental
	As Previously	Impact of
	Reported	Adoption	As Adjusted

Interest expense	$(7,305)	$(4,756)	$(12,061)
Provision (benefit) for income taxes	(3,732)	—	(3,732)
Net income (loss)	2,820	(4,756)	(1,936)
Net income (loss) per common share:
Basic	$0.09	$(0.15)	$(0.06)
Diluted	$0.09	$(0.15)	$(0.06)

	Year Ended December 31, 2009
	Balance Before	Incremental
	Incremental Impact	Impact of
	of New Standard	Adoption	As Reported

Interest expense	$(6,908)	$(5,091)	$(11,999)
Provision (benefit) for income taxes	697	—	697
Net income (loss)	13,003	(5,091)	7,912
Net income (loss) per common share:
Basic	$0.41	$(0.16)	$0.25
Diluted	$0.39	$(0.15)	$0.24

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impact of the adoption of this new standard on the balance sheet as of December 31, 2008 and 2009 is presented below (in thousands):

	December 31, 2008			December 31, 2009
				Balance Before
		Incremental		Incremental	Incremental
	As Previously	Impact of		Impact of New	Impact of
	Reported	Adoption	As Adjusted	Standard	Adoption	As Reported

Prepaid expenses and other current assets	$8,518	$(157)	$8,361	$14,945	$(142)	$14,803
Deferred tax assets	28,942	(8,249)	20,693	29,129	(8,249)	20,880
Notes payable, net of debt discount	163,172	(13,249)	149,923	164,335	(8,158)	156,177
Additional paid-in capital	344,698	11,985	356,683	394,766	11,985	406,751
Accumulated deficit	(76,380)	(7,142)	(83,522)	(63,377)	(12,233)	(75,610)

On January 1, 2009, the Company also adopted a new standard which clarifies how to determine whether certain instruments or features are indexed to an entity’s own stock. This new standard outlines a two-step approach to evaluate the instrument’s contingent exercise provisions and the instrument’s settlement provisions. The Company evaluated the provisions of the new standard and the embedded conversion options in the Notes and determined that the embedded conversion options are indexed to its own stock and, therefore, do not require bifurcation and separate accounting.

8.	Stock Incentive Plan

In January 1998, the Company adopted a stock option plan in order to provide an incentive to eligible employees, consultants, directors and officers of the Company. Shares of common stock available for issuance pursuant to stock options outstanding under the 1998 stock option plan were 305,459 as of December 31, 2009. Stock options granted under the stock option plan generally vest over a four-year period and have a ten-year expiration period. As of December 31, 2009, 713,571 shares of common stock were reserved under the 1998 stock option plan, of which 408,112 shares remain available for grant; however, no future grants will be made under this plan.

In March 2004, the Company adopted the 2004 Stock Incentive Plan (as amended, the “2004 Plan”) under which the Company’s officers, employees, directors, outside consultants and advisors are eligible to receive grants. The plan expires in February 2014. In June 2009, the Company’s stockholders approved an amendment to the 2004 Plan to increase the number of shares authorized for issuance under the 2004 Plan from 8,700,000 to 10,500,000. As of December 31, 2009, 8,842,181 shares of common stock were reserved under the 2004 Plan, of which 4,039,608 shares remained available for future grants and 4,802,573 shares have been reserved for issuance pursuant to outstanding stock options, restricted stock and restricted stock units. Stock options granted under the 2004 Plan generally vest over a four-year period and have an eight-year expiration period. Restricted stock granted under the 2004 Plan generally vest over a four-year period.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

A summary of stock option activity under the Company’s stock incentive plans for the years ended December 31, 2007, 2008 and 2009, and changes during the years then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate	Weighted Average
	Shares	Price/Share	Intrinsic Value	Remaining Life
				(In years)

Outstanding at December 31, 2006	3,922,045	$18.76
Granted	1,527,750	35.02
Exercised	(948,593)	14.07
Canceled	(255,465)	26.27

Outstanding at December 31, 2007	4,245,737	25.21
Granted	1,545,250	32.25
Exercised	(576,593)	19.11
Canceled	(350,134)	30.32

Outstanding at December 31, 2008	4,864,260	27.80
Granted	1,232,050	30.05
Exercised	(1,169,951)	20.97	$19,650
Canceled	(318,577)	32.15

Outstanding at December 31, 2009	4,607,782	29.83	71,713	5.6

Exercisable at December 31, 2009	2,141,431	28.01	37,244	4.7

Unvested at December 31, 2009	2,466,351	31.42	34,469	6.4

Vested and expected to vest at December 31, 2009	4,384,397	29.73	68,696	5.6

For various price ranges, weighted average characteristics of outstanding and exercisable options as of December 31, 2009 were as follows:

	Outstanding Options			Exercisable Options
		Weighted Average	Weighted		Weighted
		Remaining Life	Average		Average
Range of Exercise Prices	Shares	(Years)	Price	Shares	Price

$ 0.02-$ 9.66	205,924	2.20	$9.42	205,924	$9.42
$ 9.67-$16.99	96,088	4.12	13.43	96,088	13.43
$17.00-$26.84	552,376	5.20	22.60	328,667	22.03
$26.85-$28.41	638,254	4.25	28.00	365,862	28.03
$28.41-$32.13	1,238,077	6.72	29.34	215,235	29.32
$32.14-$46.89	1,877,063	5.93	35.99	929,655	35.43

	4,607,782	5.62	29.83	2,141,431	28.01

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock and Restricted Stock Units

A summary of restricted stock and restricted stock unit activity under the Company’s stock incentive plans as of December 31, 2009, and changes during the year then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate	Weighted Average
	Shares	Price/Share	Intrinsic Value	Remaining Life
				(In years)

Unvested at December 31, 2008	70,000
Granted	449,000	$35.29
Vested and issued	(1,250)
Cancelled	(17,500)	29.07

Unvested at December 31, 2009	500,250	34.67	$22,706	2.4

Expected to vest at December 31, 2009	402,312	34.03	18,261	2.2

Restricted stock granted during the year ended December 31, 2009 includes 120,000 restricted stock units and 329,000 restricted stock awards.

9.	Income Taxes

For the year ended December 31, 2009, the Company recognized income tax expense totaling $0.7 million and an increase in additional paid-in-capital of $3.7 million related to tax deductions resulting from the exercise of stock options. For the year ended December 31, 2009, income before provision for income taxes included approximately $9.9 million of foreign income. Of the total income tax expense recognized, approximately $0.3 million related to U.S. federal and state income tax benefit and approximately $1.0 million related to international income tax expense.

The provision (benefit) for income taxes is comprised of the following:

	Year Ended December 31,
	2007	2008	2009
	(In thousands)

Current expense	$2,660	$2,273	$3,065
Deferred expense (benefit)	4,920	(6,005)	(2,368)

Provision (benefit) for income taxes	$7,580	$(3,732)	$697

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2008	2009
	(In thousands)

Deferred tax assets:
Stock-based compensation expense	$10,091	$13,141
Domestic net operating loss carry forwards	24,107	13,606
International net operating loss carry forwards	684	625
Alternative minimum tax and other federal tax credits	5,370	6,131
State tax credits	5,241	5,589
Depreciation	680	1,163
Bad debts	289	310
Deferred rent	4,488	4,957
Deferred revenues	618	1,061
Accrued expenses and other	—	2,496

Total deferred tax assets	$51,568	$49,079
Valuation allowance	(1,673)	(2,844)

Net deferred tax assets	$49,895	$46,235

Deferred tax liabilities:
Amortization	$(16,519)	$(17,664)
Deferred cost of revenues	(2,937)	(3,012)
Unrealized gain on investment in common stock warrant	—	(1,249)
Interest expense	(8,249)	(3,294)
Prepaid expenses	(770)	(1,610)
Accrued expenses and other	(727)	—

Total deferred tax liabilities	$(29,202)	$(26,829)

Total net deferred tax assets	$20,693	$19,406

As reported:
Deferred tax asset, current portion	$1,796	$2,692
Deferred tax asset, noncurrent portion	18,897	18,188
Deferred tax liability, noncurrent portion	—	(1,474)

Total net deferred tax assets	$20,693	$19,406

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following activity occurred in the valuation allowance during the years ended December 31, 2007, 2008 and 2009:

	2007	2008	2009
	(In thousands)

Beginning balance	$5,147	$1,744	$1,673
Additions	67	1,592	1,251
Reductions	(3,470)	(1,663)	(80)

Ending balance	$1,744	$1,673	$2,844

As of December 31, 2009, the Company had net operating loss carry forwards for federal tax purposes of approximately $35.7 million and for international income tax purposes of approximately $1.9 million. As of December 31, 2009, the Company has net operating loss carry forwards for state tax purposes of approximately $40.2 million.

Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes, as defined by that section, occur. The Company has performed an analysis of its Section 382 ownership changes and has determined that the utilization of all of its federal net operating loss carry forward is limited by Section 382. Approximately $16.3 million of these state net operating loss carry forwards are subject to state laws that limit the utilization of state net operating loss carry forwards similar to the limitations under Section 382 of the Internal Revenue Code. The Company believes that its federal taxable income for 2009 will exceed the net operating loss carry forwards that will be available to offset that taxable income as a result of the utilization limitations of Section 382.

As a result of the application of Section 382 of the Internal Revenue Code, the Company has not recorded approximately $13.4 million in federal and $2.6 million of state net operating loss carry forward assets because it believes it is more likely than not that these assets will not be realized due to the length of time available to fully utilize the net operating loss carry forwards and the likelihood of having sufficient taxable income in those periods.

Federal net operating loss carry forwards will expire, if unused, between 2018 and 2028. The net operating loss carry forward in Canada will expire, if unused, in 2026. The net operating loss carry forward in Australia does not expire. State net operating loss carry forwards will expire, if unused, between 2010 and 2028.

As of December 31, 2009, the Company has $5.6 million of state tax credits (net of the federal benefit) consisting of state jobs and research credits. The jobs credit expires, if unused, between 2011 and 2019. The research credit does not expire. The Company has recorded a valuation allowance of $2.8 million on the $5.6 million of state tax credits (net of the federal benefit) because it determined that it is more likely than not that it would not be able to generate sufficient taxable income to utilize the jobs credit before it expires based on current projections of taxable income that may be offset by that tax credit and the limited period during which the credit may be carried forward.

The Company has evaluated all evidence, both positive and negative, in assessing the likelihood of realizing its remaining unreserved deferred tax assets. Included in this evaluation was the Company’s recent history of taxable income, the future reversals of significant taxable temporary differences which primarily include the amortization of intangibles which are not deductible for tax purposes, and the absence of material limited net operating loss carry forwards that would expire, if unused, in the next ten years for deferred tax assets that have been recorded. Based on this evaluation, the Company believes its unreserved deferred tax assets are realizable and, therefore, a further valuation allowance is not required.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes differs from the amount of taxes determined by applying the U.S. federal statutory rate to income (loss) before provision (benefit) for income taxes as a result of the following for the years ended December 31:

	2007	2008	2009

Federal tax at statutory rates	35.0%	(35.0)%	35.0%
State taxes, net of federal benefit	4.8	(4.5)	4.5
Change in valuation allowance	(1.2)	174.6	13.6
Permanent difference — meals and entertainment	3.3	53.0	4.8
Permanent difference — executive compensation	—	4.8	3.9
Permanent difference — stock compensation	0 .4	(15.7)	(4.0)
Permanent difference — other	(0.1)	10.1	5.7
Difference in tax rate — international	(8.3)	(41.9)	(33.7)
Difference in tax rate — states	0.3	59.0	1.0
Credits not offset by current liability — Research credits	(1.6)	(59.3)	(22.8)
Credits not offset by current liability — Jobs credits	—	(590.4)	(4.8)
Other	4.5	36.2	4.9

Provision (benefit) for income taxes	37.1%	(409.1)%	8.1%

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are transactions and calculations for which the ultimate tax determination is uncertain.

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

As a result of the adoption of a new standard on January 1, 2007 related to uncertain tax positions, the Company recognized an increase of $0.6 million in the unrecognized tax benefit liability, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance.

The following table summarizes the activity related to the Company’s unrecognized tax benefit liability:

	December 31,
	2008	2009
	(In thousands)

Beginning balance	$573	$573
Increases related to current year tax positions	—	—
Expiration of the statute of limitations for the assessment of taxes	—	—

Ending balance	$573	$573

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All of the Company’s unrecognized tax benefit liability would affect the Company’s effective tax rate if recognized. Because of the existence of net operating loss carry forwards, the resultant unfavorable resolution of any of the Company’s uncertain tax positions would not result in material interest or penalties. Accordingly, the Company did not record any interest or penalties related to the unrecognized tax benefit liability for the years ended December 31, 2008 and 2009. The Company does not expect its unrecognized tax benefit liability to change significantly over the next 12 months.

All tax years since 1998 are subject to examination in one or more tax jurisdictions, at least to the extent of any net operating loss carry forward utilized in otherwise open years.

10.	Commitments and Contingencies

Total rent expense recorded for the years ended December 31, 2007, 2008 and 2009 was $5.4 million, $10.8 million and $10.6 million, respectively. Total sublease income recorded for the years ended December 31, 2007, 2008 and 2009 was $0.1 million, $11,000 and $0.1 million, respectively.

As of December 31, 2009, minimum future payments under existing notes payable and noncancelable operating leases are as follows for the years below:

		Interest on
	Notes	Notes	Operating
	Payable	Payable	Leases
	(In thousands)

2010	$—	$2,659	$11,050
2011	165,000	5,201	10,104
2012	—	—	10,495
2013	—	—	10,682
2014	—	—	9,402
2015 and beyond	—	—	29,399

Total	$165,000	$7,860	$81,132

The Company has categorized the Notes above assuming redemption on the first possible redemption date by the Holders of the Notes on July 1, 2011.

The Company relocated its corporate headquarters in June 2008 to a building in Washington, D.C. where it leases approximately 129,000 square feet of space under a lease expiring in June 2018. The Company also leases offices in Northern Virginia; Phoenix, Arizona; Lynnfield, Massachusetts; Los Angeles, California; San Francisco, California; Indianapolis, Indiana; Amsterdam, Netherlands; Vancouver, Canada; Brno, Czech Republic; and Sydney, Australia.

On August 19, 2009, the Company filed a lawsuit in United States District Court for the District of Columbia against Steven Zimmers and Daniel Davis. The Company is seeking a declaratory judgment and unspecified damages relating to breach of contract between the Company and the defendants. The defendants have filed counterclaims against the Company alleging breach of the agreement by the Company and seeking damages of less than $14.0 million. The initial court status conference occurred on October 14, 2009 and the parties participated in a court-ordered mediation on December 16, 2009 but did not resolve their dispute. The matter remains pending.

The Company, from time to time, is subject to other litigation relating to matters in the ordinary course of business.

BLACKBOARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Employee Benefit Plans

The Company has adopted a 401(k) plan under which eligible employees of the Company may elect to make tax-deferred contributions. The Company may match employee contributions, as determined by the Board of Directors, and may make discretionary contributions to the 401(k) plan. No matching or discretionary contributions were made to the 401(k) plan prior to 2007.

The Board of Directors approved matching contributions to the 401(k) plan totaling $0.8 million, $1.1 million and $1.3 million for the years ended December 31, 2007, 2008 and 2009, respectively, to be paid in a lump-sum in the following year to those participating employee accounts. The matching contributions are equal to 33% of a participant’s plan year contributions, up to 6% of the participant’s salary and subject to IRS limits. Only those participants that have one year of service and are employed by the Company as of December 31 of the plan year are eligible for the matching contribution. The matching contributions will vest over a three year graded vesting schedule. All contributions made by employees under the 401(k) plan vest immediately in the participant’s account.

12.	Quarterly Financial Information (Unaudited)

The Company’s quarterly operating results normally fluctuate as a result of seasonal variations in its business, principally due to the timing of client budget cycles and student attendance at client facilities. Historically, the Company has had lower new sales in its first and fourth quarters than in the remainder of the year. The Company’s expenses, however, do not vary significantly with these changes and, as a result, such expenses do not fluctuate significantly on a quarterly basis. Historically, the Company has performed a disproportionate amount of its professional services, which are recognized as performed, in its second and third quarters each year. The Company expects quarterly fluctuations in operating results to continue as a result of the uneven seasonal demand for its licenses and services offerings.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
	(In thousands)

Total revenues	$68,475	$75,547	$83,090	$85,022
Total operating expenses	72,942	74,718	81,658	82,440
(Loss) income from operations	(4,467)	829	1,432	2,582
Net (loss) income	(4,444)	(134)	885	1,757
Net cash (used in) provided by operating activities	(6,055)	1,209	60,264	24,417

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
	(In thousands)

Total revenues	$86,448	$92,110	$98,408	$100,034
Total operating expenses	83,166	96,538	89,415	88,956
Income (loss) from operations	3,282	(4,428)	8,993	11,078
Net (loss) income	(37)	(4,072)	4,307	7,714
Net cash provided by operating activities	4,386	9,468	75,956	20,041

The Company’s operating expenses were reduced during the quarter ended June 30, 2008 due to the $3.3 million payment from Desire2Learn in June 2008 in satisfaction of the judgment amount plus accrued interest arising from the patent litigation between the Company and Desire2Learn. During the quarter ended June 30, 2009, the Company recorded a $3.5 million expense related to the reversal of this judgment as the result of the outcome of an appeal by Desire2Learn. Additionally, during the quarter ended June 30, 2009, the Company recorded a non-cash impairment charge of $7.4 million related to previously capitalized patent costs due to the reversal of the 2008 judgment.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of our year end of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included herein.

Signature	Title	Date

/s/ Michael L. Chasen Michael L. Chasen	Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2010

/s/ Michael J. Beach Michael J. Beach	Chief Financial Officer (Principal Financial Officer)	February 17, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Blackboard Inc.

We have audited Blackboard Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Blackboard Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Blackboard Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Blackboard Inc. as of December 31, 2008 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 17, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA
February 17, 2010

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information regarding our executive officers required by this Item is set forth under Item 1 to this annual report.

The following information will be included in our Proxy Statement to be filed within 120 days after the fiscal year end of December 31, 2009, and is incorporated herein by reference:

•	Information regarding our directors required by this Item is set forth under the heading “Election of Directors”

•	Information regarding our audit committee and designated “audit committee financial experts” is set forth under the heading “Corporate Governance — The Board of Directors and Its Committees — Audit Committee”

•	Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”

•	Information regarding procedures by which security holders may recommend nominees to our board of directors set forth under the heading “Corporate Governance — The Board of Directors and Its Committees — Nominating and Corporate Governance Committee”

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

Financial statement schedules as of December 31, 2008 and 2009, and for each of the three years in the period ended December 31, 2009 have been omitted since they are either not required, not applicable or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

3.	Exhibits. The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

(b)	Exhibits — see Item 15(a)(3) above.

(c)	Financial Statement Schedules — see Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of February, 2010.

BLACKBOARD INC.

By:	/s/ Michael J. Beach
Michael J. Beach
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matthew H. Small and Michael L. Chasen, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael L. Chasen Michael L. Chasen	Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2010

/s/ Michael J. Beach Michael J. Beach	Chief Financial Officer (Principal Financial Officer)	February 17, 2010

/s/ Jonathan R. Walsh Jonathan R. Walsh	Vice President, Finance and Accounting (Principal Accounting Officer)	February 17, 2010

/s/ Matthew Pittinsky Matthew Pittinsky	Chairman of the Board of Directors	February 17, 2010

/s/ Joseph L. Cowan Joseph L. Cowan	Director	February 17, 2010

/s/ Frank R. Gatti Frank R. Gatti	Director	February 17, 2010

/s/ Beth Kaplan Beth Kaplan	Director	February 17, 2010

Signature	Title	Date

/s/ Thomas Kalinske Thomas Kalinske	Director	February 17, 2010

/s/ E. Rogers Novak, Jr. E. Rogers Novak, Jr.	Director	February 17, 2010

/s/ William Raduchel William Raduchel	Director	February 17, 2010

EXHIBIT INDEX

Exhibit
Number

2.1		Agreement and Plan of Merger, dated as of May 1, 2009, by and among Blackboard Inc., Football Merger Sub, Inc., ANGEL Learning, Inc. and Christopher D. Clapp in his capacity as the Shareholder Representative(5)
3.1		Fourth Restated Certificate of Incorporation of the Registrant(3)
3.2		Amended and Restated By-Laws of the Registrant(3)
4.1		Form of certificate representing the shares of the Registrant’s common stock(2)
4.2		Indenture, dated as of June 20, 2007, between Blackboard Inc. and U.S. Bank National Association, as trustee(7)
10.1		Amended and Restated Stock Incentive Plan, as amended(1)
10.2		Amended and Restated 2004 Stock Incentive Plan(11)
10	.3*	Employment Agreement between the Registrant and Michael Chasen dated September 25, 2009(12)
10	.4*	Employment Agreement between the Registrant and Michael Beach, dated September 1, 2006(6)
10	.5*	Employment Agreement between the Registrant and Matthew H. Small, dated January 26, 2004(4)
10	.6*	Employment Agreement between the Registrant and Judy Verses, dated July 2, 2008 ‡
10	.7*	Restricted Stock Unit Agreement between the Registrant and Michael Chasen dated October 15, 2009 ‡
10	.8*	Amendment to Employment Agreement — Michael J. Beach(9)
10	.9*	Amendment to Employment Agreement — Matthew H. Small(9)
10	.10*	Amendment to Employment Agreement — Judy Verses ‡
10	.11*	Outside Director Compensation Plan ‡
10.12		Office Lease Agreement between the Registrant and Washington Television Center, dated December 15, 2006(8)
10.13		First Amendment to Office Lease Agreement between the Registrant and Washington Television Center, dated June 5, 2007(10)
10.14		Second Amendment to Office Lease Agreement between the Registrant and Washington Television Center, dated December 2, 2008(10)
10.15		Form of Nonstatutory Stock Option Agreement ‡
10.16		Form of Restricted Stock Agreement ‡
21.1		Subsidiaries of the Company ‡
23.1		Consent of Ernst & Young LLP, independent registered public accounting firm ‡
24.1		Power of Attorney (included on signature page) ‡
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ‡
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ‡
32.1		Section 906 Principal Executive Officer Certification†
32.2		Section 906 Principal Financial Officer Certification†

‡	Filed herewith.

†	Furnished herewith.

*	Indicates a management contract or compensatory plan or arrangement.

(1)	Previously filed on March 5, 2004 as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-113332), and incorporated by reference herein.

(2)	Previously filed on May 4, 2004 as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113332), and incorporated by reference herein.

(3)	Previously filed on August 8, 2004 as an exhibit to the Registrant’s Report on Form 10-Q, and incorporated by reference herein.

(4)	Previously filed on May 13, 2005 as an exhibit to the Registrant’s Report on Form 10-Q, and incorporated by reference herein.

(5)	Previously filed on May 6, 2009 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated by reference herein.

(6)	Previously filed on November 9, 2006 as an exhibit to the Registrant’s Report on Form 10-Q, and incorporated by reference herein.

(7)	Previously filed on June 15, 2007 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated by reference herein.

(8)	Previously filed on February 23, 2007 as an exhibit to the Registrant’s Report on Form 10-K, and incorporated by reference herein.

(9)	Previously filed on November 6, 2008 as an exhibit to the Registrant’s Report on Form 10-Q, and incorporated by reference herein.

(10)	Previously filed on February 26, 2009 as an exhibit to the Registrant’s Report on Form 10-K, and incorporated by reference herein.

(11)	Previously filed on April 21, 2009 as part of the Registrant’s Proxy Statement on Schedule DEF 14A, and incorporated by reference herein.

(12)	Previously filed on September 25, 2009 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated by reference herein.