Form 10-Q
period 2010-03-31
BLACKBOARD INC
filed 2010-05-07
CIK 1106942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission file number 000-50784
Blackboard Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2081178

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

650 Massachusetts Avenue, N.W.
Washington D.C.	20001
(Address of Principal Executive Offices)	(Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑

Class	Outstanding at April 30. 2010

Common Stock, $0.01 par value	34,138,946

Blackboard Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2010
Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “Blackboard” refer to Blackboard Inc. and its subsidiaries.

ii

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
BLACKBOARD INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	March 31,
	2009	2010
Current assets:
Cash and cash equivalents	$167,353	$146,276
Accounts receivable, net of allowance for doubtful accounts of $1,184 and $868, respectively	69,098	51,394
Inventories	1,557	378
Prepaid expenses and other current assets	14,803	14,477
Deferred tax asset, current portion	2,692	—
Deferred cost of revenues	7,664	6,553

Total current assets	263,167	219,078
Deferred tax asset, noncurrent portion	18,188	18,800
Investment in common stock warrant	3,124	3,124
Restricted cash	3,923	3,896
Property and equipment, net	34,483	33,044
Other assets	1,453	1,180
Goodwill	329,287	355,583
Intangible assets, net	71,309	78,000

Total assets	$724,934	$712,705

Current liabilities:
Accounts payable	$2,360	$2,192
Accrued expenses	28,264	21,999
Deferred rent, current portion	1,021	475
Deferred tax liability, current portion	—	478
Deferred revenues, current portion	186,702	151,347

Total current liabilities	218,347	176,491
Convertible senior notes, net of debt discount of $8,823 and $7,294, respectively	156,177	157,706
Deferred rent, noncurrent portion	11,507	11,879
Deferred tax liability, noncurrent portion	1,474	1,694
Deferred revenues, noncurrent portion	5,957	5,269

Total liabilities	393,462	353,039

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 33,100,139 and 33,955,765 shares issued and outstanding, respectively	331	340
Additional paid-in capital	406,751	429,900
Accumulated deficit	(75,610)	(70,574)

Total stockholders’ equity	331,472	359,666

Total liabilities and stockholders’ equity	$724,934	$712,705

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2009	2010
Revenues:
Product	$80,126	$93,730
Professional services	6,322	7,336

Total revenues	86,448	101,066
Operating expenses:
Cost of product revenues, excludes $3,638 and $2,508 in amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below, respectively (1)	21,444	24,534
Cost of professional services revenues (1)	4,767	4,479
Research and development (1)	10,827	12,205
Sales and marketing (1)	23,941	25,315
General and administrative (1)	13,602	14,705
Amortization of intangibles resulting from acquisitions	8,585	8,978

Total operating expenses	83,166	90,216

Income from operations	3,282	10,850
Other expense, net:
Interest expense	(2,891)	(2,888)
Interest income	107	21
Other expense	(558)	(527)

(Loss) income before benefit (provision) for income taxes	(60)	7,456
Benefit (provision) for income taxes	23	(2,420)

Net (loss) income	$(37)	$5,036

Net (loss) income per common share:
Basic	$(0.00)	$0.15

Diluted	$(0.00)	$0.15

Weighted average number of common shares:
Basic	31,503,578	33,432,192

Diluted	31,503,578	34,397,711

(1) Includes the following amounts related to stock-based compensation:

Cost of product revenues	$270	$337
Cost of professional services revenues	90	148
Research and development	227	268
Sales and marketing	1,582	1,868
General and administrative	1,818	2,335
See notes to unaudited consolidated financial statements.

BLACKBOARD INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months
	Ended March 31,
	2009	2010
Cash flows from operating activities
Net (loss) income	$(37)	$5,036
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Deferred tax benefit	(1,856)	(398)
Excess tax benefit from stock-based compensation	(182)	(2,800)
Amortization of debt discount	1,555	1,528
Depreciation and amortization	4,719	4,629
Amortization of intangibles resulting from acquisitions	8,585	8,978
Change in allowance for doubtful accounts	289	(316)
Stock-based compensation	3,987	4,956
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	35,786	18,488
Inventories	(178)	1,178
Prepaid expenses and other current assets	(3,858)	629
Deferred cost of revenues	1,344	1,112
Accounts payable	73	(1,628)
Accrued expenses	(6,914)	(3,571)
Deferred rent	658	(173)
Deferred revenues	(39,585)	(38,877)

Net cash provided by (used in) operating activities	4,386	(1,229)

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(34,912)
Purchases of property and equipment	(5,287)	(3,165)
Purchases of available-for-sale securities	(6,586)	—
Payments for patent enforcement costs	(41)	—

Net cash used in investing activities	(11,914)	(38,077)

Cash flows from financing activities
Releases of letters of credit	80	27
Excess tax benefits from stock-based compensation	182	2,800
Proceeds from exercise of stock options	1,684	15,402

Net cash provided by financing activities	1,946	18,229
Net decrease in cash and cash equivalents	(5,582)	(21,077)
Cash and cash equivalents at beginning of period	141,746	167,353

Cash and cash equivalents at end of period	$136,164	$146,276

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2010
In these Notes to Unaudited Consolidated Financial Statements, the terms “the Company” and “Blackboard” refer to Blackboard Inc. and its subsidiaries.
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
2. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2008 and 2009 and for each of the three years in the period ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2010.
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
Fair Value Measurements
     Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability. The Company evaluates the fair value of certain assets and liabilities using the following fair value hierarchy which ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value:
Level 1 — quoted prices in active markets for identical assets and liabilities
Level 2 — inputs other than Level 1 quoted prices that are directly or indirectly observable
Level 3 — unobservable inputs that are not corroborated by market data

     The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth the Company’s assets and liabilities that were measured at fair value as of March 31, 2010, by level within the fair value hierarchy (in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents(1)	$97,765	$97,765	$—	$—
Investment in common stock warrant	3,124	—	—	3,124

Total assets	$100,889	$97,765	$—	$3,124

Liabilities:
Convertible senior notes(2)	$167,888	$167,888	$—	$—

(1)	Cash equivalents consist of money market funds with original maturity dates of less than three months for which the fair value is based on quoted market prices.

(2)	The fair value of the Company’s convertible senior notes is based on the quoted market price.
     Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value when they are considered to be impaired. During the three months ended March 31, 2010, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.
     The Company has determined that although some market data was available, the investment in the common stock warrant was principally valued using the Company’s own assumptions in calculating the estimate of fair value including a discounted cash flow and comparable company analysis and, as a result, is classified as a Level 3 instrument. There were no changes in the fair value of the investment in common stock warrant during the three months ended March 31, 2010.
     The Company discloses fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for accounts receivable, accounts payable and accrued expenses.
Investment in Common Stock Warrant
     The Company holds a warrant to purchase common stock in an entity that provides technology support services to educational institutions, including the Company’s customers, that is exercisable for 9.9% of the common shares of the entity. This common stock warrant meets the definition of a derivative. In determining the fair value of the common stock warrant, the Company considered an equity transaction between this entity and a venture capital firm during the year ended December 31, 2009 as well as other measures that the Company evaluates in calculating fair value including a discounted cash flow and comparable company analysis. The fair value of the common stock warrant of $3.1 million is recorded as investment in common stock warrant on the Company’s consolidated balance sheets as of December 31, 2009 and March 31, 2010, respectively. The Company will continue to evaluate the fair value of this instrument in subsequent reporting periods and any changes in value will be recognized in the consolidated statements of operations.

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
     The Company early adopted new accounting guidance on January 1, 2010 which impacts the way that the Company accounts for (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. The Company applied this guidance on a prospective basis to arrangements executed or significantly modified after December 31, 2009. The Company allocates the overall consideration on such sales to each deliverable using a best estimate of the selling price of individual deliverables in the arrangement in the absence of VSOE or other third-party evidence of the selling price.
     As a result of the adoption of this guidance, the product revenues and cost of product revenues related to hardware and software sales in the Blackboard Transact product line will generally be recognized upfront upon delivery of the product to the customer. Product revenues in the Blackboard Transact product line generally consist of hardware, software and support. Generally, the consideration allocated to the hardware and software deliverables is determined using a best estimate of selling price which the Company estimates based on an analysis of market data and the Company’s internal cost to deliver each element. Generally, the consideration allocated to the support deliverable is based on third party evidence. During the three months ended March 31, 2010, the Company recognized approximately $2.7 million of product revenues under this new accounting guidance related to arrangements executed or significantly modified after December 31, 2009 and, of these arrangements, approximately $0.8 million is recorded as deferred revenues as of March 31, 2010. The effect of changes in either selling price or the method or assumptions used to determine selling price for a specific deliverable could have a material effect on the allocation of the overall consideration of an arrangement.
     Prior to the adoption of this new accounting guidance, in the absence of VSOE, all revenue on such sales was recognized ratably over the term of the maintenance service period. If the Company had adopted this guidance on January 1, 2009, revenues, income from operations, net income and basic and diluted earnings per share would have been approximately $2.4 million, $1.8 million, $1.1 million, $0.03 and $0.03, respectively, higher during the three months ended March 31, 2009. The adoption of this new accounting guidance is expected to continue to have a material effect on the Company’s consolidated results of operations and financial condition.
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

Cost of Revenues and Deferred Cost of Revenues
     Cost of revenues includes all direct materials, direct labor, direct shipping and handling costs, telecommunications costs related to the Blackboard Connect product, and those indirect costs related to revenue such as indirect labor, materials and supplies, equipment rent, and amortization of software developed internally and software license rights. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles acquired in acquisitions. Amortization expense related to acquired technology was $3.6 million and $2.5 million for the three months ended March 31, 2009 and 2010, respectively.
     Deferred cost of revenues represents the cost of hardware (if sold as part of a complete system) and software that has been purchased and has been sold in conjunction with the Company’s products. As a result of new accounting guidance adopted on January 1, 2010, the Company generally recognizes these costs upon shipment of the products to our clients. In general, prior to the adoption of the new accounting guidance on January 1, 2010, the Company initially deferred these costs and recognized them into expense over the period in which the related revenue was recognized. The Company does not have transactions in which the deferred cost of revenues exceed deferred revenues.
Basic and Diluted Net (Loss) Income per Common Share
     Basic net (loss) income per common share excludes dilution for potential common stock issuances and is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period. Diluted net (loss) income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
     The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net (loss) income per common share:

	Three Months Ended
	March 31,
	2009	2010
	(Unaudited)
	(In thousands, except share and per share amounts)
Net (loss) income	$(37)	$5,036

Weighted average shares outstanding, basic	31,503,578	33,432,192

Dilutive effect of:
Stock options and restricted stock units related to the issuance of common stock	—	965,519

Weighted average shares outstanding, diluted	31,503,578	34,397,711

Basic net (loss) income per common share	$(0.00)	$0.15

Diluted net (loss) income per common share	$(0.00)	$0.15

     The dilutive effect of options to purchase an aggregate of 5,567,720 and 1,579,624 shares, respectively, were not included in the computations of diluted net (loss) income per common share for the three months ended March 31, 2009 and 2010 as their effect would be anti-dilutive.
Comprehensive Net (Loss) Income
     Comprehensive net (loss) income includes net (loss) income, combined with unrealized gains and losses not included in earnings and reflected as a separate component of stockholders’ equity. There were no material differences between net (loss) income and comprehensive net (loss) income for the three months ended March 31, 2009 and 2010.

Recent Accounting Pronouncements
     In January 2010, the FASB amended the accounting standards for fair value measurement and disclosures. The amended guidance requires disclosures regarding the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. It also requires separate presentation of purchases, sales, issuances and settlements of Level 3 fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the additional Level 3 disclosures which are effective for fiscal years beginning after December 15, 2010. The Company is currently evaluating the guidance regarding the additional Level 3 disclosures and does not believe that this guidance will have a significant impact on the Company’s consolidated results of operations or financial condition.
3. Mergers and Acquisitions
Saf-T-Net, Inc. Merger
     On March 19, 2010, the Company completed its merger with Saf-T-Net, Inc. (“Saf-T-Net”) pursuant to the Agreement and Plan of Merger dated March 7, 2010. Pursuant to the Agreement and Plan of Merger, the Company paid merger consideration of $34.7 million. The effective cash portion of the purchase price of Saf-T-Net before transaction costs of approximately $0.5 million was $34.4 million, net of Saf-T-Net’s March 19, 2010 cash balance of $0.2 million. The Company has included the financial results of Saf-T-Net in its consolidated financial statements beginning March 20, 2010.
     Saf-T-Net is the provider of AlertNow, a leading messaging and mass notification solution for the K-12 marketplace. The Company believes the merger with Saf-T-Net supports the Company’s long-term strategic direction and the demands for innovative technology in the education industry. Management believes that the merger with Saf-T-Net will help the Company meet the growing demands of its clients, including the ability to send mass communications via various means.
     The merger was accounted for under the acquisition method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of March 19, 2010. The total preliminary purchase price was $34.7 million, excluding the estimated acquisition related transaction costs of approximately $0.5 million and excluding acquired cash. Acquisition-related transaction costs include investment banking, legal and accounting fees, and other external costs directly related to the merger.
     Preliminary Purchase Price Allocation
     Under the acquisition method of accounting, the total estimated purchase price was allocated to Saf-T-Net’s net tangible liabilities and intangible assets based on their estimated fair values as of March 19, 2010. The excess of the purchase price over the net tangible liabilities and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price as shown in the table below was based upon management’s preliminary valuation, which was based on estimates and assumptions that are subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to income and non-income based taxes. The preliminary estimated purchase price is allocated as follows (in thousands):

Cash and cash equivalents	$238
Accounts receivable	468
Prepaid expenses and other current assets	30
Property and equipment	14
Accounts payable	(1,459)
Other accrued liabilities	(586)
Deferred tax liabilities, net	(3,176)
Deferred revenue	(2,835)

Net tangible liabilities acquired	(7,306)
Definite-lived intangible assets acquired	15,680
Goodwill	26,296

Total estimated purchase price	$34,670

     Prior to the end of the measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.
     Of the total estimated purchase price, a preliminary estimate of $7.3 million has been allocated to net tangible liabilities acquired, and $15.7 million has been allocated to definite-lived intangible assets acquired. Definite-lived intangible assets consist of the value assigned to Saf-T-Net’s customer relationships of $12.7 million, developed and core technology of $2.3 million, and trademarks of $0.7 million. Approximately $26.3 million has been allocated to goodwill.

     The value assigned to Saf-T-Net’s customer relationships was determined by discounting the estimated cash flows associated with the existing customers as of the date the merger was consummated taking into consideration estimated attrition of the existing customer base. The estimated cash flows were based on revenues for those existing customers net of operating expenses and net of capital charges for other tangible and intangible assets that contribute to the projected cash flow from those customers. The projected revenues were based on assumed revenue growth rates and customer renewal rates. Operating expenses were estimated based on the supporting infrastructure expected to sustain the assumed revenue growth rates. Net capital charges for assets that contribute to projected customer cash flow were based on the estimated fair value of those assets. A discount rate of 19% was deemed appropriate for valuing the existing customer base and was based on the risks associated with the respective cash flows taking into consideration the Company’s weighted average cost of capital. The Company amortizes the value of Saf-T-Net’s customer relationships on a straight-line basis over seven years. Amortization of customer relationships is not deductible for tax purposes.
     The value assigned to Saf-T-Net’s developed and core technology was determined by discounting the estimated royalty savings associated with an estimated royalty rate for the use of the technology to their present value. Developed and core technology, which consists of products that have reached technological feasibility, includes products in Saf-T-Net’s current product line. The royalty rates used to value the technology were based on estimates of prevailing royalty rates paid for the use of similar technology and technology in market transactions involving licensing arrangements of companies that operate in service-related industries. A discount rate of 19% was deemed appropriate for valuing developed and core technology and was based on the risks associated with the respective royalty savings taking into consideration the Company’s weighted average cost of capital. The Company amortizes the developed and core technology on a straight-line basis over three years. Amortization of developed and core technology is not deductible for tax purposes.
     The value assigned to Saf-T-Net’s trademarks was determined by discounting the estimated royalty savings associated with an estimated royalty rate for the use of the trademarks to their present value. The trademarks consist of Saf-T-Net’s trade name and various trademarks related to its existing product lines. The royalty rates used to value the trademarks were based on estimates of prevailing royalty rates paid for the use of similar trade names and trademarks in market transactions involving licensing arrangements of companies that operate in service-related industries. A discount rate of 19% was deemed appropriate for valuing Saf-T-Net’s trademarks and was based on the risks associated with the respective royalty savings taking into consideration the Company’s weighted average cost of capital. The Company amortizes the trademarks on a straight-line basis over three years. Amortization of trademarks is not deductible for tax purposes.
     Of the total estimated purchase price, approximately $26.3 million has been allocated to goodwill and is not deductible for tax purposes. Goodwill represents factors including expected synergies from combining operations and is the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if indicators of impairment arise). In the event that management determines that the goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.
     As a result of the Saf-T-Net merger, the Company recorded a net deferred tax liability of approximately $3.2 million in its preliminary purchase price allocation. This balance is comprised of approximately $6.0 million in deferred tax liabilities resulting primarily from the estimated amortization expense of identified intangibles, and approximately $2.8 million in deferred tax assets that relate primarily to federal and state net operating loss carry forwards.
     Deferred Revenue
     In connection with the preliminary purchase price allocation, the estimated fair value of the support obligation assumed from Saf-T-Net in connection with the merger was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates the amount that the Company would be required to pay a third party to assume the support obligation. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support services and correcting any errors in Saf-T-Net’s software products. These estimated costs did not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with selling efforts is excluded because Saf-T-Net had concluded the selling effort on the support contracts prior to March 19, 2010. The estimated profit margin was determined to be approximately 24%, which approximates the Company’s operating profit margin to fulfill the obligations. In allocating the purchase price, the Company recorded an adjustment to reduce the carrying value of Saf-T-Net’s March 19, 2010 deferred support revenue by approximately $2.6 million to $2.8 million, which represents the Company’s estimate of the fair value of the support obligation assumed. As former Saf-T-Net customers renew these support contracts, the Company will recognize revenue for the full value of the support contracts over the remaining term of the contracts, the majority of which are one year.

     Pro Forma Financial Information
     The unaudited financial information in the table below summarizes the combined results of operations of the Company and Saf-T-Net on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes amortization expense from acquired intangible assets, adjustments to interest expense, interest income and related tax effects.
     The unaudited pro forma financial information for the three months ended March 31, 2010 combines the historical results for the Company for the three months ended March 31, 2010 and the historical results for Saf-T-Net for the period from January 1, 2010 to March 19, 2010. The consolidated financial results for the Company for the three months ended March 31, 2010 include revenue and net loss for Saf-T-Net for the period from March 20, 2010 to March 31, 2010 of $0.2 million each. The unaudited pro forma financial information for the three months ended March 31, 2009 combines the historical results for the Company for the three months ended March 31, 2009 and the historical results for Saf-T-Net for the same period and also gives effect to the Company’s merger with ANGEL Learning, Inc. (“ANGEL”) on May 8, 2009 as if it had occurred on January 1, 2009.

	Three Months Ended March 31,
	2009	2010
	(In thousands, except per share amounts)
	(Unaudited)
Total revenues	$94,345	$103,734
Net income	$1,079	$4,448
Basic net income per common share	$0.03	$0.13
Diluted net income per common share	$0.03	$0.13
     ANGEL Learning, Inc. Merger
     On May 8, 2009, the Company completed its merger with ANGEL pursuant to the Agreement and Plan of Merger dated May 1, 2009. Pursuant to the Agreement and Plan of Merger, the Company paid merger consideration of $101.3 million, which includes $87.4 million in cash and $13.9 million in shares of the Company’s common stock, or approximately 0.5 million shares of common stock. The effective cash portion of the purchase price of ANGEL before transaction costs was approximately $80.8 million, net of ANGEL’s May 8, 2009 cash balance of approximately $6.6 million. The Company has included the financial results of ANGEL in its consolidated financial statements beginning May 9, 2009.
4. Stock-Based Compensation
Stock Incentive Plans
     As of March 31, 2010, approximately 3.2 million shares of common stock were available for future grants under the Company’s Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”) and no options were available for future grants under the Company’s Amended and Restated Stock Incentive Plan adopted in 1998. Awards granted under the 2004 Plan generally vest over a three to four-year period and have an eight to ten-year expiration period. The Board of Directors of the Company has approved an increase in the total number of shares of common stock issuable under the 2004 Stock Incentive Plan from 10,500,000 to 12,000,000, which is subject to shareholder approval at the Company’s annual meeting of stockholders on June 4, 2010.
     The compensation cost that has been recognized in the unaudited consolidated statements of operations for the Company’s stock incentive plans was $4.0 million and $5.0 million for the three months ended March 31, 2009 and 2010, respectively. The total excess tax benefits recognized for stock-based compensation arrangements was $0.2 million and $2.8 million for the three months ended March 31, 2009 and 2010, respectively and are classified as a financing cash inflow with a corresponding operating cash outflow. For stock subject to graded vesting, the Company has utilized the straight-line method for allocating compensation expense by period.

Stock Options
     A summary of stock option activity under the Company’s stock incentive plans as of March 31, 2010, and changes during the three months then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Shares	Price/Share	Intrinsic Value
Exercisable at December 31, 2009	2,141,431	$28.01
Outstanding at December 31, 2009	4,607,782	$29.83

Granted	731,000	$38.72
Exercised	(727,284)	$22.52	$14,273
Cancelled	(22,970)	$31.90

Outstanding at March 31, 2010	4,588,528	$32.40	$42,774

Exercisable at March 31, 2010	1,832,282	$30.61	$20,337

     The weighted average remaining contractual lives for all options outstanding under the Company’s stock incentive plans at March 31, 2009 and 2010 were 5.9 and 6.0 years, respectively. The weighted average remaining contractual lives for exercisable stock options at March 31, 2009 and 2010 were 4.8 and 5.0 years, respectively. As of March 31, 2010, there was approximately $35.3 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s option plans. The cost is expected to be recognized through March 2014 with a weighted average recognition period of approximately 1.5 years.
     The Company recognizes compensation expense for share-based awards based on estimated fair values on the date of grant. The weighted average fair value of the options at the date of grant for the three months ended March 31, 2009 and 2010 was $11.89 and $15.89, respectively. The fair value of options vested during the three months ended March 31, 2009 and 2010 was $2.9 million and $5.3 million, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the three months ended March 31, 2009 and 2010:

	Three Months Ended March 31,
	2009	2010
Dividend yield	0%	0%
Expected volatility	47.5%	45.1%
Risk-free interest rate	1.6%	2.3%
Expected life of options	4.9 years	4.7 years
Forfeiture rate	14.4%	12.3%
     Dividend yield — The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.
     Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the Company’s daily historical volatility since January 1, 2006 to calculate the expected volatility.
     Risk-free interest rate — This is the average U.S. Treasury rate (having a term that most closely approximates the expected life of the option) for the period in which the option was granted.
     Expected life of the options — This is the period of time that the equity grants are expected to remain outstanding. For grants that have been exercised, the Company uses actual exercise data to estimate option exercise timing. For grants that have not been exercised, the Company generally uses the midpoint between the end of the vesting period and the contractual life of the grant to estimate option exercise timing. Options granted during the three months ended March 31, 2009 and 2010 have a maximum term of eight years.
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

Restricted Stock and Restricted Stock Units
     Restricted stock is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests over time. A restricted stock unit is a stock award that entitles the holder to receive shares of the Company’s common stock after a vesting requirement is satisfied. The fair value of each restricted stock award and restricted stock unit award is estimated using the intrinsic value method which is based on the closing price on the date of grant. Compensation expense for restricted stock and restricted stock unit awards is recognized over the vesting period on a straight-line basis.
     As of March 31, 2010, there was approximately $20.1 million of total unrecognized compensation cost related to unvested restricted stock and restricted stock unit awards granted under the Company’s stock incentive plans. The cost is expected to be recognized through December 2015 with a weighted average recognition period of approximately 2.5 years.
     A summary of restricted stock and restricted stock unit activity under the Company’s stock incentive plans as of March 31, 2010, and changes during the three months then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Shares	Fair Value/Share	Intrinsic Value
Unvested at December 31, 2009	500,250	$34.67

Granted	161,300	38.28
Vested and issued	(60,812)	28.92
Cancelled	—

Unvested at March 31, 2010	600,738	$36.20	$25,027

5. Inventories
The carrying amounts of inventories as of December 31, 2009 and March 31, 2010 are as follows:

	December 31,	March 31,
	2009	2010
	(in thousands)
Raw materials	$611	$262
Work-in-process	261	45
Finished goods	685	71

Total inventories	$1,557	$378

6. Goodwill and Intangible Assets
     Goodwill and intangible assets consist of the following:

	December 31,	March 31,	Weighted-Average
	2009	2010	Amortization Period
	(In thousands)		(In years)
Goodwill	$329,287	$355,583

Acquired technology	$68,955	$71,276	2.9
Accumulated amortization	(59,849)	(62,357)

Acquired technology, net	9,106	8,919

Contracts and customer lists	130,675	143,355	5.2
Accumulated amortization	(69,388)	(75,620)

Contracts and customer lists, net	61,287	67,735

Trademarks and domain names	1,976	2,656	2.5
Accumulated amortization	(1,105)	(1,343)

Trademarks and domain names, net.	871	1,313

Patents and related costs	101	101	2.0
Accumulated amortization	(56)	(68)

Patents and related costs, net	45	33

Intangible assets, net	$71,309	$78,000

     Intangible assets from acquisitions are amortized over three to seven years. Amortization expense related to intangible assets was approximately $8.6 million and $9.0 million for the three months ended March 31, 2009 and 2010, respectively. Amortization expense for the years ended December 31, 2010, 2011, 2012, 2013 and 2014 is expected to be approximately $34.5 million, $20.4 million, $16.3 million, $8.0 million and $3.7 million, respectively.
7. Notes Payable
     In June 2007, the Company issued and sold $165.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2027 (the “Notes”) in a public offering. The Notes bear interest at a rate of 3.25% per year on the principal amount, accruing from June 20, 2007. Interest is payable semi-annually on January 1 and July 1. During 2009, the Company made interest payments of $2.7 million on each of June 30, 2009 and December 31, 2009. The Notes will mature on July 1, 2027, subject to earlier conversion, redemption or repurchase.
     The liability and equity components of the Notes are separately accounted for in a manner that reflects the Company’s nonconvertible debt borrowing rate because their terms include partial cash settlement. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The Company has determined that its nonconvertible borrowing rate at the time the Notes were issued was 6.9%. Accordingly, the Company estimated the fair value of the liability (debt) component as $144.1 million upon issuance of the Notes. The excess of the proceeds received over the estimated fair value of the liability component totaling $20.9 million was allocated to the conversion (equity) component. The carrying amount of the equity component of the Notes was $8.2 million and $6.9 million at December 31, 2009 and March 31, 2010, respectively, and is recorded as a debt discount and is netted against the remaining principal amount outstanding on the consolidated balance sheets.
     In connection with obtaining the Notes, the Company incurred $4.5 million in debt issuance costs, of which $4.0 million was allocated to the liability component and $0.5 million was allocated to the equity component. The carrying amount of the liability component of the debt issuance costs is $0.6 million and $0.4 million at December 31, 2009 and March 31, 2010, respectively, and is recorded as a debt discount and is netted against the remaining principal amount outstanding on our consolidated balance sheets.
     The debt discount, which includes the equity component and the liability component of the debt issuance costs, is being amortized as interest expense using the effective interest method through July 1, 2011, the first redemption date of the Notes. The Company recorded total interest expense of approximately $2.9 million for each of the three months ended March 31, 2009 and 2010, which consisted of $1.3 million in interest expense at a rate of 3.25% per year for each of the three months ended March 31, 2009 and 2010, and $1.6 million in amortization of the debt discount for each of the three months ended March 31, 2009 and 2010.
     The principal amount of the liability component of the Notes was $165.0 million at December 31, 2009 and March 31, 2010. The unamortized debt discount was $8.8 million and $7.3 million at December 31, 2009 and March 31, 2010, respectively. The net carrying amount of the liability component of the Notes was $156.2 million and $157.7 million at December 31, 2009 and March 31, 2010, respectively.
     The Company has evaluated whether certain instruments or features are indexed to the Company’s own stock using a two-step approach to evaluate the instrument’s contingent exercise provisions and the instrument’s settlement provisions. The Company has determined that the embedded conversion options are indexed to its own stock and, therefore, do not require bifurcation and separate accounting.
8. Commitments and Contingencies
     On August 19, 2009, the Company filed a lawsuit in the United States District Court for the District of Columbia against Steven Zimmers and Daniel Davis. The Company is seeking a declaratory judgment and unspecified damages relating to breach of contract between the Company and the defendants. The defendants have filed counterclaims alleging breach of the agreement by the Company and are seeking damages of at least $14.0 million. The initial court status conference occurred on October 14, 2009 and the parties participated in a court-ordered mediation on December 16, 2009 but the Company did not resolve the dispute. The matter remains pending.

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
     We generate revenues from sales and licensing of products and from professional services. Our product revenues consist principally of revenues from annual software licenses, subscription fees from customers accessing our on-demand application services, client hosting engagements and the sale of hardware systems. We typically sell our licenses and hosting services under annually renewable agreements, and our clients generally pay the annual fees at the beginning of the contract term. We recognize revenues from these agreements ratably over the contractual term, which is typically 12 months. We initially record billings associated with licenses and hosting services as deferred revenues and then recognize them ratably into revenues over the contract term. We also generate product revenues from the sale of hardware, including third-party hardware. As a result of new accounting guidance adopted on January 1, 2010, we generally recognize these revenues upon shipment of the products to our clients.
     We derive professional services revenues primarily from training, implementation, installation and other consulting services. We perform substantially all of our professional services on a time-and-materials basis. We recognize these revenues as the services are performed.
     We have grown through internal growth and strategic acquisitions. In January 2008, we acquired The NTI Group, Inc., or NTI, and in March 2010, we acquired Saf-T-Net, Inc., or Saf-T-Net. These acquisitions allow us to offer clients the ability to send mass communications via voice, email and text messages. We acquired the technology underlying our Blackboard Connect service, which we began offering in February 2008, from NTI. We acquired the technology underlying the AlertNow service from Saf-T-Net. In May 2009, we acquired ANGEL Learning, Inc., or ANGEL, a leading developer of e-learning software to the U.S. education industry. In July 2009, we acquired the business assets of Terriblyclever Design, LLC, which provides the foundation for our newest platform, Blackboard Mobile. Blackboard Mobile allows us to offer our clients a comprehensive suite of mobile Web applications for education and enables educational institutions to deliver education and campus life services and content to mobile devices to connect students, parents, faculty, prospective students and alumni to the campus experience.
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
     Major components of our cost of product revenues include license and other fees that we owe to third parties upon licensing software, and the cost of hardware that we bundle with our software. As a result of new accounting guidance adopted on January 1, 2010, we generally recognize these costs upon shipment of the products to our clients. In general, prior to the adoption of the new accounting guidance on January 1, 2010 we initially deferred these costs and recognized them into expense over the period in which the related revenue was recognized. Cost of product revenues also includes amortization of internally developed technology available for sale, telecommunications costs related to the Blackboard Connect product, all direct materials and shipping and handling costs, employee compensation, including bonuses, stock-based compensation and benefits for personnel supporting our hosting, support and production functions, as well as related facility rent, communication costs, utilities, depreciation expense and cost of external professional services used in these functions. We expense all of these costs as incurred. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles acquired in acquisitions. Amortization expense related to acquired technology was $3.6 million and $2.5 million for the three months ended March 31, 2009 and 2010, respectively.
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
     Amortization of intangibles includes the amortization of costs associated with products, acquired technology, customer lists, non-compete agreements and other identifiable intangible assets. We recorded these intangible assets at the time of our acquisitions and they relate to contractual agreements, technology and products that we continue to utilize in our business.
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
     We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. See the information in our filings with the SEC from time to time; including Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, and our subsequent periodic and current reports, for certain matters that may bear on our results of operations. The following discussion of selected critical accounting policies supplements the information relating to our critical accounting policies described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
     We early adopted new accounting guidance on January 1, 2010 which impacts the way that we account for (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. We applied this guidance on a prospective basis to arrangements executed or significantly modified after December 31, 2009. We allocate the overall consideration on such sales to each deliverable using a best estimate of the selling price of individual deliverables in the arrangement in the absence of VSOE or other third-party evidence of the selling price.
     As a result of the adoption of this guidance, the product revenues and cost of product revenues related to hardware and software sales in the Blackboard Transact product line will generally be recognized upfront upon delivery of the product to the customer. Product revenues in the Blackboard Transact product line generally consist of hardware, software and support. Generally, the consideration allocated to the hardware and software deliverables is determined using a best estimate of selling price which we estimate based on an analysis of market data and our internal cost to deliver each element. Generally, the consideration allocated to the support deliverable is based on third party evidence. During the three months ended March 31, 2010, we recognized approximately $2.7 million of product revenues under this new accounting guidance related to arrangements executed or significantly modified after December 31, 2009 and, of these arrangements, approximately $0.8 million is recorded as deferred revenues as of March 31, 2010. The effect of changes in either selling price or the method or assumptions used to determine selling price for a specific deliverable could have a material effect on the allocation of the overall consideration of an arrangement.
     Prior to the adoption of this new accounting guidance, in the absence of VSOE, all revenue on such sales was recognized ratably over the term of the maintenance service period. If we had adopted this guidance on January 1, 2009, revenues, income from operations, net income and basic and diluted earnings per share would have been approximately $2.4 million, $1.8 million, $1.1 million, $0.03 and $0.03, respectively, higher during the three months ended March 31, 2009. The adoption of this new accounting guidance is expected to continue to have a material effect on our consolidated results of operations and financial condition.
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
     Recent Accounting Pronouncements. In January 2010, the FASB amended the accounting standards for fair value measurement and disclosures. The amended guidance requires disclosures regarding the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. It also requires separate presentation of purchases, sales, issuances and settlements of Level 3 fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the additional Level 3 disclosures which are effective for fiscal years beginning after

December 15, 2010. We are currently evaluating the guidance regarding the additional Level 3 disclosures and do not believe that this guidance will have a significant impact on our consolidated results of operations or financial condition.
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
     In evaluating our revenues, we analyze them in two categories: recurring revenues and non-recurring revenues.
•	Recurring revenues include those product revenues that recur each year assuming clients renew their contracts. These revenues include revenues from the licensing of all of our software products, hosting arrangements, subscription fees from customers accessing our on-demand application services and enhanced support and maintenance contracts related to our software products, including certain professional services performed by our professional services groups.

•	Non-recurring revenues include those product revenues that do not contractually recur. These revenues include certain hardware components of our Blackboard Transact products, certain third-party hardware and software sold to our clients in conjunction with our software licenses, professional services, fees from our off-campus payment merchant program, certain sales of licenses, as well as the supplies and commissions we earn from publishers related to digital course supplement downloads.
     Many of our product revenues are recognized ratably over the contract term, which is typically one year. As a result, in the case of both recurring revenues and non-recurring revenues, an increase or decrease in the revenues in one period may be attributable primarily to increases or decreases in sales in prior periods.
     Other factors that we consider in making strategic cash flow and operating decisions include cash flows from operations, capital expenditures, total operating expenses and earnings.
     Our operating results and cash flows normally fluctuate as a result of seasonal variations in our business, principally due to the timing of client budget cycles and student attendance at client facilities. Historically, we have had lower new sales in our first and fourth quarters than in the remainder of the year. Our expenses, however, do not vary significantly with these changes, and, as a result, such expenses do not fluctuate significantly on a quarterly basis. Historically, we have performed a disproportionate amount of our professional services, which are recognized as incurred, in our second and third quarters each year. We expect quarterly fluctuations in operating results to continue as a result of the uneven seasonal demand for our licenses and services offerings.
Results of Operations
          The following table sets forth selected unaudited consolidated statement of operations data expressed as a percentage of total revenues for each of the periods indicated.

	Three Months Ended
	March 31,
	2009	2010
Revenues:
Product	93%	93%
Professional services	7	7

Total revenues	100	100
Operating expenses:
Cost of product revenues, excludes amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below	25	24
Cost of professional services revenues	5	4
Research and development	13	12
Sales and marketing	28	25
General and administrative	15	15
Amortization of intangibles resulting from acquisitions	10	9

Total operating expenses	96	89

Income from operations	4%	11%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
     Our total revenues for the three months ended March 31, 2010 were $101.1 million, representing an increase of $14.7 million, or 17.0%, as compared to $86.4 million for the three months ended March 31, 2009.
     A detail of our total revenues by classification is as follows:

	Three Months Ended March 31,
	2009			2010
	Product	Professional			Professional
	Revenues	Services Revenues	Total	Product Revenues	Services Revenues	Total
	(Unaudited)
	(in millions)
Recurring revenues	$70.4	$1.2	$71.6	$80.0	$1.9	$81.9
Non-recurring revenues	9.7	5.1	14.8	13.7	5.5	19.2

Total revenues	$80.1	$6.3	$86.4	$93.7	$7.4	$101.1

     Product revenues. Product revenues, including domestic and international, for the three months ended March 31, 2010 were $93.7 million, representing an increase of $13.6 million, or 17.0%, as compared to $80.1 million for the three months ended March 31, 2009. Recurring product revenues increased by $9.6 million, or 13.6%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This increase in recurring revenues was primarily due to a $4.2 million increase in revenues recognized from Blackboard Learn enterprise licenses, which was attributable to current and prior period sales to new and existing clients, the continued shift of our existing clients from Blackboard Learn basic products to Blackboard Learn enterprise products and the cross-selling of other enterprise products to existing clients. Blackboard Learn enterprise products have additional functionality that is not available in Blackboard Learn basic products and consequently some Blackboard Learn basic product clients upgrade to Blackboard Learn enterprise products. Licenses of the enterprise version of Blackboard Learn products have higher average pricing, which normally results in at least twice the contractual value as compared to Blackboard Learn basic product licenses. The remaining increase in recurring product revenues primarily resulted from a $3.5 million increase in hosting revenues and a $1.2 million increase in revenues related to our Blackboard Transact software licenses. The increase in non-recurring product revenues relates to a $2.0 million increase in revenues related to Blackboard Transact hardware and third-party hardware sales and the remaining increase primarily relates to arrangements with our technology partners.
     Of our total revenues, our total international revenues for the three months ended March 31, 2010 were $17.9 million, representing an increase of $1.5 million, or 9.1%, as compared to $16.4 million for the three months ended March 31, 2009. International revenues as a percentage of total revenues decreased to 17.7% for the three months ended March 31, 2010 from 19.0% for the three months ended March 31, 2009. International product revenues, which consist primarily of recurring product revenues, were $16.9 million for the three months ended March 31, 2010, representing an increase of $1.8 million, or 11.9%, as compared to $15.1 million for the three months ended March 31, 2009. The increase in international recurring product revenues was primarily due to an increase in international revenues from Blackboard Learn enterprise products resulting from prior period sales to new and existing clients. In addition, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.
     Professional services revenues. Professional services revenues for the three months ended March 31, 2010 were $7.4 million, representing an increase of $1.1 million, or 16.0%, as compared to $6.3 million for the three months ended March 31, 2009. The increase in professional services was primarily attributable to increased sales of consulting services. As a percentage of total revenues, professional services revenues for the three months ended March 31, 2009 and 2010 were each 7.3%.

     Cost of product revenues. Our cost of product revenues for the three months ended March 31, 2010 was $24.5 million, representing an increase of $3.1 million, or 14.4%, as compared to $21.4 million for the three months ended March 31, 2009. The increase in cost of product revenues was primarily due to an increase of $1.8 million in expenses related to hosting services due to the increase in the number of clients contracting for new hosting services or existing clients expanding their existing hosting arrangements. The remaining increase was primarily due to increases in our technical support expenses associated with increased headcount and personnel costs to support an increase in licenses held by new and existing clients. Cost of product revenues as a percentage of product revenues decreased to 26.2% for the three months ended March 31, 2010 compared to 26.8% for the three months ended March 31, 2009.
     Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology was $3.6 million and $2.5 million for the three months ended March 31, 2009 and 2010, respectively. This decrease was attributable to the completion of the amortization of acquired technology acquired in connection with our acquisition of WebCT, Inc. (“WebCT”) in 2006. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 28.9% for the three months ended March 31, 2010 as compared to 31.3% for the three months ended March 31, 2009.
     Cost of professional services revenues. Our cost of professional services revenues for the three months ended March 31, 2010 was $4.5 million, representing a decrease of $0.3 million, or 6.0%, as compared to $4.8 million for the three months ended March 31, 2009. Cost of professional services revenues as a percentage of professional services revenues decreased to 61.1% for the three months ended March 31, 2010 from 75.4% for the three months ended March 31, 2009. The increase in professional services revenues margin was primarily attributable to an increase in professional services revenues from new professional service engagements in current and prior periods.
     Research and development expenses. Our research and development expenses for the three months ended March 31, 2010 were $12.2 million, representing an increase of $1.4 million, or 12.7%, as compared to $10.8 million for the three months ended March 31, 2009. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, including increased personnel-related costs associated with the inclusion of ANGEL following the merger that closed in May 2009 and Saf-T-Net following the merger that closed in March 2010.
     Sales and marketing expenses. Our sales and marketing expenses for the three months ended March 31, 2010 were $25.3 million, representing an increase of $1.4 million, or 5.7%, as compared to $23.9 million for the three months ended March 31, 2009. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, including increased personnel-related costs associated with the inclusion of ANGEL following the merger that closed in May 2009 and Saf-T-Net following the merger that closed in March 2010.
     General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2010 were $14.7 million, representing an increase of $1.1 million, or 8.1%, as compared to $13.6 million for the three months ended March 31, 2009. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, including increased personnel-related costs associated with the inclusion of ANGEL following the merger that closed in May 2009 and Saf-T-Net following the merger that closed in March 2010. This increase was also attributable to Saf-T-Net acquisition related transaction costs of approximately $0.5 million incurred during the three months ended March 31, 2010.
     Amortization of intangibles resulting from acquisitions. Our amortization of intangibles resulting from acquisitions for the three months ended March 31, 2010 were $9.0 million, representing an increase of $0.4 million, or 4.6%, as compared to $8.6 million for the three months ended March 31, 2009. This increase was attributable to amortization of certain intangible assets acquired following the ANGEL merger that closed in May 2009 and the Saf-T-Net merger that closed in March 2010 offset, in part, by the completion of the amortization of intangible assets acquired in connection with our acquisition of WebCT in 2006.
     Net interest expense. Our net interest expense for the three months ended March 31, 2010 was $2.9 million, representing an increase of $0.1 million, or 3.0%, as compared to $2.8 million for the three months ended March 31, 2009. This change was primarily attributable to decreased interest income during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 due to lower interest yields and lower average interest-bearing cash and cash equivalent balances.
     Other expense. Our other expense for the three months ended March 31, 2010 was $0.5 million, representing a decrease of $0.1 million, or 5.6%, as compared to other expense of $0.6 million for the three months ended March 31, 2009. This change was related to the remeasurement of our foreign subsidiaries ledgers, which are maintained in the respective subsidiary’s local foreign currency, into the United States dollar.

          Benefit (provision) for income taxes. Our provision for income taxes for the three months ended March 31, 2010 was $2.4 million as compared to our benefit for income taxes of $23,000 for the three months ended March 31, 2009. This change was due to our income before provision for income taxes during the three months ended March 31, 2010 as compared to our loss before benefit for income taxes during the three months ended March 31, 2009.
Liquidity and Capital Resources
     Changes in Cash and Cash Equivalents
          Our cash and cash equivalents were $146.3 million at March 31, 2010 as compared to $167.4 million at December 31, 2009. The decrease in cash and cash equivalents was primarily due to net cash consideration of $34.9 million for the acquisition of Saf-T-Net, including transaction costs of approximately $0.5 million. Cash and cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.
          Net cash used in operating activities was $1.2 million during the three months ended March 31, 2010 as compared to net cash provided by operating activities of $4.4 million during the three months ended March 31, 2009. Amortization of intangibles resulting from acquisitions was $9.0 million during the three months ended March 31, 2010 and related to the amortization of identified intangibles resulting from acquisitions. We recognize revenues on annually renewable agreements, which results in deferred revenues. Deferred revenues decreased by $38.9 million during the three months ended March 31, 2010, net of the impact of acquired deferred revenues related to the Saf-T-Net merger, due to the timing of certain client renewal invoicing and sales to new and existing clients during the current period. Accounts receivable decreased $18.5 million during the three months ended March 31, 2010, net of the impact of acquired receivables related to the Saf-T-Net merger, due to the timing of certain client renewal invoicing, sales to new and existing clients during the current period, and strong collections.
          Net cash used in investing activities was $38.1 million during the three months ended March 31, 2010 as compared to $11.9 million during the three months ended March 31, 2009. During the three months ended March 31, 2010 we paid $34.9 million in net cash consideration for the acquisition of Saf-T-Net, including transaction costs of approximately $0.5 million. During the three months ended March 31, 2010, cash expenditures for purchases of property and equipment were $3.2 million, which represents 3.1% of total revenues for the three months ended March 31, 2010.
          Net cash provided by financing activities was $18.2 million during the three months ended March 31, 2010 as compared to $1.9 million during the three months ended March 31, 2009. During the three months ended March 31, 2010, we received $15.4 million in proceeds from the exercise of stock options as compared to $1.7 million during the three months ended March 31, 2009.
     Notes Payable
          In June 2007, we issued and sold the Notes in a public offering. The Notes bear interest at a rate of 3.25% per year on the principal amount. Interest is payable semi-annually on January 1 and July 1. During 2009, we made interest payments of $2.7 million on each of June 30, 2009 and December 31, 2009. The Notes will mature on July 1, 2027, subject to earlier conversion, redemption or repurchase.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Interest income on our cash and cash equivalents is subject to interest rate fluctuations. For the three months ended March 31, 2010, a ten percent increase in interest rates would have increased interest income by approximately $4.0 million.
     We have accounts on our foreign subsidiaries’ ledgers which are maintained in the respective subsidiary’s local currency and remeasured into the U.S. dollar. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we sell products and services including the Canadian dollar, Euro, British pound, Japanese yen, Australian dollar and others. Because of such foreign currency exchange rate fluctuations, we recognized other expense of $0.5 million during the three months ended March 31, 2010. For the three months ended March 31, 2010, a ten percent adverse change in these various exchange rates into the U.S. dollar as of March 31, 2010 would not have had a material effect on our consolidated results of operations or financial condition.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures.
          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting.
          No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The description of the legal proceedings contained in Note 8 — Commitments and Contingencies — in the Notes to the Unaudited Consolidated Financial Statements is incorporated by reference herein.

     In addition, we may be involved in various legal proceedings from time to time incidental to the ordinary conduct of our business.
Item 1A. Risk Factors.
          We describe our business risk factors below. This description includes any material changes to and supersedes the description of the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
          We make substantial investments in improving our products and acquiring products through mergers and acquisitions, and there can be no assurance that our investments will be successful. Our ability to grow our business will be compromised if we do not develop products and services that achieve broad market acceptance with our current and potential clients. We have recently released a new version, Release 9.1, of our Blackboard Learn platform which offers enhanced functionality over prior versions. If clients do not upgrade to the latest version of the Blackboard Learn platform, the functionality of their existing installed versions will not compare as favorably to competing products which may cause a reduction in renewal rates. Further, if the latest version of our software does not become widely adopted by clients, we may not be able to justify the investments we have made and our financial results will suffer.
          If our newest products and services, Blackboard Connect, AlertNow and the Blackboard Mobile product line, do not gain widespread market acceptance, our financial results could suffer. We acquired the technology underlying Blackboard Connect through our merger with The NTI Group, Inc. in January 2008 and the technology underlying the AlertNow service through our merger with Saf-T-Net in March 2010. We acquired the technology underlying the Blackboard Mobile product line through our purchase of the business assets of Terriblyclever Design, LLC in July 2009. Our ability to grow our business will depend, in part, on client acceptance of these products. If we are not successful in gaining market acceptance of these products, our revenues may fall below our expectations.
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
          We have entered into a number of acquisition transactions as part of our growth strategy. We completed our acquisitions of ANGEL and the business assets of Terriblyclever Design in 2009. We completed our acquisition of Saf-T-Net on March 19, 2010. We have entered into these transactions with the expectation that each would result in long-term benefits, including improved revenue and profits, and enhancements to our product portfolio and customer base. Risks that we may encounter in seeking to realize the benefits of these and other potential acquisition transactions include:
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
          Future business combinations could involve the acquisition of significant tangible and intangible assets, which could require us to record in our statements of operations ongoing amortization of identified intangible assets acquired in connection with acquisitions, which we currently do with respect to our historical acquisitions, including the NTI, ANGEL and Saf-T-Net mergers. In addition, we may need to record write-downs from future impairments of identified tangible and intangible assets and goodwill. These accounting charges would reduce any future reported earnings, or increase a reported loss. In future acquisitions, we could also incur debt to pay for acquisitions, or issue additional equity securities as consideration, which could cause our stockholders to suffer significant dilution.
          Additionally, our ability to utilize net operating loss carryforwards, if any, acquired in any acquisitions may be significantly limited or unusable by us under Section 382 or other sections of the Internal Revenue Code.
Our existing indebtedness could adversely affect our financial condition and we may not be able to fulfill our debt obligations, including repayment of the Notes.
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
          We may experience difficulties that could delay or prevent the successful development, introduction and sale of new products under development. If introduced for sale, the new products may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance, which could cause our financial results to suffer. In addition, during the development period for the new products, our customers may defer or forego purchases of our products and services. We often obtain renewable client contracts in acquisitions, as was the case in our acquisitions of WebCT, NTI, ANGEL, and Saf-T-Net, and if we experience a decrease in the renewal rate from expected levels it could reduce revenues below our expectations.
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
          Our future success depends upon the continued service of our key management, technical, sales and other critical personnel, including employees who joined Blackboard in connection with our acquisitions of WebCT, NTI, ANGEL, Saf-T-Net and the business assets of Terriblyclever. Whether we are able to execute effectively on our business strategy will depend in large part on how well key management and other personnel perform in their positions and are integrated within our company. Key personnel have left our company over the years, including our Chief Financial Officer during 2010, and there may be additional departures of key personnel from time to time. In addition, as we seek to expand our global organization, the hiring of qualified sales, technical and support personnel has been difficult due to the limited number of qualified professionals. Failure to attract, integrate and retain key personnel would result in disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives and the results of our operations.
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

Blackboard Inc.
Dated: May 7, 2010	By:	/s/ John E. Kinzer
John E. Kinzer
Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)