Form 10-Q
period 2010-06-30
BLACKBOARD INC
filed 2010-08-09
CIK 1106942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class	Outstanding at July 31, 2010
Common Stock, $0.01 par value	34,285,344

Blackboard Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2010

INDEX

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Unaudited Consolidated Balance Sheets as of December 31, 2009 and June 30, 2010	1
	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2010	2
	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2010	3
	Notes to Unaudited Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 6.	Exhibits	40
Signature		41
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “Blackboard” refer to Blackboard Inc. and its subsidiaries.

ii

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BLACKBOARD INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	June 30,
	2009	2010

Current assets:
Cash and cash equivalents	$167,353	$137,284
Accounts receivable, net of allowance for doubtful accounts of $1,184 and $1,064, respectively	69,098	85,003
Inventories	1,557	228
Prepaid expenses and other current assets	15,232	17,828
Deferred tax asset, current portion	2,692	66
Deferred cost of revenues	7,664	5,509

Total current assets	263,596	245,918
Deferred tax asset, noncurrent portion	18,188	17,136
Investment in common stock warrant	3,124	3,124
Restricted cash	3,923	3,863
Property and equipment, net	34,483	37,796
Other assets	1,453	967
Goodwill	328,858	355,329
Intangible assets, net	71,309	74,107

Total assets	$724,934	$738,240

Current liabilities:
Accounts payable	$2,360	$3,990
Accrued expenses	28,264	33,954
Deferred rent, current portion	1,021	480
Deferred tax liability, current portion	—	543
Deferred revenues, current portion	186,702	144,545

Total current liabilities	218,347	183,512
Convertible senior notes, net of debt discount of $8,823 and $5,758, respectively	156,177	159,242
Deferred rent, noncurrent portion	11,507	11,792
Deferred tax liability, noncurrent portion	1,474	1,695
Deferred revenues, noncurrent portion	5,957	4,722

Total liabilities	393,462	360,963

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 33,100,139 and 34,268,141 shares issued and outstanding, respectively	331	343
Additional paid-in capital	406,751	443,148
Accumulated deficit	(75,610)	(66,214)

Total stockholders’ equity	331,472	377,277

Total liabilities and stockholders’ equity	$724,934	$738,240

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010

Revenues:
Product	$83,381	$97,474	$163,507	$191,204
Professional services	8,729	10,254	15,051	17,590

Total revenues	92,110	107,728	178,558	208,794
Operating expenses:
Cost of product revenues, excludes $2,034 and $2,816 for the three months ended June 30, 2009 and 2010, respectively, and $5,672 and $5,324 for the six months ended June 30, 2009 and 2010, respectively, in amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below(1)	21,762	27,409	43,207	51,943
Cost of professional services revenues(1)	4,703	5,386	9,470	9,865
Research and development(1)	11,219	12,047	22,045	24,252
Sales and marketing(1)	25,771	27,930	49,713	53,245
General and administrative(1)	14,238	16,851	27,840	31,556
Patent-related impairment and other costs	10,984	—	10,984	—
Amortization of intangibles resulting from acquisitions	7,861	9,359	16,446	18,337

Total operating expenses	96,538	98,982	179,705	189,198

(Loss) income from operations	(4,428)	8,746	(1,147)	19,596
Other expense, net:
Interest expense	(2,971)	(2,908)	(5,862)	(5,796)
Interest income	59	50	167	71
Other income (expense), net	1,361	(379)	802	(906)

(Loss) income before benefit (provision) for income taxes	(5,979)	5,509	(6,040)	12,965
Benefit (provision) for income taxes	1,907	(1,149)	1,930	(3,569)

Net (loss) income	$(4,072)	$4,360	$(4,110)	$9,396

Net (loss) income per common share:
Basic	$(0.13)	$0.13	$(0.13)	$0.28

Diluted	$(0.13)	$0.13	$(0.13)	$0.27

Weighted average number of common shares:
Basic	31,920,282	34,128,218	31,571,009	33,798,698

Diluted	31,920,282	34,769,318	31,571,009	34,629,788

(1) Includes the following amounts related to stock-based compensation:
Cost of product revenues	$307	$264	$576	$607
Cost of professional services revenues	169	149	259	297
Research and development	258	296	485	563
Sales and marketing	1,541	1,858	3,124	3,721
General and administrative	1,676	2,500	3,495	4,835

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months
	Ended June 30,
	2009	2010

Cash flows from operating activities
Net (loss) income	$(4,110)	$9,396
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Deferred tax (benefit) provision	(3,964)	1,266
Excess tax benefit from stock-based compensation	(272)	(2,799)
Amortization of debt discount	3,118	3,065
Depreciation and amortization	9,188	9,537
Amortization of intangibles resulting from acquisitions	16,446	18,337
Patent-related impairment charge	7,447	—
Change in allowance for doubtful accounts	(1,123)	(120)
Stock-based compensation	7,939	10,023
Gain on investment in common stock warrant	(1,136)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	8,436	(15,317)
Inventories	108	1,329
Prepaid expenses and other current assets	(4,812)	(2,512)
Deferred cost of revenues	(281)	2,156
Accounts payable	3,846	171
Accrued expenses	1,329	8,384
Deferred rent	581	(256)
Deferred revenues	(28,886)	(46,227)

Net cash provided by (used in) operating activities	13,854	(3,567)
Cash flows from investing activities
Acquisitions, net of cash acquired	(86,164)	(40,158)
Purchases of property and equipment	(12,940)	(12,791)
Purchases of available-for-sale securities	(6,586)	—
Redemptions of available-for-sale securities	6,586	—
Payments for patent enforcement costs	(414)	—

Net cash used in investing activities	(99,518)	(52,949)
Cash flows from financing activities
Releases of letters of credit	80	61
Excess tax benefits from stock-based compensation	272	2,799
Proceeds from exercise of stock options	2,257	23,587

Net cash provided by financing activities	2,609	26,447
Net decrease in cash and cash equivalents	(83,055)	(30,069)
Cash and cash equivalents at beginning of period	141,746	167,353

Cash and cash equivalents at end of period	$58,691	$137,284

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2009 and 2010

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

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

Level 1 — quoted prices in active markets for identical assets and liabilities

Level 2 — inputs other than Level 1 quoted prices that are directly or indirectly observable

Level 3 — unobservable inputs that are not corroborated by market data

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth the Company’s assets and liabilities that were measured at fair value as of June 30, 2010, by level within the fair value hierarchy (in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents(1)	$97,778	$97,778	$—	$—
Investment in common stock warrant	3,124	—	—	3,124

Total assets	$100,902	$97,778	$—	$3,124

Liabilities:
Convertible senior notes(2)	$164,794	$164,794	$—	$—

(1)	Cash equivalents consist of money market funds with original maturity dates of less than three months for which the fair value is based on quoted market prices.

(2)	The fair value of the Company’s convertible senior notes is based on the quoted market price.

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value when they are considered to be impaired. During the three and six months ended June 30, 2010, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.

The Company has determined that although some market data was available, the investment in the common stock warrant was principally valued using the Company’s own assumptions in calculating the estimate of fair value including a discounted cash flow and comparable company analysis and, as a result, is classified as a Level 3 instrument. There were no changes in the fair value of the investment in common stock warrant during the three and six months ended June 30, 2010.

The Company discloses fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for accounts receivable, accounts payable and accrued expenses.

Investment in Common Stock Warrant

The Company holds a warrant to purchase common stock in an entity that provides technology support services to educational institutions, including the Company’s customers, that is exercisable for 9.9% of the common shares of the entity. This common stock warrant meets the definition of a derivative. In determining the fair value of the common stock warrant, the Company considered a discounted cash flow and comparable company analyses, and at times may consider market data such as equity financings similar to the one the investee received in 2009. The fair value of the common stock warrant of $3.1 million is recorded as investment in common stock warrant on the Company’s unaudited consolidated balance sheets as of December 31, 2009 and June 30, 2010. The Company will continue to evaluate the fair value of this instrument in subsequent reporting periods and any changes in value will be recognized in the consolidated statements of operations.

Revenue Recognition and Deferred Revenue

The Company derives revenues from two sources: product sales and professional services sales. Product revenues include software license fees, subscription fees from customers accessing the Company’s on-demand application services, hardware, premium support and maintenance, and hosting revenues. Professional services revenues include training and consulting services. The Company’s software does not require significant modification and customization services. Where services are not essential to the functionality of the software, the Company begins to recognize software licensing revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collectibility is probable.

The Company does not have vendor-specific objective evidence (“VSOE”) of fair value for support and maintenance separate from software for the majority of its products. Accordingly, when licenses are sold in conjunction with the Company’s support and maintenance, the Company recognizes license revenue over the term of the maintenance service period. When licenses of certain offerings are sold in conjunction with support and maintenance where the Company does have VSOE, the Company recognizes the license revenue upon delivery of the license and recognizes the support and maintenance revenue over the term of the maintenance service period.

Hosting fees and set-up fees are recognized ratably over the term of the hosting agreement. After any necessary installation services are performed, hardware revenues are recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collectibility is probable.

The Company early adopted new accounting guidance on January 1, 2010 that impacts the Company’s accounting for (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. The Company applied this guidance on a prospective basis for arrangements executed or significantly modified after December 31, 2009. The Company allocates the overall consideration on such sales to each deliverable using a best estimate of the selling price of individual deliverables in the arrangement in the absence of VSOE or other third-party evidence of the selling price. Prior to the adoption of this new accounting guidance, in the absence of VSOE, all revenue from such sales was recognized ratably over the term of the applicable maintenance service period.

As a result of the adoption of this new accounting guidance, the product revenues and cost of product revenues related to hardware and software sales in the Blackboard Transact product line will generally be recognized upfront upon delivery of the product to the customer. Product revenues in the Blackboard Transact product line generally consist of hardware, software and support. Generally, the consideration allocated to the hardware and software deliverables is determined using a best estimate of selling price which the Company estimates based on an analysis of market data and the Company’s internal cost to deliver each element. Generally, the consideration allocated to the support deliverable is based on third party evidence. During the three and six months ended June 30, 2010, the Company recognized product revenues of approximately $6.2 million and $9.7 million, respectively, under this new accounting guidance, which related to ratable and non-ratable revenue streams and is comprised of arrangements executed or significantly modified after December 31, 2009. In addition, approximately $0.7 million is recorded as deferred revenues on the unaudited consolidated balance sheet as of June 30, 2010 related to these arrangements executed or significantly modified after December 31, 2009. The effect of changes in either selling price or the method or assumptions used to determine selling price for a specific deliverable could have a material effect on the allocation of the overall consideration of an arrangement.

As a result of the adoption of this new accounting guidance, revenues, income from operations, net income and basic and diluted earnings per share are approximately $3.3 million, $2.6 million, $1.8 million, $0.05 and $0.05, respectively, higher during the three months ended June 30, 2010 and revenues, income from operations, net income and basic and diluted earnings per share are approximately $5.5 million, $4.3 million, $2.9 million, $0.09 and $0.08, respectively, higher during the six months ended June 30, 2010. The Company expects the adoption of this new accounting guidance to continue to have a material effect on the Company’s consolidated results of operations and financial condition.

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

The Company does not offer specified upgrades or incrementally significant discounts. Advance payments are recorded as deferred revenues until the product is shipped, services are delivered or obligations are met and the revenues can be recognized. Deferred revenues represent the excess of amounts invoiced over amounts recognized as revenues. The Company provides non-specified upgrades of its products only on a when-and-if-available basis. The Company accounts for any contingencies, such as rights of return, conditions of acceptance, warranties and price protection, as a separate element. The effect of accounting for these contingencies included in revenue arrangements has not been material.

Cost of Revenues and Deferred Cost of Revenues

Cost of revenues includes all direct materials, direct labor, direct shipping and handling costs, telecommunications costs related to the Blackboard Connect product, and those indirect costs related to revenue such as indirect labor, materials and supplies, equipment rent, and amortization of software developed internally and software license rights. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is separately included on the unaudited consolidated statements of operations as amortization of intangibles acquired in acquisitions. Amortization expense related to acquired technology was $2.0 million and $2.8 million for the three months ended June 30, 2009 and 2010, respectively, and $5.7 million and $5.3 million for the six months ended June 30, 2009 and 2010, respectively.

Deferred cost of revenues represents the cost of hardware (if sold as part of a complete system) and software that has been purchased and has been sold in conjunction with the Company’s products. As a result of new accounting guidance adopted on January 1, 2010, the Company generally recognizes these costs upon shipment of the products to its clients. In general, prior to the adoption of the new accounting guidance on January 1, 2010, the Company initially deferred these costs and recognized them into expense over the period in which the related revenue was recognized. The Company does not have transactions in which the deferred cost of revenues exceeds deferred revenues.

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

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net (loss) income per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(Unaudited)
	(In thousands, except share and per share amounts)

Net (loss) income	$(4,072)	$4,360	$(4,110)	$9,396

Weighted average shares outstanding, basic	31,920,282	34,128,218	31,571,009	33,798,698
Dilutive effect of:
Stock options related to the purchase of common stock	—	641,100	—	831,090

Weighted average shares outstanding, diluted	31,920,282	34,769,318	31,571,009	34,629,788

Basic net (loss) income per common share	$(0.13)	$0.13	$(0.13)	$0.28

Diluted net (loss) income per common share	$(0.13)	$0.13	$(0.13)	$0.27

The dilutive effect of options to purchase an aggregate of 5,508,332 and 2,008,325 shares were not included in the computations of diluted net (loss) income per common share for the three months ended June 30, 2009 and 2010, respectively, as their effect would be anti-dilutive. The dilutive effect of options to purchase an aggregate of 5,508,332 and 1,835,750 shares were not included in the computations of diluted net (loss) income per common share for the six months ended June 30, 2009 and 2010, respectively, as their effect would be anti-dilutive.

Comprehensive Net (Loss) Income

Comprehensive net (loss) income includes net (loss) income, combined with unrealized gains and losses not included in earnings and reflected as a separate component of stockholders’ equity. There were no material differences between net (loss) income and comprehensive net (loss) income for the three and six months ended June 30, 2009 and 2010.

3.	Mergers and Acquisitions

Saf-T-Net, Inc. Merger

On March 19, 2010, the Company completed its merger with Saf-T-Net, Inc. (“Saf-T-Net”) pursuant to the Agreement and Plan of Merger dated March 7, 2010. Pursuant to the Agreement and Plan of Merger, the Company paid merger consideration of $34.4 million. The effective cash portion of the purchase price of Saf-T-Net before transaction costs of approximately $0.5 million was $34.2 million, net of Saf-T-Net’s March 19, 2010 cash balance of $0.2 million. The Company has included the financial results of Saf-T-Net in its consolidated financial statements beginning March 20, 2010.

Saf-T-Net is the provider of AlertNow, a leading messaging and mass notification solution for the K-12 marketplace. The Company believes the merger with Saf-T-Net supports the Company’s long-term strategic direction and the demands for innovative technology in the education industry. The Company believes that the merger with Saf-T-Net will help the Company meet the growing demands of its clients, including the ability to send mass communications via various means.

The Company has accounted for the merger under the acquisition method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of March 19, 2010. The total preliminary purchase price was $34.4 million, excluding the estimated acquisition related transaction costs of approximately $0.5 million and excluding acquired cash. Acquisition-related transaction costs include investment banking, legal and accounting fees, and other external costs directly related to the merger.

Preliminary Purchase Price Allocation

Under the acquisition method of accounting, the total estimated purchase price was allocated to Saf-T-Net’s net tangible liabilities and intangible assets based on their estimated fair values as of March 19, 2010. The Company recorded the excess of the purchase price over the net tangible liabilities and identifiable intangible assets as goodwill. The preliminary allocation of the purchase price shown in the table below was based upon management’s preliminary valuation, which was based on estimates and assumptions that are subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to income and non-income based taxes. The preliminary estimated purchase price is allocated as follows (in thousands):

Cash and cash equivalents	$238
Accounts receivable	468
Prepaid expenses and other current assets	30
Property and equipment	14
Accounts payable	(1,459)
Other accrued liabilities	(586)
Deferred tax liabilities, net	(3,176)
Deferred revenue	(2,835)

Net tangible liabilities acquired	(7,306)
Definite-lived intangible assets acquired	15,680
Goodwill	26,021

Total estimated purchase price	$34,395

Prior to the end of the measurement period for finalizing the purchase price allocation, if information becomes available that would indicate adjustments to the purchase price allocation are required, any such adjustments will be included in the purchase price allocation retrospectively.

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

Of the total estimated purchase price, approximately $26.0 million has been allocated to goodwill and is not deductible for tax purposes. Goodwill represents factors including expected synergies from combining operations and is the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if indicators of impairment arise). In the event that management determines that the goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

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

Deferred Revenue

In connection with the preliminary purchase price allocation, the Company determined the estimated fair value of the support obligation assumed from Saf-T-Net in connection with the merger utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates the amount that the Company would be required to pay a third party to assume the support obligation. The Company based its estimated costs to fulfill the support obligation on the historical direct costs related to providing the support services and correcting any errors in Saf-T-Net’s software products. These estimated costs did not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with selling efforts is excluded because Saf-T-Net had concluded the selling effort on the support contracts prior to March 19, 2010. The Company estimated the profit margin to be approximately 24%, which approximates the Company’s operating profit margin to fulfill the obligations. In allocating the purchase price, the Company recorded an adjustment to reduce the carrying value of Saf-T-Net’s March 19, 2010 deferred support revenue by approximately $2.6 million to $2.8 million, which represents the Company’s estimate of the fair value of the support obligation assumed. As former Saf-T-Net customers renew these support contracts, the Company will recognize revenue for the full value of the support contracts over the remaining term of the contracts, the majority of which are one year.

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

The unaudited pro forma financial information for the three and six months ended June 30, 2010 combines the historical results for the Company for the three and six months ended June 30, 2010 and the historical results for Saf-T-Net for the period from January 1, 2010 to March 19, 2010. The unaudited pro forma financial information for the three and six months ended June 30, 2009 combines the historical results for the Company for the three and six months ended June 30, 2009 and the historical results for Saf-T-Net for the same period and also gives effect to the Company’s merger with ANGEL Learning, Inc. (“ANGEL”) on May 8, 2009 as if all transactions had occurred on January 1, 2009. The consolidated financial results for the Company for the three months ended June 30, 2010 include revenue and net loss for Saf-T-Net for the period from April 1, 2010 to June 30, 2010 of $1.8 million and $0.7 million, respectively. The consolidated financial results for the Company for the six months ended June 30, 2010 include revenue and net loss for Saf-T-Net for the period from March 20, 2010 to June 30, 2010 of $2.0 million and $0.9 million, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(Unaudited)
	(In thousands, except per share amounts)

Total revenues	$97,233	$107,728	$191,578	$211,462
Net income	$1,382	$4,360	$2,461	$8,808
Basic net income per common share	$0.04	$0.13	$0.08	$0.26
Diluted net income per common share	$0.04	$0.13	$0.08	$0.25

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

Stock Incentive Plans

In June 2010, the Company’s stockholders approved an increase in the total number of shares of common stock issuable under the Company’s Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”) from 10,500,000 to 12,000,000. As of June 30, 2010, approximately 4.6 million shares of common stock were available for future grants under the 2004 Plan and no options were available for future grants under the Company’s Amended and Restated Stock Incentive Plan adopted in 1998. Awards granted under the 2004 Plan generally vest over a three to four-year period and have an eight to ten-year expiration period.

The compensation cost that has been recognized in the unaudited consolidated statements of operations for the Company’s stock incentive plans was $7.9 million and $10.0 million for the six months ended June 30, 2009 and 2010, respectively. The total excess tax benefits recognized for stock-based compensation arrangements was $0.3 million and $2.8 million for the six months ended June 30, 2009 and 2010, respectively and are classified as a financing cash inflow with a corresponding operating cash outflow. For stock subject to graded vesting, the Company has utilized the straight-line method for allocating compensation expense by period.

Stock Options

A summary of stock option activity under the Company’s stock incentive plans as of June 30, 2010, and changes during the six months then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Shares	Price/Share	Intrinsic Value

Exercisable at December 31, 2009	2,141,431	$28.01
Outstanding at December 31, 2009	4,607,782	$29.83
Granted	803,500	$38.98
Exercised	(965,300)	$24.36	$17,310
Cancelled	(51,309)	$33.37

Outstanding at June 30, 2010	4,394,673	$32.67	$23,758

Exercisable at June 30, 2010	1,860,549	$30.84	$13,027

The weighted average remaining contractual lives for all options outstanding under the Company’s stock incentive plans at June 30, 2009 and 2010 were 5.7 and 5.8 years, respectively. The weighted average remaining contractual lives for exercisable stock options at June 30, 2009 and 2010 were 4.8 and 4.9 years, respectively. As of June 30, 2010, there was approximately $32.4 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s option plans. The cost is expected to be recognized through June 2014 with a weighted average recognition period of approximately 1.4 years.

The Company recognizes compensation expense for share-based awards based on estimated fair values on the date of grant. The weighted average fair value of the options at the date of grant for the six months ended June 30, 2009 and 2010 was $11.98 and $15.95, respectively. The fair value of options that vested during the six months ended June 30, 2009 and 2010 was $7.4 million and $8.9 million, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the three and six months ended June 30, 2009 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

Dividend yield	0%	0%	0%	0%
Expected volatility	47.6%	44.2%	47.5%	45.0%
Risk-free interest rate	2.7%	2.2%	1.7%	2.3%
Expected life of options	4.9 years	4.6 years	4.9 years	4.7 years
Forfeiture rate	12.0%	12.3%	14.2%	12.3%

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

Risk-free interest rate — The average U.S. Treasury rate (for a term that most closely approximates the expected life of the option) during the period in which the option was granted.

Expected life of the options — The period of time that the equity grants are expected to remain outstanding. For grants that have been exercised, the Company uses actual exercise data to estimate option exercise timing. For grants that have not been exercised, the Company generally uses the midpoint between the end of the vesting period and the contractual life of the grant to estimate option exercise timing. Options granted during the three and six months ended June 30, 2009 and 2010 have a maximum term of eight years.

Forfeiture rate — The estimated percentage of equity grants that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. The Company estimates the forfeiture rate based on past turnover data, level of employee receiving the equity grant and vesting terms and revises the rate if subsequent information, such as the passage of time, indicates that the actual number of instruments that will vest is likely to differ from previous estimates. The cumulative effect on current and prior periods of a change in the estimated number of instruments likely to vest is recognized in compensation cost in the period of the change.

Restricted Stock and Restricted Stock Units

Restricted stock is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests over time. A restricted stock unit is a stock award that entitles the holder to receive shares of the Company’s common stock after a vesting requirement is satisfied. The Company estimates the fair value of each restricted stock award and restricted stock unit award using the intrinsic value method which is based on the closing price of the common stock on the date of grant. The Company recognizes compensation expense for restricted stock and restricted stock unit awards over the vesting period on a straight-line basis.

As of June 30, 2010, there was approximately $20.1 million of total unrecognized compensation cost related to unvested restricted stock and restricted stock unit awards granted under the Company’s stock incentive plans. The cost is expected to be recognized through December 2015 with a weighted average recognition period of approximately 2.4 years.

A summary of restricted stock and restricted stock unit activity under the Company’s stock incentive plans as of June 30, 2010, and changes during the six months then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Shares	Fair Value/Share	Intrinsic Value

Unvested at December 31, 2009	500,250	$34.67
Granted	199,800	38.63
Vested and issued	(66,750)	29.27
Cancelled	—

Unvested at June 30, 2010	633,300	$36.49	$23,641

5.	Inventories

The carrying amounts of inventories as of December 31, 2009 and June 30, 2010 are as follows:

	December 31,	June 30,
	2009	2010
	(In thousands)

Raw materials	$611	$73
Work-in-process	261	59
Finished goods	685	96

Total inventories	$1,557	$228

6.	Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

			Weighted-
			Average
	December 31,	June 30,	Amortization
	2009	2010	Period
	(In thousands)		(In years)

Goodwill	$328,858	$355,329

Acquired technology	$68,955	$71,275	2.9
Accumulated amortization	(59,849)	(64,657)

Acquired technology, net	9,106	6,618

Contracts and customer lists	130,675	143,355	5.2
Accumulated amortization	(69,388)	(81,877)

Contracts and customer lists, net	61,287	61,478

Trademarks and domain names	1,976	2,656	2.5
Accumulated amortization	(1,105)	(1,629)

Trademarks and domain names, net	871	1,027

Patents and related costs	101	5,601	10.5
Accumulated amortization	(56)	(617)

Patents and related costs, net	45	4,984

Intangible assets, net	$71,309	$74,107

Intangible assets from acquisitions are generally amortized over one to seven years. Amortization expense related to intangible assets was approximately $16.4 million and $18.3 million for the six months ended June 30,

2009 and 2010, respectively. Amortization expense for the years ended December 31, 2010, 2011, 2012, 2013 and 2014 is expected to be approximately $35.3 million, $20.9 million, $16.9 million, $8.5 million and $4.2 million, respectively. These amounts exclude the impact of the allocation of purchase price to definite-lived intangible assets associated with the Company’s recent acquisitions of Elluminate Inc. and Wimba Inc. (see Note 10), which are currently being evaluated by the Company under the acquisition method of accounting.

During the three months ended June 30, 2010, the Company invested in the acquisition of intangible assets, which will be amortized over ten years and eight months.

7.	Notes Payable

Convertible Senior Notes

In June 2007, the Company issued and sold $165.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2027 (the “Notes”) in a public offering. The Notes bear interest at a rate of 3.25% per year on the principal amount, accruing from June 20, 2007. Interest is payable semi-annually on January 1 and July 1. The Company made interest payments of $2.7 million on each of June 30, 2009, December 31, 2009 and July 1, 2010. The Notes will mature on July 1, 2027, subject to earlier conversion, redemption or repurchase.

The liability and equity components of the Notes are separately accounted for in a manner that reflects the Company’s nonconvertible debt borrowing rate because their terms include partial cash settlement. The Company amortizes the resulting debt discount over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The Company has determined that its nonconvertible borrowing rate at the time the Notes were issued was 6.9%. Accordingly, the Company estimated the fair value of the liability (debt) component as $144.1 million upon issuance of the Notes. The Company allocated the excess of the proceeds received over the estimated fair value of the liability component totaling $20.9 million to the conversion (equity) component. The carrying amount of the equity component of the Notes was $8.2 million and $5.5 million at December 31, 2009 and June 30, 2010, respectively, and is recorded as a debt discount and is netted against the remaining principal amount outstanding on the Company’s unaudited consolidated balance sheets.

In connection with obtaining the Notes, the Company incurred $4.5 million in debt issuance costs, of which $4.0 million was allocated to the liability component and $0.5 million was allocated to the equity component. The carrying amount of the liability component of the debt issuance costs is $0.6 million and $0.3 million at December 31, 2009 and June 30, 2010, respectively, and is recorded as a debt discount and is netted against the remaining principal amount outstanding on the Company’s unaudited consolidated balance sheets.

The debt discount, which includes the equity component and the liability component of the debt issuance costs, is being amortized as interest expense using the effective interest method through July 1, 2011, the first redemption date of the Notes. The Company recorded total interest expense of approximately $2.9 million for each of the three months ended June 30, 2009 and 2010, which consisted of $1.3 million in interest expense at a rate of 3.25% per year for each of the three months ended June 30, 2009 and 2010, and $1.6 million in amortization of the debt discount for each of the three months ended June 30, 2009 and 2010. The Company recorded total interest expense of approximately $5.8 million for each of the six months ended June 30, 2009 and 2010, which consisted of $2.7 million in interest expense at a rate of 3.25% per year for each of the six months ended June 30, 2009 and 2010, and $3.1 million in amortization of the debt discount for each of the six months ended June 30, 2009 and 2010.

The principal amount of the liability component of the Notes was $165.0 million at each of December 31, 2009 and June 30, 2010. The unamortized debt discount was $8.8 million and $5.8 million at December 31, 2009 and June 30, 2010, respectively. The net carrying amount of the liability component of the Notes was $156.2 million and $159.2 million at December 31, 2009 and June 30, 2010, respectively.

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

The Company, from time to time, is subject to litigation relating to matters in the ordinary course of business. The Company believes that any ultimate liability resulting from any such litigation will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

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

10.	Subsequent Events

Elluminate, Inc. Merger

On August 4, 2010, the Company completed a merger with Elluminate, Inc. (“Elluminate”) pursuant to an Arrangement Agreement dated July 2, 2010. Elluminate is a provider of web, audio, video and social networking solutions optimized for teaching, learning and collaboration. The Company believes the merger with Elluminate supports the Company’s long-term strategic direction and the demands for innovative technology in the education industry and will help the Company meet the growing demands of its clients, including the ability to provide synchronous learning and collaboration.

Pursuant to the Arrangement Agreement, the Company paid merger consideration of approximately $59.9 million in cash, excluding transaction costs. The Company is currently evaluating the impact of the merger under the acquisition method of accounting.

Wimba, Inc. Merger

On August 5, 2010, the Company completed a merger with Wimba, Inc. (“Wimba”) pursuant to an Agreement and Plan of Merger dated July 2, 2010. Wimba is a provider of collaborative learning software applications and services to the education industry. The Company believes the merger with Wimba supports the Company’s long-term strategic direction and the demands for innovative technology in the education industry and will help the Company meet the growing demands of its clients, including the ability to provide synchronous learning and collaboration.

Pursuant to the Agreement and Plan of Merger, the Company paid merger consideration of approximately $59.6 million in cash, excluding transaction costs. The Company is currently evaluating the impact of the merger under the acquisition method of accounting.

Revolving Credit Facility

On August 4, 2010, the Company entered into a five-year $175.0 million senior secured revolving credit facility agreement with a syndicate of banks led by JPMorgan Chase Bank, N.A. as administrative agent, which is available until August 4, 2015. Borrowings under the agreement are available for general corporate purposes which may include outstanding debt repayments and acquisitions. Loans bear interest at a rate per annum equal to, at the election of the Company, (i) the Adjusted LIBO Rate (as defined in the agreement) plus a margin which will vary between 2.25% and 3.00% based on the Company’s Leverage Ratio (as defined in the agreement) or (ii) an Alternate Base Rate (as defined in the agreement) plus a margin which will vary between 1.25% and 2.00% based on the Company’s Leverage Ratio. Overdue amounts under the agreement bear interest at a rate per annum equal to 2% plus the rate otherwise applicable to such loan.

The Company is required to pay a commitment fee at a rate per annum which will vary between 0.30% and 0.50% based on the Company’s Leverage Ratio on the average daily unused amount of the credit facility commitments during the period for which payment is made, payable quarterly in arrears. The Company will record this fee in interest expense. The Company may optionally prepay loans or reduce the credit facility commitments at any time, without penalty.

In connection with obtaining the senior secured credit facility, the Company incurred $1.7 million in debt issuance costs in August 2010, which will be amortized as interest expense over the term of the senior secured credit facility using the effective interest method and such amortization will be adjusted for any prepayments.

Under the terms of the agreement and related loan documents, the loans and the other obligations of the Company are guaranteed by the material domestic subsidiaries of the Company, and are secured by substantially all of the tangible and intangible assets of the Company and each material domestic subsidiary guarantor (including, without limitation, intellectual property and the capital stock of certain subsidiaries). In addition, the agreement contains customary affirmative and negative covenants applicable to the Company and its subsidiaries with respect to its operations and financial conditions, including a leverage ratio, a senior leverage ratio, an interest coverage ratio and a minimum liquidity covenant.

As of August 9, 2010, no amounts were outstanding on the credit facility.

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

We have grown through internal growth and strategic acquisitions. In January 2008, we acquired The NTI Group, Inc., or NTI, and in March 2010, we acquired Saf-T-Net, Inc., or Saf-T-Net. These acquisitions allow us to offer clients the ability to send mass communications via voice, email and text messages. We acquired the technology underlying our Blackboard Connect service, which we began offering in February 2008, from NTI. We acquired the technology underlying the AlertNow service from Saf-T-Net. In May 2009, we acquired ANGEL Learning, Inc., or ANGEL, a leading developer of e-learning software to the U.S. education industry. In July 2009, we acquired the business assets of Terriblyclever Design, LLC, which provides the foundation for the Blackboard Mobile platform. Blackboard Mobile allows us to offer our clients a comprehensive suite of mobile Web applications for education and enables educational institutions to deliver education and campus life services and content to mobile devices to connect students, parents, faculty, prospective students and alumni to the campus experience. In August 2010, we completed our acquisitions of Elluminate Inc. or Elluminate, and Wimba Inc. or Wimba for combined merger consideration of approximately $120 million in cash, excluding transactions costs. These acquisitions will provide the foundation for our newest platform Blackboard Collaborate, which provides learning software applications for synchronous learning and collaboration.

We typically license our individual applications either on a stand-alone basis or bundled as part of one of our four existing platforms: Blackboard LearnTM; Blackboard TransactTM; Blackboard ConnectTM; and Blackboard MobileTM.

We offer Blackboard Learn in all of our markets, Blackboard Transact primarily to U.S. and Canadian postsecondary clients, Blackboard Connect to primarily U.S. K-12, postsecondary and government clients, and

Blackboard Mobile primarily to U.S. postsecondary and K-12 clients. We plan to continue to offer Blackboard Collaborate in its existing markets, primarily U.S. and Canadian postsecondary and K-12 clients. We also offer application hosting for clients who prefer to outsource the management of their Blackboard Learn systems. In addition to our products, we offer a variety of professional services, including strategic consulting, project management, custom application development and training.

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

Major components of our cost of product revenues include license and other fees that we owe to third parties upon licensing software, and the cost of hardware that we bundle with our software. As a result of new accounting guidance adopted on January 1, 2010, we generally recognize these costs upon shipment of the products to our clients. In general, prior to the adoption of the new accounting guidance on January 1, 2010 we initially deferred these costs and recognized them into expense over the period in which the related revenue was recognized. Cost of product revenues also includes amortization of internally developed technology available for sale, telecommunications costs related to the Blackboard Connect product, all direct materials and shipping and handling costs, employee compensation, including bonuses, stock-based compensation and benefits for personnel supporting our hosting, support and production functions, as well as related facility rent, communication costs, utilities, depreciation expense and cost of external professional services used in these functions. We expense all of these costs as incurred. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is separately included on our unaudited consolidated statements of operations as amortization of intangibles acquired in acquisitions. Amortization expense related to acquired technology was $5.7 million and $5.3 million for the six months ended June 30, 2009 and 2010, respectively.

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

We early adopted new accounting guidance on January 1, 2010 that impacts our accounting for (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. We applied this guidance on a prospective basis for arrangements executed or significantly modified after December 31, 2009. We allocate the overall consideration on such sales to each deliverable using a best estimate of the selling price of individual deliverables in the arrangement in the absence of VSOE or other third-party evidence of the selling price. Prior to the adoption of this new accounting guidance, in the absence of VSOE, all revenue from such sales was recognized ratably over the term of the applicable maintenance service period.

As a result of the adoption of this new accounting guidance, the product revenues and cost of product revenues related to hardware and software sales in the Blackboard Transact product line will generally be recognized upfront upon delivery of the product to the customer. Product revenues in the Blackboard Transact product line generally consist of hardware, software and support. Generally, the consideration allocated to the hardware and software deliverables is determined using a best estimate of selling price which we estimate based on an analysis of market data and our internal cost to deliver each element. Generally, the consideration allocated to the support deliverable is based on third party evidence. During the three and six months ended June 30, 2010, we recognized product revenues of approximately $6.2 million and $9.7 million, respectively, under this new accounting guidance, which related to ratable and non-ratable revenue streams and is comprised of arrangements executed or significantly modified after December 31, 2009. In addition, approximately $0.7 million is recorded as deferred revenues on the audited consolidated balance sheet as of June 30, 2010 related to these arrangements executed or significantly modified after December 31, 2009. The effect of changes in either selling price or the method or assumptions used to determine selling price for a specific deliverable could have a material effect on the allocation of the overall consideration of an arrangement.

As a result of the adoption of this new accounting guidance, revenues, income from operations, net income and basic and diluted earnings per share are approximately $3.3 million, $2.6 million, $1.8 million, $0.05 and $0.05, respectively, higher during the three months ended June 30, 2010 and revenues, income from operations, net income and basic and diluted earnings per share are approximately $5.5 million, $4.3 million, $2.9 million, $0.09 and $0.08, respectively, higher during the six months ended June 30, 2010. We expect the adoption of this new accounting guidance to continue to have a material effect on our consolidated results of operations and financial condition.

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

We do not offer specified upgrades or incrementally significant discounts. We record advance payments as deferred revenues until the product is shipped, services are delivered or obligations are met and the revenue can be recognized. Deferred revenues represent the excess of amounts invoiced over amounts recognized as revenues. We provide non-specified upgrades of our product only on a when-and-if-available basis. We account for any contingencies, such as rights of return, conditions of acceptance, warranties and price protection as a separate element. The effect of accounting for these contingencies included in revenue arrangements has not been material.

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

In evaluating our revenues, we analyze them in two categories: recurring revenues and non-recurring revenues.

•	Recurring revenues include those product revenues that recur each year, assuming that clients renew their contracts. These revenues include revenues from the licensing of all of our software products, hosting arrangements, subscription fees from customers accessing our on-demand application services and enhanced support and maintenance contracts related to our software products, including certain professional services performed by our professional services groups.

•	Non-recurring revenues include those product revenues that do not contractually recur. These revenues include certain hardware components of our Blackboard Transact products, certain third-party hardware and software sold to our clients in conjunction with our software licenses, professional services, fees from our off-campus payment merchant program and certain sales of licenses, as well as the supplies and commissions we earn from publishers related to digital course supplement downloads.

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

Our operating results and cash flows normally fluctuate as a result of seasonal variations in our business, principally due to the timing of client budget cycles and student attendance at client facilities. Historically, we have had lower new sales in our first and fourth quarters than in the remainder of the year. Our expenses, however, do not generally vary significantly with these changes on a quarterly basis. Historically, we have performed a disproportionate amount of our professional services, which are recognized as incurred, in our second and third quarters each year. We expect quarterly fluctuations in operating results to continue as a result of the uneven seasonal demand for our licenses and services offerings.

Results of Operations

The following table sets forth selected unaudited consolidated statement of operations data expressed as a percentage of total revenues for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(Unaudited)

Revenues:
Product	91%	90%	92%	92%
Professional services	9	10	8	8

Total revenues	100	100	100	100
Operating expenses:
Cost of product revenues, excludes amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below	24	25	24	25
Cost of professional services revenues	5	5	6	5
Research and development	12	11	12	12
Sales and marketing	28	26	28	26
General and administrative	15	16	16	15
Patent-related impairment and other costs	12	—	6	—
Amortization of intangibles resulting from acquisitions	9	9	9	8

Total operating expenses	105	92	101	91

(Loss) income from operations	(5)%	8%	(1)%	9%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Our total revenues for the three months ended June 30, 2010 were $107.7 million, representing an increase of $15.6 million, or 17%, as compared to $92.1 million for the three months ended June 30, 2009.

A detail of our total revenues by classification is as follows:

	Three Months Ended June 30,
	2009			2010
		Professional			Professional
	Product	Services		Product	Services
	Revenues	Revenues	Total	Revenues	Revenues	Total
	(Unaudited)
	(In millions)

Recurring revenues	$73.6	$1.2	$74.8	$83.9	$1.9	$85.8
Non-recurring revenues	9.8	7.5	17.3	13.6	8.3	21.9

Total revenues	$83.4	$8.7	$92.1	$97.5	$10.2	$107.7

Product revenues.  Our product revenues, including domestic and international, for the three months ended June 30, 2010 were $97.5 million, representing an increase of $14.1 million, or 17%, as compared to $83.4 million for the three months ended June 30, 2009. Recurring product revenues increased by $10.3 million, or 14%, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. This increase in recurring revenues was primarily due to a $5.8 million increase in revenues recognized from Blackboard Learn enterprise licenses, which was attributable to current and prior period sales to new and existing clients, the continued shift of our existing clients from Blackboard Learn basic products to Blackboard Learn enterprise products and the cross-selling of other enterprise products to existing clients. Blackboard Learn enterprise products have additional functionality that is not available in Blackboard Learn basic products and consequently some Blackboard Learn basic product clients upgrade to Blackboard Learn enterprise products. Licenses of the enterprise version of Blackboard Learn products have higher average pricing, which normally results in at least twice the contractual value as compared to Blackboard Learn basic product licenses. The remaining increase in recurring product revenues primarily resulted from a $3.2 million increase in hosting revenues. The increase in non-recurring product revenues primarily relates to an increase in revenues related to Blackboard Transact hardware and third-party hardware sales.

Of our total revenues, our total international revenues for the three months ended June 30, 2010 were $19.7 million, representing an increase of $2.2 million, or 13%, as compared to $17.5 million for the three months ended June 30, 2009. International revenues as a percentage of total revenues decreased to 18% for the three months ended June 30, 2010 from 19% for the three months ended June 30, 2009 primarily due to an increase in domestic revenues. International product revenues, which consist primarily of recurring product revenues, were $18.4 million for the three months ended June 30, 2010, representing an increase of $2.2 million, or 14%, as compared to $16.2 million for the three months ended June 30, 2009. The increase in international recurring product revenues was primarily due to an increase in international revenues from Blackboard Learn enterprise products resulting from prior period sales to new and existing clients. In addition, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which has expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.

Professional services revenues.  Our professional services revenues for the three months ended June 30, 2010 were $10.2 million, representing an increase of $1.5 million, or 17%, as compared to $8.7 million for the three months ended June 30, 2009. The increase in professional services was primarily attributable to increased sales of consulting services. As a percentage of total revenues, professional services revenues for the three months ended June 30, 2009 and 2010 were 9% and 10%, respectively.

Cost of product revenues.  Our cost of product revenues for the three months ended June 30, 2010 was $27.4 million, representing an increase of $5.6 million, or 26%, as compared to $21.8 million for the three months ended June 30, 2009. The increase in cost of product revenues was primarily due to an increase of $3.1 million in expenses related to hosting services due to the increase in the number of clients contracting for new hosting services and existing clients expanding their existing hosting arrangements. In addition, product costs related to Blackboard Transact hardware and third-party hardware sales increased $2.4 million due to the change in revenue recognition guidance in which more revenue and related costs are recognized upfront. The remaining increase was primarily due to increases in our technical support expenses associated with increased headcount and personnel costs to support an increase in licenses held by new and existing clients. Cost of product revenues as a percentage of product revenues increased to 28% for the three months ended June 30, 2010 from 26% for the three months ended June 30, 2009.

Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is reported separately on our unaudited consolidated statements of operations. Amortization expense related to acquired technology was $2.0 million and $2.8 million for the three months ended June 30, 2009 and 2010, respectively. This increase was attributable to the additional amortization of acquired technology acquired in the ANGEL merger that closed in May 2009 and the Saf-T-Net merger that closed in March 2010. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 31% for the three months ended June 30, 2010 as compared to 29% for the three months ended June 30, 2009.

Cost of professional services revenues.  Our cost of professional services revenues for the three months ended June 30, 2010 was $5.4 million, representing an increase of $0.7 million, or 15%, as compared to $4.7 million for the three months ended June 30, 2009. The increase in the cost of professional services revenues was primarily attributable to an increase in personnel-related costs associated with the increase in professional services revenues from new professional service engagements in current and prior periods. Cost of professional services revenues as a percentage of professional services revenues decreased to 53% for the three months ended June 30, 2010 from 54% for the three months ended June 30, 2009.

Research and development expenses.  Our research and development expenses for the three months ended June 30, 2010 were $12.0 million, representing an increase of $0.8 million, or 7%, as compared to $11.2 million for the three months ended June 30, 2009. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, including increased personnel-related costs associated with the inclusion of ANGEL following the merger that closed in May 2009 and Saf-T-Net following the merger that closed in March 2010.

Sales and marketing expenses.  Our sales and marketing expenses for the three months ended June 30, 2010 were $27.9 million, representing an increase of $2.1 million, or 8%, as compared to $25.8 million for the three months ended June 30, 2009. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, including increased personnel-related costs associated with the inclusion of ANGEL following the merger that closed in May 2009 and Saf-T-Net following the merger that closed in March 2010.

General and administrative expenses.  Our general and administrative expenses for the three months ended June 30, 2010 were $16.9 million, representing an increase of $2.7 million, or 19%, as compared to $14.2 million for the three months ended June 30, 2009. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, including increased personnel-related costs associated with the inclusion of ANGEL following the merger that closed in May 2009 and Saf-T-Net following the merger that closed in March 2010. The increase in general and administrative expenses was also attributable to transaction costs of approximately $1.0 million related to the Elluminate and Wimba acquisitions that were incurred during the three months ended June 30, 2010.

Patent-related impairment and other costs.  During the three months ended June 30, 2009, we recorded expenses of approximately $3.5 million related to the reversal of the 2008 judgment in our patent dispute with Desire2Learn, Inc. Additionally, during the three months ended June 30, 2009, we recorded a non-cash charge of approximately $7.5 million as the result of impairment of capitalized patent costs due to the reversal of the 2008 judgment.

Amortization of intangibles resulting from acquisitions.  Our amortization of intangibles resulting from acquisitions for the three months ended June 30, 2010 were $9.4 million, representing an increase of $1.5 million, or 19%, as compared to $7.9 million for the three months ended June 30, 2009. This increase was attributable to amortization of certain intangible assets acquired following the ANGEL merger that closed in May 2009 and the

Saf-T-Net merger that closed in March 2010 offset, in part, by the completion of the amortization of intangible assets acquired in connection with our acquisition of WebCT in 2006.

Net interest expense.  Our net interest expense for each of the three months ended June 30, 2009 and 2010 was $2.9 million. Our net interest expense is primarily the result of the interest expense incurred on our convertible senior notes.

Other income (expense).  Our other expense for the three months ended June 30, 2010 was $0.4 million, representing a decrease of $1.8 million, as compared to other income of $1.4 million for the three months ended June 30, 2009. During the three months ended June 30, 2009, other income of approximately $1.1 million was recorded in our consolidated statements of operations related to the fair value adjustment of the common stock warrant in connection with an equity transaction between this entity and a venture capital firm that occurred in June 2009. The remaining change in other income (expense) is related to the remeasurement of our foreign subsidiaries’ ledgers that are denominated in the respective subsidiary’s local currency, into U.S. dollars.

Benefit (provision) for income taxes.  Our provision for income taxes for the three months ended June 30, 2010 was $1.1 million as compared to a benefit for income taxes of $1.9 million for the three months ended June 30, 2009. This change was due to our income before provision for income taxes during the three months ended June 30, 2010 as compared to our loss before benefit for income taxes during the three months ended June 30, 2009. Further, our effective tax rate for the three months ended June 30, 2010 reflected certain one-time tax benefits.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Our total revenues for the six months ended June 30, 2010 were $208.8 million, representing an increase of $30.2 million, or 17%, as compared to $178.6 million for the six months ended June 30, 2009.

A detail of our total revenues by classification is as follows:

	Six Months Ended June 30,
	2009			2010
		Professional			Professional
	Product	Services		Product	Services
	Revenues	Revenues	Total	Revenues	Revenues	Total
	(Unaudited)
	(In millions)

Recurring revenues	$143.9	$2.4	$146.3	$163.9	$3.8	$167.7
Non-recurring revenues	19.6	12.7	32.3	27.3	13.8	41.1

Total revenues	$163.5	$15.1	$178.6	$191.2	$17.6	$208.8

Product revenues.  Our product revenues, including domestic and international, for the six months ended June 30, 2010 were $191.2 million, representing an increase of $27.7 million, or 17%, as compared to $163.5 million for the six months ended June 30, 2009. Recurring product revenues increased by $20.0 million, or 14%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. This increase in recurring revenues was primarily due to a $11.4 million increase in revenues recognized from Blackboard Learn enterprise licenses, which was attributable to current and prior period sales to new and existing clients, the continued shift of our existing clients from Blackboard Learn basic products to Blackboard Learn enterprise products and the cross-selling of other enterprise products to existing clients. Blackboard Learn enterprise products have additional functionality that is not available in Blackboard Learn basic products and consequently some Blackboard Learn basic product clients upgrade to Blackboard Learn enterprise products. Licenses of the enterprise version of Blackboard Learn products have higher average pricing, which normally results in at least twice the contractual value as compared to Blackboard Learn basic product licenses. The remaining increase in recurring product revenues primarily resulted from a $6.7 million increase in hosting revenues. The increase in non-recurring product revenues primarily relates to an increase in revenues related to Blackboard Transact hardware and third-party hardware sales.

Of our total revenues, our total international revenues for the six months ended June 30, 2010 were $37.6 million, representing an increase of $3.7 million, or 11%, as compared to $33.9 million for the six months ended June 30, 2009. International revenues as a percentage of total revenues decreased to 18% for the six months ended June 30, 2010 from 19% for the six months ended June 30, 2009 primarily due to an increase in domestic revenues. International product revenues, which consist primarily of recurring product revenues, were $35.3 million for the six months ended June 30, 2010, representing an increase of $4.0 million, or 13%, as compared to $31.3 million for the six months ended June 30, 2009. The increase in international recurring product revenues was primarily due to an increase in international revenues from Blackboard Learn enterprise products resulting from prior period sales to new and existing clients. In addition, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which has expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.

Professional services revenues.  Our professional services revenues for the six months ended June 30, 2010 were $17.6 million, representing an increase of $2.5 million, or 17%, as compared to $15.1 million for the six months ended June 30, 2009. The increase in professional services was primarily attributable to increased sales of consulting services. As a percentage of total revenues, professional services revenues for each of the six months ended June 30, 2009 and 2010 were 8%.

Cost of product revenues.  Our cost of product revenues for the six months ended June 30, 2010 was $51.9 million, representing an increase of $8.7 million, or 20%, as compared to $43.2 million for the six months ended June 30, 2009. The increase in cost of product revenues was primarily due to an increase of $4.9 million in expenses related to hosting services due to the increase in the number of clients contracting for new hosting services and existing clients expanding their existing hosting arrangements. In addition, product costs related to Blackboard Transact hardware and third-party hardware sales increased $3.0 million due to the change in revenue recognition guidance in which more revenue and related costs are recognized upfront. The remaining increase was primarily due to increases in our technical support expenses associated with increased headcount and personnel costs to support an increase in licenses held by new and existing clients. Cost of product revenues as a percentage of product revenues increased to 27% for the six months ended June 30, 2010 from 26% for the six months ended June 30, 2009.

Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is reported separately on our unaudited consolidated statements of operations. Amortization expense related to acquired technology was $5.7 million and $5.3 million for the six months ended June 30, 2009 and 2010, respectively. This decrease was attributable to the completion of the amortization of acquired technology acquired in our acquisition of WebCT in 2006, offset, in part, due to amortization of acquired technology acquired in the ANGEL merger that closed in May 2009 and the Saf-T-Net merger that closed in March 2010. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 30% for each of the six months ended June 30, 2009 and 2010.

Cost of professional services revenues.  Our cost of professional services revenues for the six months ended June 30, 2010 was $9.9 million, representing an increase of $0.4 million, or 4%, as compared to $9.5 million for the six months ended June 30, 2009. The increase in the cost of professional services revenues was primarily attributable to an increase in personnel-related costs associated with the increase in professional services revenues from new professional service engagements in current and prior periods. Cost of professional services revenues as a percentage of professional services revenues decreased to 56% for the six months ended June 30, 2010 from 63% for the six months ended June 30, 2009.

Research and development expenses.  Our research and development expenses for the six months ended June 30, 2010 were $24.3 million, representing an increase of $2.3 million, or 10%, as compared to $22.0 million for the six months ended June 30, 2009. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, including increased personnel-related costs associated with the inclusion of ANGEL following the merger that closed in May 2009 and Saf-T-Net following the merger that closed in March 2010.

Sales and marketing expenses.  Our sales and marketing expenses for the six months ended June 30, 2010 were $53.2 million, representing an increase of $3.5 million, or 7%, as compared to $49.7 million for the six months ended June 30, 2009. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, including increased personnel-related costs associated with the inclusion of ANGEL following the merger that closed in May 2009 and Saf-T-Net following the merger that closed in March 2010.

General and administrative expenses.  Our general and administrative expenses for the six months ended June 30, 2010 were $31.6 million, representing an increase of $3.8 million, or 14%, as compared to $27.8 million for the six months ended June 30, 2009. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, including increased personnel-related costs associated with the inclusion of ANGEL following the merger that closed in May 2009 and Saf-T-Net following the merger that closed in March 2010. The increase in general and administrative expenses was also attributable to transaction costs of approximately $1.5 million related to the Saf-T-Net, Elluminate and Wimba acquisitions that were incurred during the six months ended June 30, 2010.

Patent-related impairment and other costs.  During the six months ended June 30, 2009, we recorded expenses of approximately $3.5 million related to the reversal of the 2008 judgment in our patent dispute with Desire2Learn, Inc. Additionally, during the six months ended June 30, 2009, we recorded a non-cash charge of approximately $7.5 million as the result of impairment of capitalized patent costs due to the reversal of the 2008 judgment.

Amortization of intangibles resulting from acquisitions.  Our amortization of intangibles resulting from acquisitions for the six months ended June 30, 2010 were $18.3 million, representing an increase of $1.9 million, or 12%, as compared to $16.4 million for the six months ended June 30, 2009. This increase was attributable to amortization of certain intangible assets acquired following the ANGEL merger that closed in May 2009 and the Saf-T-Net merger that closed in March 2010 offset, in part, by the completion of the amortization of intangible assets acquired in connection with our acquisition of WebCT in 2006.

Net interest expense.  Our net interest expense for each of the six months ended June 30, 2009 and 2010 was $5.7 million. Our net interest expense is primarily the result of the interest expense incurred on our convertible senior notes.

Other income (expense).  Our other expense for the six months ended June 30, 2010 was $0.9 million, representing a decrease of $1.7 million, as compared to other income of $0.8 million for the six months ended June 30, 2009. During the six months ended June 30, 2009, other income of approximately $1.1 million was recorded in our consolidated statements of operations related to the fair value adjustment of the common stock warrant in connection with an equity transaction between this entity and a venture capital firm that occurred in June 2009. The remaining change in other income (expense) is related to the remeasurement of our foreign subsidiaries’ ledgers that are denominated in the respective subsidiary’s local currency, into U.S. dollars.

Benefit (provision) for income taxes.  Our provision for income taxes for the six months ended June 30, 2010 was $3.6 million as compared to a benefit for income taxes of $1.9 million for the six months ended June 30, 2009. This change was due to our income before provision for income taxes during the six months ended June 30, 2010 as compared to our loss before benefit for income taxes during the six months ended June 30, 2009. Further, our effective tax rate for the six months ended June 30, 2010 reflected certain one-time tax benefits.

Liquidity and Capital Resources

Changes in Cash and Cash Equivalents

Our cash and cash equivalents were $137.3 million at June 30, 2010 as compared to $167.4 million at December 31, 2009. The decrease in cash and cash equivalents was primarily due to net cash consideration of $34.7 million for the acquisition of Saf-T-Net, including transaction costs of approximately $0.5 million. Our cash and cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Net cash used in operating activities was $3.6 million during the six months ended June 30, 2010 as compared to net cash provided by operating activities of $13.9 million during the six months ended June 30, 2009. Amortization of intangibles resulting from acquisitions was $18.3 million during the six months ended June 30,

2010 and related to the amortization of identified intangibles resulting from acquisitions. We recognize revenues on annually renewable agreements, which results in deferred revenues. Deferred revenues decreased by $46.2 million during the six months ended June 30, 2010, net of the impact of acquired deferred revenues related to the Saf-T-Net merger, due to the timing of certain client renewal invoicing and sales to new and existing clients during the current period. A further decrease in deferred revenues resulted from the change in revenue recognition guidance primarily related to our Blackboard Transact product line in which more revenues are recognized upfront. Accounts receivable increased $15.3 million during the six months ended June 30, 2010, net of the impact of acquired receivables related to the Saf-T-Net merger, due to the timing of certain client renewal invoicing and sales to new and existing clients during the current period.

Net cash used in investing activities was $52.9 million during the six months ended June 30, 2010 as compared to $99.5 million during the six months ended June 30, 2009. During the six months ended June 30, 2010 we paid $34.7 million in net cash consideration for the acquisition of Saf-T-Net, including transaction costs of approximately $0.5 million. During the six months ended June 30, 2010, cash expenditures for purchases of property and equipment were $12.8 million, which represents 6% of total revenues for the six months ended June 30, 2010.

Net cash provided by financing activities was $26.4 million during the six months ended June 30, 2010 as compared to $2.6 million during the six months ended June 30, 2009. During the six months ended June 30, 2010, we received $23.6 million in proceeds from the exercise of stock options as compared to $2.3 million during the six months ended June 30, 2009.

Notes Payable

In June 2007, we issued and sold the Notes in a public offering. The Notes bear interest at a rate of 3.25% per year on the principal amount. Interest is payable semi-annually on January 1 and July 1. We made interest payments of $2.7 million on each of June 30, 2009, December 31, 2009 and July 1, 2010. The Notes will mature on July 1, 2027, subject to earlier conversion, redemption or repurchase.

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

Revolving Credit Facility

On August 4, 2010, we entered into a five-year $175.0 million senior secured revolving credit facility agreement with a syndicate of banks led by JPMorgan Chase Bank, N.A. as administrative agent. Any amounts that we borrow under the agreement will be due and payable on August 4, 2015. We may optionally prepay amounts borrowed or otherwise reduce the credit facility commitments at any time without penalty. Borrowings under the agreement are available for general corporate purposes which may include outstanding debt repayments and acquisitions. Amounts outstanding under the revolving credit facility bear interest at a variable interest rate set forth in the loan agreement equal to, at our election, (i) the Adjusted LIBO Rate (as defined in the agreement) plus a margin which will vary between 2.25% and 3.00% based on our Leverage Ratio (as defined in the agreement) or (ii) an Alternate Base Rate (as defined in the agreement) plus a margin which will vary between 1.25% and 2.00% based on our Leverage Ratio. Any overdue amounts under the agreement will bear interest at the rate per annum equal to 2% plus the rate otherwise applicable to such amount.

We are required to pay a commitment fee of between 0.30% and 0.50% of the average unused amount of the credit facility during each quarter. We will record this fee in interest expense.

In connection with obtaining the senior secured credit facility, we incurred $1.7 million in debt issuance costs in August 2010, which will be amortized as interest expense over the term of the senior secured credit facility using the effective interest method and we will adjust the amortization for any prepayments.

Under the terms of the agreement and related loan documents, our obligations have been guaranteed by our material domestic subsidiaries, and are secured by substantially all of our tangible and intangible assets and those of each of our material domestic subsidiaries. In addition, the agreement contains customary affirmative and negative covenants applicable to us and our subsidiaries with respect to our operations and financial conditions, including maximum permissible debt ratios and a minimum liquidity covenant.

As of August 9, 2010, no amounts were outstanding on the credit facility.

Working Capital Needs

Following our recent acquisitions of Elluminate and Wimba for a combined merger consideration of approximately $120 million in cash, excluding transaction costs, we believe that our remaining cash and cash equivalents, future cash provided by operating activities and amounts that may be borrowed under our new revolving credit facility will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new products or services, the timing of enhancements to existing products and services and the timing of capital expenditures. Also, we may make investments in, or acquisitions of, complementary businesses, services or technologies, which could also require us to seek additional equity or debt financing. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all. From time to time we may use our existing cash to repurchase shares of our common stock, outstanding indebtedness or other outstanding securities. Any such repurchases would depend on market conditions, the market price of our common stock, and management’s assessment of our liquidity and cash flow needs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements with unconsolidated entities or related parties, and, accordingly, there are no off-balance sheet risks to our liquidity and capital resources.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Interest income on our cash and cash equivalents is subject to interest rate fluctuations. For the three and six months ended June 30, 2010, a ten percent increase in interest rates would not have had a material effect on our interest income.

We have accounts on our foreign subsidiaries’ ledgers which are maintained in the respective subsidiary’s local currency and remeasured into the U.S. dollar for reporting of our consolidated results. As a result, we are exposed to fluctuations in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we maintain foreign denominated balances including the Canadian dollar, Euro, British pound, Japanese yen, Australian dollar and others. Because of such foreign currency exchange rate fluctuations, we recognized other expense of $0.4 million and $0.9 million during the three and six months ended June 30, 2010, respectively. For the three and six months ended June 30, 2010, a ten percent adverse change in the prevailing exchange rates as of June 30, 2010 would not have had a material effect on our consolidated results of operations or financial condition.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We may be involved in various legal proceedings from time to time incidental to the ordinary conduct of our business. We believe that any ultimate liability resulting from any such litigation will not have a material adverse effect on our results of operations, financial position or cash flows.

Item 1A.	Risk Factors.

We describe our business risk factors below. This description includes any material changes to and supersedes the description of the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

We make substantial investments in improving our products and acquiring products through mergers and acquisitions, and there can be no assurance that our investments will be successful. Our ability to grow our business will be compromised if we do not develop products and services that achieve broad market acceptance with our current and potential clients. We have recently released a new version, Release 9.1, of our Blackboard Learn platform which offers enhanced functionality over prior versions. If clients do not upgrade to the latest version of the Blackboard Learn platform, the functionality of their existing installed versions will not compare as favorably to competing products which may cause a reduction in renewal rates. Further, if the latest version of our software does not become widely adopted by clients, we may not be able to justify the investments we have made and our financial results will suffer. We also intend to launch our new Blackboard Collaborate platform during the third quarter of 2010 to provide learning software applications for synchronous learning and collaboration.

If our newest products and services, Blackboard Connect, AlertNow, the Blackboard Mobile product line, and the planned Blackboard Collaborate platform do not gain widespread market acceptance, our financial results could suffer. We acquired the technology underlying these products and services through a number of strategic acquisitions. Our ability to grow our business will depend, in part, on client acceptance of these products. If we are not successful in gaining market acceptance of these products and services, our revenues may fall below our expectations.

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

Our primary competitors for the Blackboard Learn platform are companies and open source projects that provide course management systems, such as Desire2Learn Inc., Jenzabar, Inc., Microsoft, IBM, Oracle, Moodle, Pearson, The Sakai Project, UCompass Educator and WebTycho; learning content management systems, such as Giunti Labs S.r.I. and Concord USA, Inc.; and education enterprise information portal technologies, such as

SunGard Higher Education Inc., an operating unit of SunGard Data Systems Inc. We also face competition from clients and potential clients who develop their own applications internally, large diversified software vendors who offer products in numerous markets including the education market and open source software applications. Our competitors for the Blackboard Transact platform include companies that provide transaction systems, security and access systems and off-campus merchant relationship programs. Our competitors for Blackboard Connect include a variety of competitors which provide mass notification technologies including voice, email and text messaging communications. Our competitors for the planned Blackboard Collaborate platform include a variety of companies that provide software applications for synchronous learning and similar technology.

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

We have entered into a number of acquisition transactions as part of our growth strategy. We completed acquisitions of ANGEL and the business assets of Terriblyclever Design in 2009 and Saf-T-Net Elluminate and Wimba in 2010. We have entered into these transactions with the expectation that each would result in long-term benefits, including improved revenue and profits, and enhancements to our product portfolio and customer base. Risks that we may encounter in seeking to realize the benefits of these and other potential acquisition transactions include:

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

As a result of these risks, we may not be able to achieve the expected benefits of any acquisition. If we are unsuccessful in completing or integrating future acquisitions, we would be required to reevaluate our growth strategy, and we may have incurred substantial expenses and devoted significant management time and resources in seeking to complete and integrate the acquisitions.

Future business combinations could involve the acquisition of significant tangible and intangible assets, which could require us to record in our statements of operations ongoing amortization of identified intangible assets acquired in connection with acquisitions, which we currently do with respect to our historical acquisitions, including the NTI, ANGEL and Saf-T-Net mergers, and which we expect to do for the Elluminate and Wimba mergers. In addition, we may need to record write-downs from future impairments of identified tangible and intangible assets and goodwill. These accounting charges would reduce any future reported earnings, or increase a reported loss. In future acquisitions, we could also incur debt to pay for acquisitions, or issue additional equity securities as consideration, which could cause our stockholders to suffer significant dilution.

Additionally, our ability to utilize net operating loss carryforwards, if any, acquired in any acquisitions may be significantly limited or unusable by us under Section 382 or other sections of the Internal Revenue Code.

Our indebtedness could constrict our liquidity, result in substantial cash outflows, and adversely affect our ability to operate our business successfully and to obtain financing in the future.

We entered into a five-year $175.0 million senior secured revolving credit facility in August 2010. The agreement limits our ability to incur additional indebtedness, create liens, make investments, make restricted payments, and merge, consolidate, sell or acquire assets, among other things. As we borrow amounts under this facility, this debt may impair our ability to obtain future additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes, and a substantial portion of our cash flows from operations may be dedicated to the debt repayment, thereby reducing the funds available to us for other purposes, which could make us more vulnerable to industry downturns and competitive pressures. Any breach of our covenants set forth in the agreement or our failure to satisfy our obligations with respect to these debt obligations could result in a default under the credit facility, which could result in acceleration of our debt and other financial obligations. As of August 9, 2010, no amounts were outstanding under the revolving credit facility.

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

We may experience difficulties that could delay or prevent the successful development, introduction and sale of new products under development. If introduced for sale, the new products may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance, which could cause our financial results to suffer. In addition, during the development period for the new products, our customers may defer or forego purchases of our products and services. We often obtain renewable client contracts in acquisitions, and if we experience a decrease in the renewal rate from expected levels it could reduce revenues below our expectations.

Because we generally recognize revenues ratably over the term of our contract with a client, downturns or upturns in sales will not be fully reflected in our operating results until future periods.

We recognize most of our revenues from clients monthly over the terms of their agreements, which are typically 12 months, although terms can range from one month to over 60 months. As a result, much of the revenue we report in each quarter is attributable to agreements entered into during previous quarters. Consequently, a decline in sales, client renewals, or market acceptance of our products in any one quarter would not necessarily be fully reflected in the revenues in that quarter, and would negatively affect our revenues and profitability in future quarters. This ratable revenue recognition also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new clients must be recognized over the applicable agreement term.

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

The investment of our cash balances are subject to risks that may cause losses and affect the liquidity of these investments.

We hold our cash in a variety of marketable investments which are generally investment grade, liquid, short-term securities and money market instruments denominated in U.S. dollars. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to further write down the value of our investments, which would be reflected in our statement of operations for that period. With the continued unstable credit environment, we might incur significant realized, unrealized or impairment losses associated with these investments.

Our future success depends on our ability to continue to retain and attract qualified employees.

Our future success depends upon the continued service of our key management, technical, sales and other critical personnel, including employees who joined Blackboard in connection with our recent acquisitions. Whether we are able to execute effectively on our business strategy will depend in large part on how well key management and other personnel perform in their positions and are integrated within our company. Key personnel have left our company over the years, including our former Chief Financial Officer during 2010, and there may be additional departures of key personnel from time to time. In addition, as we seek to expand our global organization, the hiring of qualified sales, technical and support personnel has been difficult due to the limited number of qualified professionals. Failure to attract, integrate and retain key personnel would result in disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives and the results of our operations.

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

Item 6.	Exhibits.

(a) Exhibits:

Exhibit No.	Description

10.1	Employment Agreement between the Registrant and Jonathan Walsh dated June 8, 2010.
10.2	Employment Agreement between the Registrant and John E. Kinzer dated August 9, 2010.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Securities and Exchange Commission on August 9, 2010, formatted in eXtensible Business Reporting Language:
(i) Unaudited Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (ii) Unaudited Consolidated Statement of Operations for the Three and Six months ended June 30, 2010 and 2009, (iii) Unaudited Consolidated Statements of Cash Flows for the Three and Six months ended June 30, 2010 and 2009 and (iv) Notes to Unaudited Consolidated Financial Statements (tagged as blocks of text).*

*	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blackboard Inc.

By:	/s/ John E. Kinzer
John E. Kinzer
Chief Financial Officer
(On behalf of the registrant and as
Principal Financial Officer)

Dated: August 9, 2010