Form 10-Q
period 2010-09-30
BLACKBOARD INC
filed 2010-11-05
CIK 1106942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 000-50784

Blackboard Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2081178
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

650 Massachusetts Avenue, N.W. Washington D.C.	20001 (Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class	Outstanding at October 31, 2010

Common Stock, $0.01 par value	34,394,911

Blackboard Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2010

INDEX

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “Blackboard” refer to Blackboard Inc. and its subsidiaries.

ii

PART I — FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

BLACKBOARD INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	September 30,
	2009	2010

Current assets:
Cash and cash equivalents	$167,353	$86,425
Accounts receivable, net of allowance for doubtful accounts of $1,184 and $1,463, respectively	69,098	137,069
Inventories	1,557	181
Prepaid expenses and other current assets	15,232	18,225
Deferred tax asset, current portion	2,692	1,090
Deferred cost of revenues	7,664	6,026

Total current assets	263,596	249,016
Deferred tax asset, noncurrent portion	18,188	17,999
Investment in common stock warrant	3,124	3,124
Restricted cash	3,923	4,801
Property and equipment, net	34,483	38,857
Other assets	1,453	2,178
Goodwill	328,858	429,798
Intangible assets, net	71,309	103,966

Total assets	$724,934	$849,739

Current liabilities:
Accounts payable	$2,360	$1,322
Accrued expenses	28,264	41,877
Deferred rent, current portion	1,021	462
Deferred tax liability, current portion	—	1,326
Deferred revenues, current portion	186,702	229,673
Convertible senior notes, net of debt discount of $4,213	—	160,787

Total current liabilities	218,347	435,447
Convertible senior notes, net of debt discount of $8,823	156,177	—
Deferred rent, noncurrent portion	11,507	12,487
Deferred tax liability, noncurrent portion	1,474	5,586
Deferred revenues, noncurrent portion	5,957	7,007

Total liabilities	393,462	460,527

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 33,100,139 and 34,370,838 shares issued and outstanding, respectively	331	343
Additional paid-in capital	406,751	449,509
Accumulated other comprehensive loss, net	—	(159)
Accumulated deficit	(75,610)	(60,481)

Total stockholders’ equity	331,472	389,212

Total liabilities and stockholders’ equity	$724,934	$849,739

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010

Revenues:
Product	$87,862	$112,307	$251,369	$303,511
Professional services	10,546	8,515	25,597	26,105

Total revenues	98,408	120,822	276,966	329,616
Operating expenses:
Cost of product revenues, excludes $2,480 and $2,348 for the three months ended September 30, 2009 and 2010, respectively, and $8,153 and $7,672 for the nine months ended September 30, 2009 and 2010, respectively, in amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below(1)	23,849	28,425	67,055	80,368
Cost of professional services revenues(1)	5,550	5,989	15,020	15,854
Research and development(1)	11,428	15,081	33,848	39,333
Sales and marketing(1)	24,670	32,563	74,008	85,808
General and administrative(1)	14,636	18,077	42,476	49,633
Patent-related impairment and other costs	—	—	10,984	—
Amortization of intangibles resulting from acquisitions	9,282	9,677	25,728	28,014

Total operating expenses	89,415	109,812	269,119	299,010

Income from operations	8,993	11,010	7,847	30,606
Other expense, net:
Interest expense	(3,015)	(3,182)	(8,877)	(8,978)
Interest income	36	34	202	105
Other income (expense), net	300	361	1,103	(545)

Income before provision for income taxes	6,314	8,223	275	21,188
Provision for income taxes	(2,007)	(2,490)	(77)	(6,059)

Net income	$4,307	$5,733	$198	$15,129

Net income per common share:
Basic	$0.13	$0.17	$0.01	$0.45

Diluted	$0.13	$0.16	$0.01	$0.44

Weighted average number of common shares:
Basic	32,073,491	34,295,259	31,682,212	33,929,754

Diluted	33,045,337	34,790,856	32,466,179	34,660,010

(1) Includes the following amounts related to stock-based compensation:
Cost of product revenues	$347	$316	$923	$923
Cost of professional services revenues	138	179	398	476
Research and development	284	335	768	898
Sales and marketing	1,501	2,122	4,625	5,843
General and administrative	1,775	1,957	5,270	6,792

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months
	Ended September 30,
	2009	2010

Cash flows from operating activities
Net income	$198	$15,129
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax (benefit) provision	(2,455)	3,355
Excess tax benefit from stock-based compensation	(763)	(2,751)
Amortization of debt discount and issuance costs	4,689	4,711
Depreciation and amortization	14,045	14,808
Amortization of intangibles resulting from acquisitions	25,728	28,014
Patent-related impairment charge	7,447	—
Change in allowance for doubtful accounts	1,233	(712)
Stock-based compensation	11,984	14,932
Gain on investment in common stock warrant	(1,136)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	987	(57,036)
Inventories	(357)	1,375
Prepaid expenses and other current assets	(3,319)	(605)
Deferred cost of revenues	(483)	1,639
Accounts payable	2,885	(3,315)
Accrued expenses	8,780	9,591
Deferred rent	1,345	421
Deferred revenues	19,002	34,926

Net cash provided by operating activities	89,810	64,482
Cash flows from investing activities
Acquisitions, net of cash acquired	(91,784)	(155,069)
Purchases of property and equipment	(15,919)	(16,327)
Purchases of available-for-sale securities	(6,586)	—
Redemptions of available-for-sale securities	6,586	—
Payments for patent enforcement costs	(414)	—

Net cash used in investing activities	(108,117)	(171,396)
Cash flows from financing activities
Releases of letters of credit	110	61
Payments on letters of credit	—	(184)
Payment for debt issuance costs	—	(1,727)
Excess tax benefits from stock-based compensation	763	2,751
Proceeds from exercise of stock options	7,737	25,085

Net cash provided by financing activities	8,610	25,986
Net decrease in cash and cash equivalents	(9,697)	(80,928)
Cash and cash equivalents at beginning of period	141,746	167,353

Cash and cash equivalents at end of period	$132,049	$86,425

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2009 and 2010

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

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

Level 1 — quoted prices in active markets for identical assets and liabilities

Level 2 — inputs other than Level 1 quoted prices that are directly or indirectly observable

Level 3 — unobservable inputs that are not corroborated by market data

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following tables set forth the Company’s assets and liabilities that were measured at fair value as of December 31, 2009 and September 30, 2010, by level within the fair value hierarchy (in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents(1)	$137,748	$137,748	$—	$—
Investment in common stock warrant	3,124	—	—	3,124

Total assets	$140,872	$137,748	$—	$3,124

Liabilities:
Convertible senior notes(2)	$169,125	$169,125	$—	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents(1)	$—	$—	$—	$—
Investment in common stock warrant	3,124	—	—	3,124

Total assets	$3,124	$—	$—	$3,124

Liabilities:
Convertible senior notes(2)	$166,031	$166,031	$—	$—

(1)	Cash equivalents consist of money market funds with original maturity dates of less than three months for which the fair value is based on quoted market prices.

(2)	The fair value of the Company’s convertible senior notes is based on the quoted market price.

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value when they are considered to be impaired. During the three and nine months ended September 30, 2010, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.

The Company has determined that although some market data was available, the investment in the common stock warrant was principally valued using the Company’s own assumptions in calculating the estimate of fair value including a discounted cash flow and comparable company analysis and, as a result, is classified as a Level 3 instrument. There were no changes in the fair value of the investment in common stock warrant during the three and nine months ended September 30, 2010.

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

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in Common Stock Warrant

The Company holds a warrant to purchase common stock in an entity that provides technology support services to educational institutions, including the Company’s customers, that is exercisable for 9.9% of the common shares of the entity. This common stock warrant meets the definition of a derivative. In determining the fair value of the common stock warrant, the Company considered discounted cash flow and comparable company analyses, and at times may consider market data such as equity financings similar to the one the investee received in 2009. The fair value of the common stock warrant of $3.1 million is recorded as investment in common stock warrant on the Company’s unaudited consolidated balance sheets as of December 31, 2009 and September 30, 2010. The Company will continue to evaluate the fair value of this instrument in subsequent reporting periods and any changes in value will be recognized in the consolidated statements of operations.

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

The Company early adopted new accounting guidance on January 1, 2010 that impacts the Company’s accounting for (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. The Company has applied this guidance on a prospective basis for arrangements executed or significantly modified after December 31, 2009. The Company allocates the overall consideration from such sales to each deliverable using a best estimate of the selling price of individual deliverables in the arrangement in the absence of VSOE or other third-party evidence of the selling price. Prior to the adoption of this new accounting guidance, in the absence of VSOE, all revenue from such sales was recognized ratably over the term of the applicable maintenance service period.

As a result of the adoption of this new accounting guidance, the product revenues and cost of product revenues related to hardware and software sales in the Blackboard Transact product line will generally be recognized upfront upon delivery of the product to the customer. Product revenues in the Blackboard Transact product line generally consist of hardware, software and support. Generally, the consideration allocated to the hardware and software deliverables is determined using a best estimate of selling price which the Company estimates based on an analysis of market data and the Company’s internal cost to deliver each element. Generally, the consideration allocated to the

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

support deliverable is based on third party evidence. During the three and nine months ended September 30, 2010, the Company recognized product revenues of approximately $17.8 million and $27.5 million, respectively, under this new accounting guidance, which related to ratable and non-ratable revenue streams and is comprised of arrangements executed or significantly modified after December 31, 2009. In addition, approximately $3.3 million is recorded as deferred revenues on the unaudited consolidated balance sheet as of September 30, 2010 related to these arrangements executed or significantly modified after December 31, 2009. The effect of changes in either selling price or the method or assumptions used to determine selling price for a specific deliverable could have a material effect on the allocation of the overall consideration of an arrangement.

As a result of the adoption of this new accounting guidance, revenues, income from operations, net income and basic and diluted earnings per share are approximately $10.4 million, $8.0 million, $5.5 million, $0.16 and $0.16, respectively, higher during the three months ended September 30, 2010 than if the Company had accounted for these sales under the accounting guidance in effect prior to January 1, 2010. Further, revenues, income from operations, net income and basic and diluted earnings per share are approximately $15.9 million, $12.3 million, $8.5 million, $0.25 and $0.24, respectively, higher during the nine months ended September 30, 2010 than if the Company had accounted for these sales under the accounting guidance in effect prior to January 1, 2010. The Company expects the adoption of this new accounting guidance to continue to have a material effect on the Company’s consolidated results of operations and financial condition.

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

The Company does not offer specified upgrades or incrementally significant discounts. Advance payments are recorded as deferred revenues until the product is shipped, services are delivered or obligations are met and the revenues can be recognized. Deferred revenues represent the excess of amounts invoiced over amounts recognized as revenues. The Company provides non-specified upgrades of its products only on a when-and-if-available basis. The Company accounts for any contingencies, such as rights of return, conditions of acceptance, warranties and price protection, as a separate element. Historically, the effect of accounting for these contingencies included in revenue arrangements has not been material.

Cost of Revenues and Deferred Cost of Revenues

Cost of revenues includes all direct materials, direct labor, direct shipping and handling costs, telecommunications costs related to the Blackboard Connect product, and those indirect costs related to revenue such as indirect labor, materials and supplies, equipment rent, and amortization of software developed internally and software license rights. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is separately included on the unaudited consolidated statements of operations as amortization of intangibles acquired in acquisitions. Amortization expense related to acquired technology was $2.5 million and $2.3 million for the three months ended September 30, 2009 and 2010, respectively, and $8.2 million and $7.7 million for the nine months ended September 30, 2009 and 2010, respectively.

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

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue was recognized. The Company does not have transactions in which the deferred cost of revenues exceeds deferred revenues.

Basic and Diluted Net Income per Common Share

Basic net income per common share excludes dilution for potential common stock issuances and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(In thousands, except share and per share amounts)
		(Unaudited)

Net income	$4,307	$5,733	$198	$15,129

Weighted average shares outstanding, basic	32,073,491	34,295,259	31,682,212	33,929,754

Dilutive effect of:
Stock options to purchase common stock	971,846	495,597	783,967	730,256

Weighted average shares outstanding, diluted	33,045,337	34,790,856	32,466,179	34,660,010

Basic net income per common share	$0.13	$0.17	$0.01	$0.45

Diluted net income per common share	$0.13	$0.16	$0.01	$0.44

The dilutive effect of options to purchase an aggregate of 2,577,649 and 2,472,619 shares were not included in the computations of diluted net income per common share for the three months ended September 30, 2009 and 2010, respectively, as their effect would be anti-dilutive. The dilutive effect of options to purchase an aggregate of 3,383,508 and 2,116,429 shares were not included in the computations of diluted net income per common share for the nine months ended September 30, 2009 and 2010, respectively, as their effect would be anti-dilutive.

Comprehensive Net Income (Loss)

Comprehensive net income (loss) includes net income (loss), combined with unrealized gains and losses not included in earnings and reflected as a separate component of stockholders’ equity. For the Company, such items consist primarily of foreign currency translation losses, which were $0.2 million for the three and nine months ended September 30, 2009 and 2010, representing the difference between net income and comprehensive net loss for the respective periods.

3.	Mergers and Acquisitions

Saf-T-Net, Inc. Merger

On March 19, 2010, the Company completed its merger with Saf-T-Net, Inc. (“Saf-T-Net”) pursuant to the Agreement and Plan of Merger dated March 7, 2010. Pursuant to the Agreement and Plan of Merger, the Company paid merger consideration of $34.4 million. The effective cash portion of the purchase price of Saf-T-Net before

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction costs of approximately $0.5 million was $34.2 million, net of Saf-T-Net’s March 19, 2010 cash balance of $0.2 million. The transaction costs are reflected in general and administrative expenses in the consolidated statements of operations. The Company has included the financial results of Saf-T-Net in its consolidated financial statements beginning March 20, 2010.

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

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The value assigned to Saf-T-Net’s customer relationships was determined by discounting the estimated cash flows associated with the existing customers as of the date the merger was consummated taking into consideration estimated attrition of the existing customer base. The estimated cash flows were based on revenues for those existing customers net of operating expenses and net of capital charges for other tangible and intangible assets that contribute to the projected cash flow from those customers. The projected revenues were based on assumed revenue growth rates and customer renewal rates. Operating expenses were estimated based on the supporting infrastructure expected to sustain the assumed revenue growth rates. Net capital charges for assets that contribute to projected customer cash flow were based on the estimated fair value of those assets. A discount rate of 19% was deemed appropriate for valuing the existing customer base and was based on the risks associated with the respective cash flows taking into consideration the Company’s weighted average cost of capital. The Company amortizes the value of Saf-T-Net’s customer relationships on a straight-line basis over seven years from the acquisition date. Amortization of customer relationships is not deductible for tax purposes.

The value assigned to Saf-T-Net’s developed and core technology was determined by discounting the estimated royalty savings associated with an estimated royalty rate for the use of the technology to their present value. Developed and core technology, which consists of products that have reached technological feasibility, includes products in Saf-T-Net’s current product line. The royalty rates used to value the technology were based on estimates of prevailing royalty rates paid for the use of similar technology and technology in market transactions involving licensing arrangements of companies that operate in service-related industries. A discount rate of 19% was deemed appropriate for valuing developed and core technology and was based on the risks associated with the respective royalty savings taking into consideration the Company’s weighted average cost of capital. The Company amortizes the developed and core technology on a straight-line basis over three years from the acquisition date. Amortization of developed and core technology is not deductible for tax purposes.

The value assigned to Saf-T-Net’s trademarks was determined by discounting the estimated royalty savings associated with an estimated royalty rate for the use of the trademarks to their present value. The trademarks consist of Saf-T-Net’s trade name and various trademarks related to its existing product lines. The royalty rates used to value the trademarks were based on estimates of prevailing royalty rates paid for the use of similar trade names and trademarks in market transactions involving licensing arrangements of companies that operate in service-related industries. A discount rate of 19% was deemed appropriate for valuing Saf-T-Net’s trademarks and was based on the risks associated with the respective royalty savings taking into consideration the Company’s weighted average cost of capital. The Company amortizes the trademarks on a straight-line basis over three years from the acquisition date. Amortization of trademarks is not deductible for tax purposes.

Of the total estimated purchase price, approximately $26.0 million has been allocated to goodwill and is not deductible for tax purposes. Goodwill represents factors including expected synergies from combining operations and is the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill will not be amortized but instead will be tested for impairment at least annually (or more frequently if indicators of impairment arise). In the event that management determines that the goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

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

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates the amount that the Company would be required to pay a third party to assume the support obligation. The Company based its estimated costs to fulfill the support obligation on Saf-T-Net’s historical direct costs related to providing the support services and correcting any errors in Saf-T-Net’s software products. These estimated costs did not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with selling efforts is excluded because Saf-T-Net had concluded the selling effort on the support contracts prior to March 19, 2010. The Company estimated the profit margin to be approximately 24%, which approximates the Company’s operating profit margin to fulfill the obligations. In allocating the purchase price, the Company recorded an adjustment to reduce the carrying value of Saf-T-Net’s March 19, 2010 deferred support revenue by approximately $2.6 million to $2.8 million, which represents the Company’s estimate of the fair value of the support obligation assumed. As former Saf-T-Net customers renew these support contracts, the Company will recognize revenue for the full value of the support contracts over the remaining term of the contracts, the majority of which are one year.

Elluminate, Inc.

On August 4, 2010, the Company completed a merger with Elluminate, Inc. (“Elluminate”) pursuant to an Arrangement Agreement dated July 2, 2010. Pursuant to the Arrangement Agreement, the Company paid merger consideration of approximately $59.5 million in cash (or $58.4 million net of $1.1 million in cash acquired), excluding transaction costs of approximately $1.0 million, which are reflected in general and administrative expenses in the consolidated statements of operations.

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

Preliminary Purchase Price Allocation

The Company has accounted for the merger under the acquisition method of accounting. The total preliminary purchase price was allocated to Elluminate’s net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of August 4, 2010. The Company recorded the excess of the purchase price over the net tangible liabilities and identifiable intangible assets as goodwill. The preliminary allocation of the purchase price shown in the table below was based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to income and non-income based taxes. The preliminary estimated purchase price is allocated as follows (in thousands):

Cash and cash equivalents	$1,060
Accounts receivable	5,161
Prepaid expenses and other current assets	1,176
Property and equipment	1,030
Accounts payable	(657)
Accrued liabilities	(3,734)
Deferred tax liabilities, net	(7,331)
Deferred revenue	(2,747)

Net tangible liabilities assumed	(6,042)
Definite-lived intangible assets acquired	24,190
Goodwill	41,304

Total estimated purchase price	$59,452

Prior to the end of the measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

Of the total estimated purchase price, a preliminary estimate of $6.0 million has been allocated to net tangible liabilities assumed, and $24.2 million has been allocated to definite-lived intangible assets acquired. Definite-lived intangible assets of $24.2 million consist of the value assigned to Elluminate’s customer relationships of $18.2 million, developed and core technology of $3.7 million, and trademarks of $2.3 million.

The value assigned to Elluminate’s customer relationships was determined by discounting the estimated cash flows associated with the existing customers as of the date the merger was consummated taking into consideration estimated attrition of the existing customer base. The estimated cash flows were based on revenues for those existing customers net of operating expenses and net of capital charges for other tangible and intangible assets that contribute to the projected cash flow from those customers. The projected revenues were based on assumed revenue growth rates and customer renewal rates. Operating expenses were estimated based on the supporting infrastructure expected to sustain the assumed revenue growth rates. Net capital charges for assets that contribute to projected customer cash flow were based on the estimated fair value of those assets. A discount rate of 16.5% was deemed appropriate for valuing the existing customer base and was based on the risks associated with the respective cash flows taking into consideration the Company’s weighted average cost of capital. The Company amortizes the value of Elluminate’s customer relationships on a straight-line basis over seven years from the acquisition date. Amortization of customer relationships is not deductible for tax purposes.

The value assigned to Elluminate’s developed and core technology was determined by discounting the estimated royalty savings associated with an estimated royalty rate for the use of the technology to their present value. Developed and core technology, which consists of products that have reached technological feasibility, includes products in Elluminate’s current product line. The royalty rates used to value the technology were based on estimates of prevailing royalty rates paid for the use of similar technology and technology in market transactions involving licensing arrangements of companies that operate in service-related industries. A discount rate of 16.5% was deemed appropriate for valuing developed and core technology and was based on the risks associated with the respective royalty savings taking into consideration the Company’s weighted average cost of capital. The Company amortizes the developed and core technology on a straight-line basis over three years from the acquisition date. Amortization of developed and core technology is not deductible for tax purposes.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The value assigned to Elluminate’s trademarks was determined by discounting the estimated royalty savings associated with an estimated royalty rate for the use of the trademarks to their present value. The trademarks consist of Elluminate’s trade name and various trademarks related to its existing product lines. The royalty rates used to value the trademarks were based on estimates of prevailing royalty rates paid for the use of similar trade names and trademarks in market transactions involving licensing arrangements of companies that operate in service-related industries. A discount rate of 16.5% was deemed appropriate for valuing Elluminate’s trademarks and was based on the risks associated with the respective royalty savings taking into consideration the Company’s weighted average cost of capital. The Company amortizes the trademarks on a straight-line basis over three years from the acquisition date. Amortization of trademarks is not deductible for tax purposes.

Of the total estimated purchase price, approximately $41.3 million has been allocated to goodwill and is not deductible for tax purposes. Goodwill represents factors including expected synergies from combining operations and is the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill will not be amortized but instead will be tested for impairment at least annually (or more frequently if indicators of impairment arise). In the event that management determines that the goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

As a result of the acquisition of Elluminate, the Company recorded a net deferred tax liability of approximately $7.3 million in its preliminary purchase price allocation. This balance is comprised of approximately $8.9 million in deferred tax liabilities resulting primarily from the estimated amortization expense of identified intangibles and approximately $1.6 million in deferred tax assets that relate primarily to Canadian tax credits and net operating loss carryforwards.

Deferred Revenue

In connection with the preliminary purchase price allocation, the Company determined the estimated fair value of the support obligation assumed from Elluminate in connection with the merger utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates the amount that the Company would be required to pay a third party to assume the support obligation. The Company based its estimated costs to fulfill the support obligation on Elluminate’s historical direct costs related to providing the support services and correcting any errors in Elluminate’s software products. These estimated costs did not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with selling efforts is excluded because Elluminate had concluded the selling effort on the support contracts prior to August 4, 2010. The Company estimated the profit margin to be approximately 24%, which approximates the Company’s operating profit margin to fulfill the obligations. In allocating the purchase price, the Company recorded an adjustment to reduce the carrying value of Elluminate’s August 4, 2010 deferred support revenue by approximately $10.2 million to $2.7 million, which represents the Company’s estimate of the fair value of the support obligation assumed. As former Elluminate customers renew these support contracts, the Company will recognize revenue for the full value of the support contracts over the remaining term of the contracts, the majority of which are one year.

Wimba, Inc.

On August 5, 2010, the Company completed a merger with Wimba, Inc. (“Wimba”) pursuant to an Agreement and Plan of Merger dated July 2, 2010. Pursuant to the Agreement and Plan of Merger, the Company paid merger consideration of approximately $59.6 million in cash (or $57.5 million net of $2.1 million in cash acquired), excluding transaction costs of approximately $0.6 million, which are reflected in general and administrative expenses in the consolidated statements of operations.

Wimba is a provider of collaborative learning software applications and services to the education industry. The Company believes the merger with Wimba supports the Company’s long-term strategic direction and the demands

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for innovative technology in the education industry and will help the Company meet the growing demands of its clients, including the ability to provide synchronous learning and collaboration.

Preliminary Purchase Price Allocation

The Company has accounted for the merger under the acquisition method of accounting. The total preliminary purchase price was allocated to Wimba’s net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of August 5, 2010. The Company recorded the excess of the purchase price over the net tangible assets and identifiable intangible assets as goodwill. The preliminary allocation of the purchase price shown in the table below was based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to income and non-income based taxes. The preliminary estimated purchase price is allocated as follows (in thousands):

Cash and cash equivalents	$2,144
Accounts receivable	4,593
Prepaid expenses and other current assets	308
Property and equipment	1,767
Deferred tax assets, net	7,063
Restricted cash	753
Accounts payable	(161)
Accrued liabilities	(2,496)
Deferred revenue	(3,547)

Net tangible assets acquired	10,424
Definite-lived intangible assets acquired	15,430
Goodwill	33,713
Total estimated purchase price	$59,567

Prior to the end of the measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

Of the total estimated purchase price, a preliminary estimate of $10.4 million has been allocated to net tangible assets acquired, and $15.4 million has been allocated to definite-lived intangible assets acquired. Definite-lived intangible assets of $15.4 million consist of the value assigned to Wimba’s customer relationships of $12.3 million, developed and core technology of $1.8 million, and trademarks of $1.3 million.

The value assigned to Wimba’s customer relationships was determined by discounting the estimated cash flows associated with the existing customers as of the date the merger was consummated taking into consideration estimated attrition of the existing customer base. The estimated cash flows were based on revenues for those existing customers net of operating expenses and net of capital charges for other tangible and intangible assets that contribute to the projected cash flow from those customers. The projected revenues were based on assumed revenue growth rates and customer renewal rates. Operating expenses were estimated based on the supporting infrastructure expected to sustain the assumed revenue growth rates. Net capital charges for assets that contribute to projected customer cash flow were based on the estimated fair value of those assets. A discount rate of 16.5% was deemed appropriate for valuing the existing customer base and was based on the risks associated with the respective cash flows taking into consideration the Company’s weighted average cost of capital. The Company amortizes the value of Wimba’s customer relationships on a straight-line basis over seven years from the acquisition date. Amortization of customer relationships is not deductible for tax purposes.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The value assigned to Wimba’s developed and core technology was determined by discounting the estimated royalty savings associated with an estimated royalty rate for the use of the technology to their present value. Developed and core technology, which consists of products that have reached technological feasibility, includes products in Wimba’s current product line. The royalty rates used to value the technology were based on estimates of prevailing royalty rates paid for the use of similar technology and technology in market transactions involving licensing arrangements of companies that operate in service-related industries. A discount rate of 16.0% was deemed appropriate for valuing developed and core technology and was based on the risks associated with the respective royalty savings taking into consideration the Company’s weighted average cost of capital. The Company amortizes the developed and core technology on a straight-line basis over three years from the acquisition date. Amortization of developed and core technology is not deductible for tax purposes.

The value assigned to Wimba’s trademarks was determined by discounting the estimated royalty savings associated with an estimated royalty rate for the use of the trademarks to their present value. The trademarks consist of Wimba’s trade name and various trademarks related to its existing product lines. The royalty rates used to value the trademarks were based on estimates of prevailing royalty rates paid for the use of similar trade names and trademarks in market transactions involving licensing arrangements of companies that operate in service-related industries. A discount rate of 16.0% was deemed appropriate for valuing Wimba’s trademarks and was based on the risks associated with the respective royalty savings taking into consideration the Company’s weighted average cost of capital. The Company amortizes the trademarks on a straight-line basis over three years from the acquisition date. Amortization of trademarks is not deductible for tax purposes.

Of the total estimated purchase price, approximately $33.7 million has been allocated to goodwill and is not deductible for tax purposes. Goodwill represents factors including expected synergies from combining operations and is the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill will not be amortized but instead will be tested for impairment at least annually (or more frequently if indicators of impairment arise). In the event that management determines that the goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

As a result of the acquisition of Wimba, the Company recorded a net deferred tax asset of approximately $7.1 million in its preliminary purchase price allocation. This balance is comprised of approximately $13.1 million in deferred tax assets that relate primarily to federal and state net operating loss carry forwards and approximately $6.0 million in deferred tax liabilities resulting primarily from the estimated amortization expense of identified intangibles.

Deferred Revenue

In connection with the preliminary purchase price allocation, the Company determined the estimated fair value of the support obligation assumed from Wimba in connection with the merger utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates the amount that the Company would be required to pay a third party to assume the support obligation. The Company based its estimated costs to fulfill the support obligation on Wimba’s historical direct costs related to providing the support services and correcting any errors in Wimba’s software products. These estimated costs did not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with selling efforts is excluded because Wimba had concluded the selling effort on the support contracts prior to August 5, 2010. The Company estimated the profit margin to be approximately 24%, which approximates the Company’s operating profit margin to fulfill the obligations. In allocating the purchase price, the Company recorded an adjustment to reduce the carrying value of Wimba’s August 5, 2010 deferred support revenue by approximately $6.9 million to $3.5 million, which represents the Company’s estimate of the fair value of the support obligation assumed. As former Wimba customers renew these support contracts, the Company will recognize revenue for the full value of the support contracts over the remaining term of the contracts, the majority of which are one year.

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

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company, Saf-T-Net, Elluminate and Wimba on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the mergers had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes amortization expense from acquired intangible assets, adjustments to interest expense, interest income and related tax effects.

The unaudited pro forma financial information for the three months ended September 30, 2010 combines the historical results for the Company for the three months ended September 30, 2010, the historical results for Elluminate for the period from July 1, 2010 to August 4, 2010 and the historical results for Wimba for the period from July 1, 2010 to August 5, 2010. The unaudited pro forma financial information for the nine months ended September 30, 2010 combines the historical results for the Company for the nine months ended September 30, 2010, the historical results for Saf-T-Net for the period from January 1, 2010 to March 19, 2010, the historical results for Elluminate for the period from January 1, 2010 to August 4, 2010 and the historical results for Wimba for the period from January 1, 2010 to August 5, 2010. The unaudited pro forma financial information for the three and nine months ended September 30, 2009 combines the historical results for the Company for the three and nine months ended September 30, 2009 and the historical results for Saf-T-Net, Elluminate and Wimba for the same period and also gives effect to the Company’s merger with ANGEL on May 8, 2009 as if all transactions had occurred on January 1, 2009. The consolidated financial results for the Company for the three months ended September 30, 2010 include revenue and net income for Saf-T-Net for the period from July 1, 2010 to September 30, 2010 of $2.7 million and $0.6 million, respectively. The consolidated financial results for the Company for the nine months ended September 30, 2010 include revenue and net loss for Saf-T-Net for the period from March 20, 2010 to September 30, 2010 of $4.7 million and $0.4 million, respectively. The consolidated financial results for the Company for the three and nine months ended September 30, 2010 include revenue and net loss for Elluminate for the period from August 5, 2010 to September 30, 2010 of $1.0 million and $3.7 million, respectively. The consolidated financial results for the Company for the three and nine months ended September 30, 2010 include revenue and net loss for Wimba for the period from August 6, 2010 to September 30, 2010 of $1.0 million and $2.5 million, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(Unaudited)
	(In thousands, except per share amounts)

Total revenues	$109,132	$124,257	$317,360	$354,980
Net income (loss)	$(812)	$4,855	$(13,058)	$8,254
Basic net income (loss) per common share	$(0.03)	$0.14	$(0.41)	$0.24
Diluted net income (loss) per common share	$(0.03)	$0.14	$(0.41)	$0.24

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stock-Based Compensation

Stock Incentive Plans

In June 2010, the Company’s stockholders approved an increase in the total number of shares of common stock issuable under the Company’s Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”) from 10,500,000 to 12,000,000. As of September 30, 2010, approximately 4.5 million shares of common stock were available for future grants under the 2004 Plan and no options were available for future grants under the Company’s Amended and Restated Stock Incentive Plan adopted in 1998. Awards granted under the 2004 Plan generally vest over a three to four-year period and have an eight to ten-year expiration period.

The compensation cost that has been recognized in the unaudited consolidated statements of operations for the Company’s stock incentive plans was $12.0 million and $14.9 million for the nine months ended September 30, 2009 and 2010, respectively. The total excess tax benefits recognized for stock-based compensation arrangements was $0.8 million and $2.8 million for the nine months ended September 30, 2009 and 2010, respectively and are classified as a financing cash inflow with a corresponding operating cash outflow. For stock subject to graded vesting, the Company uses the straight-line method for allocating compensation expense by period.

Stock Options

A summary of stock option activity under the Company’s stock incentive plans as of September 30, 2010, and changes during the nine months then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Shares	Price/Share	Intrinsic Value

Exercisable at December 31, 2009	2,141,431	$28.01
Outstanding at December 31, 2009	4,607,782	29.83
Granted	1,058,500	38.62
Exercised	(1,019,162)	24.52	$17,821
Cancelled	(218,306)	33.53

Outstanding at September 30, 2010	4,428,814	32.97	19,035

Exercisable at September 30, 2010	2,041,186	$31.07	$11,689

The weighted average remaining contractual lives for all options outstanding under the Company’s stock incentive plans at September 30, 2009 and 2010 were 5.6 and 5.7 years, respectively. The weighted average remaining contractual lives for exercisable stock options at September 30, 2009 and 2010 were 4.7 and 4.8 years, respectively. As of September 30, 2010, there was approximately $30.1 million of total unrecognized compensation cost related to outstanding but unvested stock options. The cost is expected to be recognized through September 2014 with a weighted average recognition period of approximately 1.4 years.

The Company recognizes compensation expense for share-based awards based on estimated fair values on the date of grant. The weighted average fair value of the options at the date of grant for the nine months ended September 30, 2009 and 2010 was $12.37 and $15.60, respectively. The fair value of options that vested during the nine months ended September 30, 2009 and 2010 was $10.5 million and $12.2 million, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted-average assumptions for stock options granted during the three and nine months ended September 30, 2009 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010

Dividend yield	0%	0%	0%	0%
Expected volatility	47.2%	43.8%	47.5%	44.7%
Risk-free interest rate	2.5%	1.6%	1.8%	2.1%
Expected life of options	4.9 years	4.6 years	4.9 years	4.7 years
Forfeiture rate	18.5%	14.7%	15.0%	12.8%

Dividend yield — The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the daily historical volatility of its stock price over the expected life of the options to calculate the expected volatility.

Risk-free interest rate — The average U.S. Treasury rate (for a term that most closely approximates the expected life of the option) during the period in which the option was granted.

Expected life of the options — The period of time that the equity grants are expected to remain outstanding. For grants that have been exercised, the Company uses actual exercise data to estimate option exercise timing. For grants that have not been exercised, the Company generally uses the midpoint between the end of the vesting period and the contractual life of the grant to estimate option exercise timing. Options granted during the three and nine months ended September 30, 2009 and 2010 have a maximum term of eight years.

Forfeiture rate — The estimated percentage of equity grants that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. The Company estimates the forfeiture rate based on past turnover data, level of employee receiving the equity grant and vesting terms and revises the rate if subsequent information, such as the passage of time, indicates that the actual number of options that will vest is likely to differ from previous estimates. The cumulative effect on current and prior periods of a change in the estimated number of options likely to vest is recognized in compensation cost in the period of the change.

Restricted Stock and Restricted Stock Units

Restricted stock is a stock award subject to a risk of forfeiture that entitles the holder to receive shares of the Company’s common stock as the award vests over time. A restricted stock unit is a stock award that entitles the holder to receive shares of the Company’s common stock after a vesting requirement is satisfied. The Company estimates the fair value of each restricted stock award and restricted stock unit award using the intrinsic value method which is based on the closing price of the common stock on the date of grant. The Company recognizes compensation expense for restricted stock and restricted stock unit awards over the vesting period on a straight-line basis.

As of September 30, 2010, there was approximately $18.7 million of total unrecognized compensation cost related to outstanding but unvested restricted stock and restricted stock unit awards. The cost is expected to be recognized through December 2015 with a weighted average recognition period of approximately 2.2 years.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restricted stock and restricted stock unit activity under the Company’s stock incentive plans as of September 30, 2010, and changes during the nine months then ended are as follows (aggregate intrinsic value in thousands):

		Weighted Average
	Number of	Fair Value/	Aggregate
	Shares	Share	Intrinsic Value

Unvested at December 31, 2009	500,250	$34.67
Granted	244,600	37.91
Vested and issued	(68,250)	29.41
Cancelled	(53,250)	35.48

Unvested at September 30, 2010	623,500	$36.45	$22,466

5.	Inventories

The carrying amounts of inventories as of December 31, 2009 and September 30, 2010 are as follows:

	December 31,	September 30,
	2009	2010
	(In thousands)

Raw materials	$611	$6
Work-in-process	261	1
Finished goods	685	174

Total inventories	$1,557	$181

6.	Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

			Weighted-
			Average
	December 31,	September 30,	Amortization
	2009	2010	Period
	(In thousands)		(In years)

Goodwill	$328,858	$429,798

Acquired technology	$68,955	$76,892	2.9
Accumulated amortization	(59,849)	(66,876)

Acquired technology, net	9,106	10,016

Contracts and customer lists	130,675	173,735	5.5
Accumulated amortization	(69,388)	(88,747)

Contracts and customer lists, net	61,287	84,988

Trademarks and domain names	1,976	6,198	2.8
Accumulated amortization	(1,105)	(2,092)

Trademarks and domain names, net	871	4,106

Patents and related costs	101	5,601	10.5
Accumulated amortization	(56)	(745)

Patents and related costs, net	45	4,856

Intangible assets, net	$71,309	$103,966

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets from acquisitions are generally amortized over one to seven years. Amortization expense related to intangible assets was approximately $25.7 million and $28.0 million for the nine months ended September 30, 2009 and 2010, respectively. Amortization expense for the years ended December 31, 2010, 2011, 2012, 2013 and 2014 is expected to be approximately $38.3 million, $28.3 million, $24.3 million, $14.7 million and $8.5 million, respectively.

During the nine months ended September 30, 2010, the Company invested in the acquisition of intangible assets, which will be amortized over ten years and eight months.

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

The liability and equity components of the Notes are separately accounted for in a manner that reflects the Company’s nonconvertible debt borrowing rate because their terms include partial cash settlement. The Company amortizes the resulting debt discount over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The Company has determined that its nonconvertible borrowing rate at the time the Notes were issued was 6.9%. Accordingly, the Company estimated the fair value of the liability (debt) component as $144.1 million upon issuance of the Notes. The Company allocated the excess of the proceeds received over the estimated fair value of the liability component totaling $20.9 million to the conversion (equity) component. The carrying amount of the equity component of the Notes was $8.2 million and $4.1 million at December 31, 2009 and September 30, 2010, respectively, and is recorded as a debt discount and is netted against the remaining principal amount outstanding on the Company’s unaudited consolidated balance sheets.

In connection with obtaining the Notes, the Company incurred $4.5 million in debt issuance costs, of which $4.0 million was allocated to the liability component and $0.5 million was allocated to the equity component. The carrying amount of the liability component of the debt issuance costs was $0.6 million and $0.1 million at December 31, 2009 and September 30, 2010, respectively, and is recorded as a debt discount and is netted against the remaining principal amount outstanding on the Company’s unaudited consolidated balance sheets.

The debt discount, which includes the equity component and the liability component of the debt issuance costs, is being amortized as interest expense using the effective interest method through July 1, 2011, the first redemption date of the Notes. The Company recorded total interest expense of approximately $2.9 million for each of the three months ended September 30, 2009 and 2010, which consisted of $1.3 million in interest expense at a rate of 3.25% per year and $1.6 million in amortization of the debt discount. The Company recorded total interest expense of approximately $8.8 million and $8.7 million for the nine months ended September 30, 2009 and 2010, respectively, which consisted of $4.0 million in interest expense at a rate of 3.25% per year and $4.8 million and $4.7 million in amortization of the debt discount for the nine months ended September 30, 2009 and 2010, respectively.

The principal amount of the liability component of the Notes was $165.0 million at each of December 31, 2009 and September 30, 2010. The unamortized debt discount was $8.8 million and $4.2 million at December 31, 2009 and September 30, 2010, respectively. The net carrying amount of the liability component of the Notes was $156.2 million and $160.8 million at December 31, 2009 and September 30, 2010, respectively. As the first redemption date of the Notes is July 1, 2011, the Company reclassified the net carrying amount of the liability component to current liabilities in the unaudited consolidated balance sheet as of September 30, 2010.

The Company has evaluated whether certain features of the Notes cause the Notes to be considered to be indexed to the Company’s own stock using a two-step approach to evaluate the Notes’ contingent exercise and

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settlement provisions. The Company has determined that the Notes’ embedded conversion options are indexed to the Company’s own stock and, therefore, do not require bifurcation and separate accounting.

Revolving Credit Facility

On August 4, 2010, the Company entered into a five-year $175.0 million senior secured revolving credit facility agreement with a syndicate of banks led by JPMorgan Chase Bank, N.A. as administrative agent, which is available until August 4, 2015 (the “Credit Agreement”). Borrowings under the Credit Agreement are available for general corporate purposes which may include outstanding debt repayments and acquisitions. Loans under the Credit Agreement bear interest at a rate per annum equal to, at the election of the Company, (i) the Adjusted LIBO Rate (as defined in the Credit Agreement) plus a margin which will vary between 2.25% and 3.00% based on the Company’s Leverage Ratio (as defined in the Credit Agreement) or (ii) an Alternate Base Rate (as defined in the Credit Agreement) plus a margin which will vary between 1.25% and 2.00% based on the Company’s Leverage Ratio. Overdue amounts under the Credit Agreement bear interest at a rate per annum equal to 2% plus the rate otherwise applicable to such loan.

The Company is required to pay a commitment fee at a rate per annum which will vary between 0.30% and 0.50% based on the Company’s Leverage Ratio on the average daily unused amount of the credit facility commitments during the period for which payment is made, payable quarterly in arrears. The Company records this fee in interest expense. The Company may optionally prepay loans or reduce the credit facility commitments at any time, without penalty.

In connection with obtaining the senior secured credit facility, the Company incurred $1.7 million in debt issuance costs in August 2010, which is amortized as interest expense over the term of the senior secured credit facility using the effective interest method. The Company recorded total interest expense of approximately $0.1 million, for the three and nine months ended September 30, 2010.

Under the terms of the Credit Agreement and related loan documents, the loans and other obligations of the Company are guaranteed by the material domestic subsidiaries of the Company, and are secured by substantially all of the tangible and intangible assets of the Company and each material domestic subsidiary guarantor (including, without limitation, intellectual property and the capital stock of certain subsidiaries). In addition, the Credit Agreement contains customary affirmative and negative covenants applicable to the Company and its subsidiaries with respect to its operations and financial conditions, including a leverage ratio, a senior leverage ratio, an interest coverage ratio and a minimum liquidity covenant. The Company continues to be in full compliance with all covenants contained in the Credit Agreement.

As of September 30, 2010 and November 5, 2010, no amounts were outstanding under the credit facility.

8.	Commitments and Contingencies

The Company, from time to time, is subject to litigation relating to matters in the ordinary course of business. The Company believes that any ultimate liability resulting from any such litigation will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

9.	Quarterly Financial Information

The Company’s quarterly operating results normally fluctuate as a result of seasonal variations in its business, principally due to the timing of client budget cycles and student attendance at client facilities. Historically, the Company has had lower new sales in its first and fourth quarters than in the remainder of the year. The Company’s expenses, however, do not vary significantly with these changes, and, as a result, such expenses do not fluctuate significantly on a quarterly basis. Historically, the Company has performed a disproportionate amount of its professional services, for which revenue is recognized as services are performed, in its second and third quarters each year. The Company expects quarterly fluctuations in operating results to continue as a result of the uneven seasonal demand for its licenses and services offerings.

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

We have grown through internal growth and strategic acquisitions. In January 2008, we acquired The NTI Group, Inc., or NTI, and in March 2010, we acquired Saf-T-Net, Inc., or Saf-T-Net. These acquisitions allow us to offer clients the ability to send mass communications via voice, email and text messages. We acquired the technology underlying our Blackboard Connect service, which we began offering in February 2008, from NTI. We acquired the technology underlying the AlertNow service from Saf-T-Net. In May 2009, we acquired ANGEL Learning, Inc., or ANGEL, a leading developer of e-learning software to the U.S. education industry. In July 2009, we acquired the business assets of Terriblyclever Design, LLC, which provides the foundation for the Blackboard Mobile platform. Blackboard Mobile allows us to offer our clients a comprehensive suite of mobile Web applications for education and enables educational institutions to deliver education and campus life services and content to mobile devices to connect students, parents, faculty, prospective students and alumni to the campus experience. In August 2010, we acquired Elluminate Inc., or Elluminate, and Wimba Inc., or Wimba. These acquisitions provide the foundation for our newest platform Blackboard Collaborate, which provides learning software applications for synchronous learning and collaboration.

We typically license our individual applications either on a stand-alone basis or bundled as part of one of our five existing platforms: Blackboard Learntm; Blackboard Transacttm; Blackboard Connecttm; Blackboard Mobiletm; and Blackboard Collaboratetm.

We offer Blackboard Learn in all of our markets, Blackboard Transact primarily to U.S. and Canadian postsecondary clients, Blackboard Connect to primarily U.S. K-12, postsecondary and government clients,

Blackboard Mobile primarily to U.S. postsecondary and K-12 clients, and Blackboard Collaborate primarily to U.S. and Canadian postsecondary and K-12 clients. We also offer application hosting for clients who prefer to outsource the management of their Blackboard Learn systems. In addition to our products, we offer a variety of professional services, including strategic consulting, project management, custom application development and training.

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

Major components of our cost of product revenues include license and other fees that we owe to third parties upon licensing software, and the cost of hardware that we bundle with our software. As a result of new accounting guidance adopted on January 1, 2010, we generally recognize these costs upon shipment of the products to our clients. In general, prior to the adoption of the new accounting guidance on January 1, 2010 we initially deferred these costs and recognized them into expense over the period in which the related revenue was recognized. Cost of product revenues also includes amortization of internally developed technology available for sale, telecommunications costs related to the Blackboard Connect product, all direct materials and shipping and handling costs, employee compensation, including bonuses, stock-based compensation and benefits for personnel supporting our hosting, support and production functions, as well as related facility rent, communication costs, utilities, depreciation expense and cost of external professional services used in these functions. We expense all of these costs as incurred. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is separately included on our unaudited consolidated statements of operations as amortization of intangibles acquired in acquisitions. Amortization expense related to acquired technology was $8.2 million and $7.7 million for the nine months ended September 30, 2009 and 2010, respectively.

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

Amortization of intangibles includes the amortization of costs associated with products, acquired technology, customer lists, non-compete agreements and other identifiable intangible assets. We record these intangible assets at the time of our acquisitions and they relate to contractual agreements, technology and products that we continue to utilize in our business.

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

We early adopted new accounting guidance on January 1, 2010 that impacts our accounting for (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. We have applied this guidance on a prospective basis for arrangements executed or significantly modified after December 31, 2009. We allocate the overall consideration from such sales to each deliverable using a best estimate of the selling price of individual deliverables in the arrangement in the absence of VSOE or other third-party evidence of the selling price. Prior to the adoption of this new accounting guidance, in the absence of VSOE, all revenue from such sales was recognized ratably over the term of the applicable maintenance service period.

As a result of the adoption of this new accounting guidance, the product revenues and cost of product revenues related to hardware and software sales in the Blackboard Transact product line will generally be recognized upfront upon delivery of the product to the customer. Product revenues in the Blackboard Transact product line generally consist of hardware, software and support. Generally, the consideration allocated to the hardware and software deliverables is determined using a best estimate of selling price which we estimate based on an analysis of market data and our internal cost to deliver each element. Generally, the consideration allocated to the support deliverable is based on third party evidence. During the three and nine months ended September 30, 2010, we recognized product revenues of approximately $17.8 million and $27.5 million, respectively, under this new accounting guidance, which related to ratable and non-ratable revenue streams and is comprised of arrangements executed or significantly modified after December 31, 2009. In addition, approximately $3.3 million is recorded as deferred revenues on the unaudited consolidated balance sheet as of September 30, 2010 related to these arrangements executed or significantly modified after December 31, 2009. The effect of changes in either selling price or the method or assumptions used to determine selling price for a specific deliverable could have a material effect on the allocation of the overall consideration of an arrangement.

As a result of the adoption of this new accounting guidance, revenues, income from operations, net income and basic and diluted earnings per share are approximately $10.4 million, $8.0 million, $5.5 million, $0.16 and $0.16, respectively, higher during the three months ended September 30, 2010 than if we had accounted for these sales under the accounting guidance in effect prior to January 1, 2010. Further, revenues, income from operations, net income and basic and diluted earnings per share are approximately $15.9 million, $12.3 million, $8.5 million, $0.25 and $0.24, respectively, higher during the nine months ended September 30, 2010 than if we had accounted for these sales under the accounting guidance in effect prior to January 1, 2010. We expect the adoption of this new accounting guidance to continue to have a material effect on our consolidated results of operations and financial condition.

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

We do not offer specified upgrades or incrementally significant discounts. We record advance payments as deferred revenues until the product is shipped, services are delivered or obligations are met and the revenue can be recognized. Deferred revenues represent the excess of amounts invoiced over amounts recognized as revenues. We provide non-specified upgrades of our product only on a when-and-if-available basis. We account for any contingencies, such as rights of return, conditions of acceptance, warranties and price protection as a separate element. The effect of accounting for these contingencies included in revenue arrangements has not historically been material.

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

Our operating results and cash flows normally fluctuate as a result of seasonal variations in our business, principally due to the timing of client budget cycles and student attendance at client facilities. Historically, we have had lower new sales in our first and fourth quarters than in the remainder of the year. Our expenses, however, do not generally vary significantly with these changes on a quarterly basis. Historically, we have performed a disproportionate amount of our professional services, for which revenue is recognized as the services are performed, in our second and third quarters each year. We expect quarterly fluctuations in operating results to continue as a result of the uneven seasonal demand for our licenses and services offerings.

Results of Operations

The following table sets forth selected unaudited consolidated statement of operations data expressed as a percentage of total revenues for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(Unaudited)

Revenues:
Product	89%	93%	91%	92%
Professional services	11	7	9	8

Total revenues	100	100	100	100
Operating expenses:
Cost of product revenues, excludes amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below	24	24	24	24
Cost of professional services revenues	6	5	6	5
Research and development	12	12	12	12
Sales and marketing	25	27	27	26
General and administrative	15	15	15	15
Patent-related impairment and other costs	—	—	4	—
Amortization of intangibles resulting from acquisitions	9	8	9	9

Total operating expenses	91	91	97	91

Income from operations	9%	9%	3%	9%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Our total revenues for the three months ended September 30, 2010 were $120.8 million, representing an increase of $22.4 million, or 23%, as compared to $98.4 million for the three months ended September 30, 2009.

A detail of our total revenues by classification is as follows:

	Three Months Ended September 30,
	2009			2010
		Professional			Professional
	Product	Services		Product	Services
	Revenues	Revenues	Total	Revenues	Revenues	Total
	(Unaudited)
	(In millions)

Recurring revenues	$76.9	$2.3	$79.2	$100.7	$1.7	$102.4
Non-recurring revenues	11.0	8.2	19.2	11.6	6.8	18.4

Total revenues	$87.9	$10.5	$98.4	$112.3	$8.5	$120.8

Product revenues.  Our product revenues, including domestic and international, for the three months ended September 30, 2010 were $112.3 million, representing an increase of $24.4 million, or 28%, as compared to $87.9 million for the three months ended September 30, 2009. Recurring product revenues increased by $23.8 million, or 31%, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. This increase in recurring revenues was primarily due to a $10.4 million increase in revenues recognized from Blackboard Transact due to our early adoption of the change in revenue recognition guidance under which more revenue is recognized upfront. Further, there was a $3.4 million increase in revenues recognized from Blackboard Learn enterprise licenses, which was attributable to current and prior period sales to new and existing clients, the continued shift of our existing clients from Blackboard Learn basic products to Blackboard Learn enterprise products and the cross-selling of other enterprise products to existing clients. Blackboard Learn enterprise products have additional functionality that is not available in Blackboard Learn basic products and consequently some Blackboard Learn basic product clients upgrade to Blackboard Learn enterprise products. Licenses of the enterprise version of Blackboard Learn products have higher average pricing, which normally results in at least twice the contractual value as compared to Blackboard Learn basic product licenses. The remaining increase in recurring product revenues primarily resulted from an increase in Blackboard Mobile revenues of $3.8 million, a $2.2 million increase in revenues for subscription fees from customers accessing our on-demand application services primarily related to Blackboard Connect, a $2.0 million increase resulting from the Elluminate and Wimba mergers that closed in August 2010 and a $1.8 million increase in hosting revenues. The increase in non-recurring product revenues primarily relates to an increase in revenues from Blackboard Transact hardware and third-party hardware sales.

Of our total revenues, our total international revenues for the three months ended September 30, 2010 were $19.0 million, representing an increase of $1.4 million, or 8%, as compared to $17.6 million for the three months ended September 30, 2009. International revenues as a percentage of total revenues decreased to 16% for the three months ended September 30, 2010 from 18% for the three months ended September 30, 2009, primarily due to an increase in domestic revenues. International product revenues, which consist primarily of recurring product revenues, were $18.0 million for the three months ended September 30, 2010, representing an increase of $1.5 million, or 9%, as compared to $16.5 million for the three months ended September 30, 2009. The increase in international recurring product revenues was primarily due to an increase in international revenues from Blackboard Learn enterprise products resulting from prior period sales to new and existing clients. In addition, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which has expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.

Professional services revenues.  Our professional services revenues for the three months ended September 30, 2010 were $8.5 million, representing a decrease of $2.0 million, or 19%, as compared to $10.5 million for the three months ended September 30, 2009. The decrease in professional services was primarily attributable to the timing of delivery of service engagements. As a percentage of total revenues, professional services revenues for the three months ended September 30, 2009 and 2010 were 11% and 7%, respectively.

Cost of product revenues.  Our cost of product revenues for the three months ended September 30, 2010 was $28.4 million, representing an increase of $4.6 million, or 19%, as compared to $23.8 million for the three months ended September 30, 2009. The increase in cost of product revenues was primarily due to an increase of $1.7 million in expenses related to hosting services due to the increase in the number of clients contracting for new hosting services and existing clients expanding their existing hosting arrangements. In addition, product costs related to Blackboard Transact hardware and third-party hardware sales increased by $2.4 million due to our early adoption of the change in revenue recognition guidance under which more revenue and related costs are recognized upfront. The remaining increase was primarily due to increases in our technical support expenses associated with increased headcount and personnel costs to support an increase in licenses held by new and existing clients. Cost of product revenues as a percentage of product revenues decreased to 25% for the three months ended September 30, 2010 from 27% for the three months ended September 30, 2009.

Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is reported separately on our unaudited consolidated statements of operations. Amortization expense related to acquired technology was $2.5 million and $2.3 million for the three months ended September 30, 2009 and 2010, respectively. This decrease was attributable to the completion of the amortization of acquired technology acquired in the ANGEL merger that closed in May 2009, offset, in part, by amortization of acquired technology acquired in the Saf-T-Net merger that closed in March 2010 and the acquisitions of Elluminate and Wimba that closed in August 2010. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 27% for the three months ended September 30, 2010 as compared to 30% for the three months ended September 30, 2009.

Cost of professional services revenues.  Our cost of professional services revenues for the three months ended September 30, 2010 was $6.0 million, representing an increase of $0.4 million, or 7%, as compared to $5.6 million for the three months ended September 30, 2009. The increase in the cost of professional services revenues was primarily attributable to an increase in personnel-related costs associated with professional services revenues from new professional service engagements in current and prior periods. Cost of professional services revenues as a percentage of professional services revenues increased to 71% for the three months ended September 30, 2010 from 53% for the three months ended September 30, 2009.

Research and development expenses.  Our research and development expenses for the three months ended September 30, 2010 were $15.1 million, representing an increase of $3.7 million, or 32%, as compared to $11.4 million for the three months ended September 30, 2009. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, including increased personnel-related costs associated with the inclusion of Saf-T-Net following the merger that closed in March 2010 and Elluminate and Wimba following the mergers that closed in August 2010.

Sales and marketing expenses.  Our sales and marketing expenses for the three months ended September 30, 2010 were $32.6 million, representing an increase of $7.9 million, or 32%, as compared to $24.7 million for the three months ended September 30, 2009. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, including increased personnel-related costs associated with the inclusion of Saf-T-Net following the merger that closed in March 2010 and Elluminate and Wimba following the mergers that closed in August 2010.

General and administrative expenses.  Our general and administrative expenses for the three months ended September 30, 2010 were $18.1 million, representing an increase of $3.5 million, or 24%, as compared to $14.6 million for the three months ended September 30, 2009. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, including increased personnel-related costs associated with the inclusion of Saf-T-Net following the merger that closed in March 2010 and Elluminate and Wimba following the mergers that closed in August 2010. The increase in general and administrative expenses was also attributable to transaction costs of approximately $0.6 million related to the Elluminate and Wimba acquisitions that were incurred during the three months ended September 30, 2010.

Amortization of intangibles resulting from acquisitions.  Our amortization of intangibles resulting from acquisitions for the three months ended September 30, 2010 were $9.7 million, representing an increase of $0.4 million, or 4%, as compared to $9.3 million for the three months ended September 30, 2009. This increase was attributable to amortization of certain intangible assets acquired following the Saf-T-Net merger that closed in March 2010 and the Elluminate and Wimba acquisitions that closed in August 2010.

Net interest expense.  Our net interest expense for the three months ended September 30, 2010 was $3.1 million, representing an increase of $0.1 million, or 3%, as compared to $3.0 million for the three months ended September 30, 2009. Our net interest expense is primarily the result of the interest expense incurred on our convertible senior notes and the increase was due to recognition of costs associated with our revolving credit facility.

Other income (expense).  Our other income for the three months ended September 30, 2010 was $0.4 million, representing an increase of $0.1 million, as compared to $0.3 million for the three months ended September 30, 2009. This increase was related to the remeasurement of our foreign subsidiaries’ ledgers that are denominated in the respective subsidiary’s local currency, into U.S. dollars.

Provision for income taxes.  Our provision for income taxes for the three months ended September 30, 2010 was $2.5 million, representing an increase of $0.5 million, or 25%, as compared to $2.0 million for the three months ended September 30, 2009. This change was primarily due to an increase in our income before provision for income taxes for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Our total revenues for the nine months ended September 30, 2010 were $329.6 million, representing an increase of $52.6 million, or 19%, as compared to $277.0 million for the nine months ended September 30, 2009.

A detail of our total revenues by classification is as follows:

	Nine Months Ended September 30,
	2009			2010
		Professional			Professional
	Product	Services		Product	Services
	Revenues	Revenues	Total	Revenues	Revenues	Total
	(Unaudited)
	(In millions)

Recurring revenues	$220.5	$5.0	$225.5	$264.7	$5.4	$270.1
Non-recurring revenues	30.9	20.6	51.5	38.8	20.7	59.5

Total revenues	$251.4	$25.6	$277.0	$303.5	$26.1	$329.6

Product revenues.  Our product revenues, including domestic and international, for the nine months ended September 30, 2010 were $303.5 million, representing an increase of $52.1 million, or 21%, as compared to $251.4 million for the nine months ended September 30, 2009. Recurring product revenues increased by $44.2 million, or 20%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. This increase in recurring revenues was primarily due to a $15.9 million increase in revenues recognized from Blackboard Transact due to our early adoption of the change in revenue recognition guidance under which more revenue is recognized upfront. Further, there was a $14.8 million increase in revenues recognized from Blackboard Learn enterprise licenses, which was attributable to current and prior period sales to new and existing clients, the continued shift of our existing clients from Blackboard Learn basic products to Blackboard Learn enterprise products and the cross-selling of other enterprise products to existing clients. Blackboard Learn enterprise products have additional functionality that is not available in Blackboard Learn basic products and consequently some Blackboard Learn basic product clients upgrade to Blackboard Learn enterprise products. Licenses of the enterprise version of Blackboard Learn products have higher average pricing, which normally results in at least twice the contractual value as compared to Blackboard Learn basic product licenses. The remaining increase in recurring product revenues primarily resulted from a $8.5 million increase in hosting revenues, an increase in Blackboard Mobile revenues of $3.8 million and a $2.0 million increase resulting from the Elluminate and Wimba mergers that closed in August 2010. The increase in non-recurring product revenues primarily relates to an increase in revenues from Blackboard Transact hardware and third-party hardware sales.

Of our total revenues, our total international revenues for the nine months ended September 30, 2010 were $56.6 million, representing an increase of $5.1 million, or 10%, as compared to $51.5 million for the nine months ended September 30, 2009. International revenues as a percentage of total revenues decreased to 17% for the nine months ended September 30, 2010 from 19% for the nine months ended September 30, 2009, primarily due to an increase in domestic revenues. International product revenues, which consist primarily of recurring product revenues, were $53.3 million for the nine months ended September 30, 2010, representing an increase of $5.5 million, or 12%, as compared to $47.8 million for the nine months ended September 30, 2009. The increase in international recurring product revenues was primarily due to an increase in international revenues from Blackboard Learn enterprise products resulting from prior period sales to new and existing clients. In addition, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which has expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.

Professional services revenues.  Our professional services revenues for the nine months ended September 30, 2010 were $26.1 million, representing an increase of $0.5 million, or 2%, as compared to $25.6 million for the nine months ended September 30, 2009. The increase in professional services was primarily attributable to increased sales of consulting services. As a percentage of total revenues, professional services revenues for the nine months ended September 30, 2009 and 2010 were 9% and 8%, respectively.

Cost of product revenues.  Our cost of product revenues for the nine months ended September 30, 2010 was $80.4 million, representing an increase of $13.3 million, or 20%, as compared to $67.1 million for the nine months ended September 30, 2009. The increase in cost of product revenues was primarily due to an increase of $5.9 million in expenses related to hosting services due to the increase in the number of clients contracting for new hosting services and existing clients expanding their existing hosting arrangements. In addition, product costs related to Blackboard Transact hardware and third-party hardware sales increased by $5.4 million due primarily to our early adoption of the change in revenue recognition guidance under which more revenue and related costs are recognized upfront. The remaining increase was primarily due to increases in our technical support expenses associated with increased headcount and personnel costs to support an increase in licenses held by new and existing clients. Cost of product revenues as a percentage of product revenues decreased to 26% for the nine months ended September 30, 2010 from 27% for the nine months ended September 30, 2009.

Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is reported separately on our unaudited consolidated statements of operations. Amortization expense related to acquired technology was $8.2 million and $7.7 million for the nine months ended September 30, 2009 and 2010, respectively. This decrease was attributable to the completion of the amortization of acquired technology acquired in our acquisition of WebCT in 2006 and the ANGEL merger that closed in May 2009, offset, in part, due to amortization of acquired technology acquired in the Saf-T-Net merger that closed in March 2010 and the acquisitions of Elluminate and Wimba that closed in August 2010. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 29% for the nine months ended September 30, 2010 as compared to 30% for the nine months ended September 30, 2009.

Cost of professional services revenues.  Our cost of professional services revenues for the nine months ended September 30, 2010 was $15.9 million, representing an increase of $0.9 million, or 6%, as compared to $15.0 million for the nine months ended September 30, 2009. The increase in the cost of professional services revenues was primarily attributable to an increase in personnel-related costs associated with the increase in professional services revenues from new professional service engagements in current and prior periods. Cost of professional services revenues as a percentage of professional services revenues increased to 61% for the nine months ended September 30, 2010 from 59% for the nine months ended September 30, 2009.

Research and development expenses.  Our research and development expenses for the nine months ended September 30, 2010 were $39.3 million, representing an increase of $5.5 million, or 16%, as compared to

$33.8 million for the nine months ended September 30, 2009. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, including increased personnel-related costs associated with the inclusion of ANGEL following the merger that closed in May 2009, as well as Saf-T-Net following the merger that closed in March 2010 and Elluminate and Wimba following the acquisitions that closed in August 2010.

Sales and marketing expenses.  Our sales and marketing expenses for the nine months ended September 30, 2010 were $85.8 million, representing an increase of $11.8 million, or 16%, as compared to $74.0 million for the nine months ended September 30, 2009. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, including increased personnel-related costs associated with the inclusion of ANGEL following the merger that closed in May 2009, as well as Saf-T-Net following the merger that closed in March 2010 and Elluminate and Wimba following the acquisitions that closed in August 2010.

General and administrative expenses.  Our general and administrative expenses for the nine months ended September 30, 2010 were $49.6 million, representing an increase of $7.1 million, or 17%, as compared to $42.5 million for the nine months ended September 30, 2009. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, including increased personnel-related costs associated with the inclusion of ANGEL following the merger that closed in May 2009, as well as Saf-T-Net following the merger that closed in March 2010 and Elluminate and Wimba following the acquisitions that closed in August 2010. The increase in general and administrative expenses was also attributable to transaction costs of approximately $2.1 million related to the Saf-T-Net, Elluminate and Wimba acquisitions that were incurred during the nine months ended September 30, 2010.

Patent-related impairment and other costs.  During the nine months ended September 30, 2009, we recorded expenses of approximately $3.5 million related to the reversal of the 2008 judgment in our patent dispute with Desire2Learn, Inc. Additionally, during the nine months ended September 30, 2009, we recorded a non-cash charge of approximately $7.5 million as the result of impairment of capitalized patent costs due to the reversal of the 2008 judgment.

Amortization of intangibles resulting from acquisitions.  Our amortization of intangibles resulting from acquisitions for the nine months ended September 30, 2010 were $28.0 million, representing an increase of $2.3 million, or 9%, as compared to $25.7 million for the nine months ended September 30, 2009. This increase was attributable to amortization of certain intangible assets acquired following the ANGEL merger that closed in May 2009, as well as the Saf-T-Net merger that closed in March 2010 and the Elluminate and Wimba acquisitions that closed in August 2010 offset, in part, by the completion of the amortization of intangible assets acquired in connection with our acquisition of WebCT in 2006.

Net interest expense.  Our net interest expense for the nine months ended September 30 2010 was $8.9 million, representing an increase of $0.2 million, or 2%, as compared to $8.7 million for the nine months ended September 30, 2009. Our net interest expense is primarily the result of the interest expense incurred on our convertible senior notes and the increase was primarily due to recognition of costs associated with our revolving credit facility.

Other income (expense).  Our other expense for the nine months ended September 30, 2010 was $0.5 million, representing a decrease of $1.6 million, as compared to other income of $1.1 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2009, other income of approximately $1.1 million was recorded in our consolidated statements of operations related to the fair value adjustment of the common stock warrant in connection with an equity transaction between this entity and a venture capital firm that occurred in June 2009. The remaining change in other income (expense) is related to the remeasurement of our foreign subsidiaries’ ledgers that are denominated in the respective subsidiary’s local currency, into U.S. dollars.

Provision for income taxes.  Our provision for income taxes for the nine months ended September 30, 2010 was $6.1 million, representing an increase of $6.0 million, as compared to $0.1 million for the nine months ended September 30, 2009. This change was primarily due to an increase in our income before provision for income taxes for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009.

Liquidity and Capital Resources

Changes in Cash and Cash Equivalents

Our cash and cash equivalents were $86.4 million at September 30, 2010 as compared to $167.4 million at December 31, 2009. The decrease in cash and cash equivalents was primarily due to the net cash consideration of approximately $150.1 million used for the acquisitions of Saf-T-Net, Elluminate and Wimba, offset by net cash provided by our operating activities of $64.5 million. Our cash and cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Net cash provided by operating activities was $64.5 million during the nine months ended September 30, 2010 as compared to net cash provided by operating activities of $89.8 million during the nine months ended September 30, 2009. Amortization of intangibles resulting from acquisitions was $28.0 million during the nine months ended September 30, 2010 and related to the amortization of identified intangibles resulting from acquisitions. We recognize revenues on annually renewable agreements, which results in deferred revenues. Deferred revenues increased by $34.9 million during the nine months ended September 30, 2010, net of the impact of acquired deferred revenues related to the acquisitions of Saf-T-Net, Elluminate and Wimba, due to the timing of certain client renewal invoicing and sales to new and existing clients during the current period. This increase in deferred revenues was partially offset by the change in revenue recognition guidance primarily related to our Blackboard Transact product line in which more revenues are recognized upfront. Accounts receivable increased by $57.0 million during the nine months ended September 30, 2010, net of the impact of acquired receivables related to the acquisitions of Saf-T-Net, Elluminate and Wimba, due to the timing of certain client renewal invoicing and sales to new and existing clients during the current period.

Net cash used in investing activities was $171.4 million during the nine months ended September 30, 2010 as compared to $108.1 million during the nine months ended September 30, 2009. During the nine months ended September 30, 2010 we paid $34.2 million in net cash consideration for the acquisition of Saf-T-Net, $58.4 million in net cash consideration for the acquisition of Elluminate and $57.5 million in net cash consideration for the acquisition of Wimba. During the nine months ended September 30, 2010, cash expenditures for purchases of property and equipment were $16.3 million, which represents 5% of total revenues for the nine months ended September 30, 2010.

Net cash provided by financing activities was $26.0 million during the nine months ended September 30, 2010 as compared to $8.6 million during the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we received $25.1 million in proceeds from the exercise of stock options as compared to $7.7 million during the nine months ended September 30, 2009.

Notes Payable

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

If a make-whole fundamental change, as defined in the Notes, occurs prior to July 1, 2011, we may be required in certain circumstances to increase the applicable conversion rate for any Notes converted in connection with such fundamental change by a specified number of shares of our common stock. We may not redeem the Notes prior to July 1, 2011. On or after July 1, 2011, we may redeem the Notes, in whole at any time, or in part from time to time, at a redemption price, payable in cash, up to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any. Holders of the Notes may require us to repurchase some or all of the Notes on July 1, 2011, July 1, 2017 and July 1, 2022, or in the event of certain fundamental change transactions, at 100% of the principal amount on the date of repurchase, plus accrued and unpaid interest, if any, payable in cash. If such an event occurs, we would be required to pay the entire outstanding principal amount of $165.0 million in cash, in addition to any other rights that the investors may have under the Notes. As the first redemption date of the Notes is July 1, 2011, we reclassified the net carrying amount of the liability component of $160.8 million to current liabilities in our unaudited consolidated balance sheet as of September 30, 2010.

The Notes are unsecured senior obligations and are effectively subordinated to all of our existing and future senior indebtedness to the extent of the assets securing such debt, and are effectively subordinated to all indebtedness and liabilities of our subsidiaries, including trade payables.

Revolving Credit Facility

On August 4, 2010, we entered into a five-year $175.0 million senior secured revolving credit facility agreement with a syndicate of banks led by JPMorgan Chase Bank, N.A. as administrative agent (the “Credit Agreement”). Any amounts that we borrow under the Credit Agreement will be due and payable on August 4, 2015. We may optionally prepay amounts borrowed or otherwise reduce the credit facility commitments at any time without penalty. Borrowings under the Credit Agreement are available for general corporate purposes, which may include outstanding debt repayments and acquisitions. Amounts outstanding under the revolving credit facility bear interest at a variable interest rate set forth in the Credit Agreement equal to, at our election, (i) the Adjusted LIBO Rate (as defined in the Credit Agreement) plus a margin which will vary between 2.25% and 3.00% based on our Leverage Ratio (as defined in the Credit Agreement) or (ii) an Alternate Base Rate (as defined in the Credit Agreement) plus a margin which will vary between 1.25% and 2.00% based on our Leverage Ratio. Any overdue amounts under the Credit Agreement will bear interest at a rate per annum equal to 2% plus the rate otherwise applicable to such amount.

We are required to pay a commitment fee of between 0.30% and 0.50% of the average unused amount of the credit facility during each quarter. We record this fee in interest expense.

In connection with obtaining the senior secured credit facility, we incurred $1.7 million in debt issuance costs in August 2010, which is amortized as interest expense over the term of the senior secured credit facility using the effective interest method.

Under the terms of the Credit Agreement and related loan documents, our obligations have been guaranteed by our material domestic subsidiaries, and are secured by substantially all of our tangible and intangible assets and those of each of our material domestic subsidiaries. In addition, the Credit Agreement contains customary affirmative and negative covenants applicable to us and our subsidiaries with respect to our operations and financial conditions, including maximum permissible debt ratios and a minimum liquidity covenant. We continue to be in full compliance with all covenants contained in the Credit Agreement.

As of September 30, 2010 and November 5, 2010, no amounts were outstanding under the credit facility.

Working Capital Needs

We believe that our existing cash and cash equivalents, together with future cash expected to be provided by operating activities and amounts that may be borrowed under our new revolving credit facility, will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, as well as sufficient to repurchase some or all of the Notes, if required by the Holders, or, at our discretion, to redeem the Notes. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new products or services, the timing of enhancements to existing products and services and the timing of capital expenditures. Also, we may make investments in, or acquisitions of, complementary businesses, services or technologies, which could also require us to seek additional equity or debt financing. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all. From time to time we may use our existing cash to repurchase shares of our common stock, outstanding indebtedness or other outstanding securities. Any such repurchases would depend on market conditions, the market price of our common stock, and management’s assessment of our liquidity and cash flow needs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements with unconsolidated entities or related parties, and, accordingly, there are no off-balance sheet risks to our liquidity and capital resources.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Interest income on our cash and cash equivalents is subject to interest rate fluctuations. For the three and nine months ended September 30, 2010, a ten percent increase in interest rates would not have had a material effect on our interest income.

We have accounts on our foreign subsidiaries’ ledgers which are maintained in the respective subsidiary’s local currency and remeasured into the U.S. dollar for reporting of our consolidated results. As a result, we are exposed to fluctuations in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we maintain foreign denominated balances, including the Canadian dollar, Euro, British pound, Japanese yen, Australian dollar and others. Because of such foreign currency exchange rate fluctuations, we recognized other income of $0.4 million and other expense of $0.5 million during the three and nine months ended September 30, 2010, respectively. For the three and nine months ended September 30, 2010, a ten percent adverse change in the prevailing exchange rates as of September 30, 2010 would not have had a material effect on our consolidated results of operations or financial condition.

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We may be involved in various legal proceedings from time to time incidental to the ordinary conduct of our business. We believe that any ultimate liability resulting from any such litigation will not have a material adverse effect on our results of operations, financial position or cash flows.

Item 1A.  Risk Factors.

We describe our business risk factors below. This description includes any material changes to and supersedes the description of the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

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

Most of our clients and potential clients are colleges, universities, schools and other education providers who depend substantially on government funding. Accordingly, any general decrease, delay or change in federal, state or local funding for colleges, universities, schools and other education providers could cause our current and potential clients to reduce their purchases of our products and services, to exercise their right to terminate licenses, or to decide not to renew licenses, any of which would cause us to lose revenues. In addition, a specific reduction in governmental funding support for products such as ours would also cause us to lose revenues. In light of the severe economic downturn experienced in the United States and globally since 2008, many of our clients have experienced and may continue to experience budgetary pressures, which may have a negative impact on sales of our products.

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

If our newest products and services, Blackboard Connect, AlertNow, the Blackboard Mobile product line, and the newly acquired Blackboard Collaborate products do not gain widespread market acceptance, our financial results could suffer. We acquired the technology underlying these products and services through a number of strategic acquisitions. Our ability to grow our business will depend, in part, on client acceptance of these products. If we are not successful in gaining market acceptance of these products and services, our revenues may fall below our expectations.

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

Our primary competitors for the Blackboard Learn platform are companies and open source projects that provide course management systems, such as Desire2Learn Inc., Jenzabar, Inc., Microsoft, IBM, Oracle, Moodle, Pearson, The Sakai Project, UCompass Educator and WebTycho; learning content management systems, such as Giunti Labs S.r.I. and Concord USA, Inc.; and education enterprise information portal technologies, such as SunGard Higher Education Inc., an operating unit of SunGard Data Systems Inc. We also face competition from clients and potential clients who develop their own applications internally, large diversified software vendors who offer products in numerous markets including the education market and open source software applications. Our competitors for the Blackboard Transact platform include companies that provide transaction systems, security and access systems and off-campus merchant relationship programs. Our competitors for Blackboard Connect include a variety of competitors which provide mass notification technologies including voice, email and text messaging communications. Our competitors for the newly acquired Blackboard Collaborate products include a variety of companies that provide software applications for synchronous learning and similar technology.

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

We have entered into a number of acquisition transactions as part of our growth strategy. We completed acquisitions of ANGEL and the business assets of Terriblyclever Design in 2009 and Saf-T-Net, Elluminate and Wimba in 2010. We have entered into these transactions with the expectation that each would result in long-term benefits, including improved revenue and profits, and enhancements to our product portfolio and customer base. Risks that we may encounter in seeking to realize the benefits of these and other potential acquisition transactions include:

•	we may not realize the anticipated financial benefits if we are unable to sell the acquired products to our current or future customers, if a larger than predicted number of customers decline to renew their contracts, or if the acquired contracts do not allow us to recognize revenues on a timely basis;

•	we may have difficulty incorporating the acquired technologies or products with our existing product lines and maintaining uniform standards, controls, procedures and policies;

•	we may face contingencies related to product liability, intellectual property, financial disclosures, and accounting practices or internal controls;

•	we may have higher than anticipated costs in supporting and continuing development of the acquired company products and in servicing new and existing clients of a company we acquire;

•	we may not be able to retain key employees from the companies we acquire;

•	we may experience operational challenges due to the increased size and complexity of the combined company after our acquisitions; and

•	we may lose anticipated tax benefits or have additional legal or tax exposures.

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

Future business combinations could involve the acquisition of significant tangible and intangible assets, which could require us to record in our statements of operations ongoing amortization of identified intangible assets acquired in connection with acquisitions, which we currently do with respect to our historical acquisitions, including the NTI, ANGEL, Saf-T-Net, Elluminate and Wimba mergers. In addition, we may need to record write-downs from future impairments of identified tangible and intangible assets and goodwill. These accounting charges would reduce any future reported earnings, or increase a reported loss. In future acquisitions, we could also incur debt to pay for acquisitions, or issue additional equity securities as consideration, which could cause our stockholders to suffer significant dilution.

Additionally, our ability to utilize net operating loss carryforwards, if any, acquired in any acquisitions may be significantly limited or unusable by us under Section 382 or other sections of the Internal Revenue Code.

Our indebtedness, and the restrictive covenants contained in our revolving credit facility, could constrict our liquidity, result in substantial cash outflows, and adversely affect our ability to operate our business successfully and to obtain financing in the future.

We entered into a five-year $175.0 million senior secured revolving credit facility in August 2010. The credit agreement limits our ability to incur additional indebtedness, create liens, make investments, make restricted payments, and merge, consolidate, sell or acquire assets, among other things. In addition, we are required to comply with certain leverage and other financial maintenance tests. As we borrow amounts under this facility, this debt may impair our ability to obtain future additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes, and a substantial portion of our cash flows from operations may be dedicated to the debt repayment, thereby reducing the funds available to us for other purposes, which could make us more vulnerable to industry downturns and competitive pressures. Any breach of our covenants set forth in the credit agreement, or our failure to satisfy our obligations with respect to these debt obligations could result in a default under the credit facility, which could result in acceleration of the debt and certain of our other financial obligations. As of September 30, 2010 and November 5, 2010, no amounts were outstanding under the revolving credit facility.

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

Item 6.  Exhibits.

(a) Exhibits:

Exhibit
No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 5, 2010, formatted in eXtensible Business Reporting Language:
(i) Unaudited Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (ii) Unaudited Consolidated Statement of Operations for the Three and Nine months ended September 30, 2010 and 2009, (iii) Unaudited Consolidated Statements of Cash Flows for the Three and Nine months ended September 30, 2010 and 2009 and (iv) Notes to Unaudited Consolidated Financial Statements (tagged as blocks of text).*

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

Dated: November 5, 2010