Form 10-K
period 2010-12-31
BLACKBOARD INC
filed 2011-02-18
CIK 1106942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2010
Commission file number: 000-50784

Blackboard Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2081178
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

650 Massachusetts Ave, N.W.	20001
Washington D.C.	(Zip Code)
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of outstanding voting stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $1,128.9 million based on the last reported sale price of the registrant’s common stock on The NASDAQ Global Select Market as of the close of business on that day.
     There were 34,675,434 shares of the registrant’s common stock outstanding as of January 31, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive proxy statement for its 2011 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2010, are incorporated by reference into Part III of this Form 10-K.

BLACKBOARD INC.
Form 10-K

Page
Number
PART I
Item 1. Business	1
Item 1A. Risk Factors	12
Item 1B. Unresolved Staff Comments	22
Item 2. Properties	22
Item 3. Legal Proceedings	23

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6. Selected Financial Data	26
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	45
Item 8. Financial Statements and Supplementary Data	46
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	81
Item 9A. Controls and Procedures	81
Item 9B. Other Information	81

PART III
Item 10. Directors, Executive Officers and Corporate Governance	85
Item 11. Executive Compensation	85
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	85
Item 13. Certain Relationships and Related Transactions, and Director Independence	85
Item 14. Principal Accounting Fees and Services	85

PART IV
Item 15. Exhibits, Financial Statement Schedules	86
EX-10.13
EX-10.18
EX-10.19
EX-10.20
EX-10.21
EX-17.1
EX-21.1
EX-23.1
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
PART I
Item 1. Business.
General
     We are a leading provider of enterprise software applications and related services to the education industry. Our clients use our software to integrate technology into the education experience and campus life, and to support activities such as a professor assigning digital materials on a class website; a student collaborating with peers and participating in class discussions online or on their mobile device; an administrator managing a departmental website; a superintendent sending mass communications via voice, email and text messages to parents and students; or a merchant conducting cash-free transactions with students and faculty. Our clients include colleges, universities, schools and other education providers, textbook publishers, student-focused merchants, and corporate and government clients.
     Our various software applications are delivered in our six product lines, Blackboard Learntm, Blackboard Transacttm, Blackboard Connecttm, Blackboard Mobiletm, Blackboard Collaboratetm, and Blackboard AnalyticsSM. We license these products primarily on a renewable basis, typically for annual terms. We also offer application hosting for clients who prefer to outsource the management of their Blackboard Learn systems, and our Blackboard Student ServicesSM offering includes student lifecycle management and IT support services. In addition, we offer a variety of professional services, including strategic consulting, project management, custom application development and training.
     Blackboard Learn is our web-based teaching and learning platform. We launched Blackboard Learntm, Release 9.1 in June 2010 as part of our multi-year, multi-release plan to deliver the next generation of Blackboard® solutions. Clients on the Blackboard Learn platform may license packages featuring combinations of the following modules: Course Delivery, Community Engagement, Content Management, Portfolio Management, and Outcomes Assessment.
     Blackboard Transacttm is our platform for our commerce and security solutions and financial services and Blackboard Connect is our alert and notification platform for our comprehensive communications and notification system solutions, providing clients the ability to send mass communications via voice, email and text messages. Blackboard Mobile is our comprehensive mobile platform designed to deliver education and campus life services and content to mobile devices to connect students, parents, faculty, prospective students and alumni to the campus experience. Blackboard Collaborate is our web-based platform for synchronous learning and collaboration. Our newest platform is Blackboard Analytics, which provides metrics and analytics, data reporting and business intelligence for higher education. Our new Blackboard Student Services offering includes student lifecycle management services for admissions and enrollment, and financial aid, as well as IT and helpdesk support for students and faculty for various learning management systems and other institutional technologies, and expands our capability to support all aspects of the student experience.
     In June 2007, we issued and sold $165.0 million aggregate principal amount of 3.25% convertible senior notes due 2027 in a public offering, which we refer to in this report as the Notes. The first possible redemption date by the holders of the Notes occurs on July 1, 2011. In August 2010, we entered into a five-year $175.0 million senior secured revolving credit facility agreement with a syndicate of banks led by JPMorgan Chase Bank, N.A. as administrative agent, which we refer to in this report as the Credit Agreement.
     We have grown through internal growth and strategic relationships and acquisitions. In 2008, we acquired The NTI Group, Inc., or NTI, and in March 2010, we acquired Saf-T-Net, Inc., or Saf-T-Net. The technology we acquired in these transactions provides the foundation for our Blackboard Connect platform, including the AlertNow service. In 2009, we acquired ANGEL Learning, Inc., or ANGEL, a leading developer of e-learning software to the U.S. education industry. Also in 2009, we acquired the business assets of Terriblyclever Design, LLC, or Terriblyclever, including the technology that is the foundation for our Blackboard Mobile platform. In August 2010, we acquired Elluminate Inc., or Elluminate, and Wimba Inc., or Wimba, to create our Blackboard Collaborate platform, and we acquired the business assets of iStrategy, LLC to create our new Blackboard Analytics platform. In December 2010, we acquired Presidium Inc., or Presidium, a company for which we held a warrant exercisable for 9.9% of the equity interest, to create our new Blackboard Student Services offering. We believe these acquisitions support our long-term strategic direction and the demands for innovative technology in the education industry, have helped us create stronger, more flexible technology in support of teaching, learning and student engagement, and accelerate the pace of innovation and interoperability in e-learning.
Corporate Information
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
Customer Overview
     We have grown from approximately 26 licenses of one software application in 1998 to more than 12,700 licenses of our software applications as of December 31, 2010. Our customer base consists primarily of U.S. postsecondary education clients and U.S. K-12 education clients, which accounted for approximately 50% and 15%, respectively, of our total revenues for 2010. We also sell our products and services to international clients, which accounted for approximately 17% of our total revenues for 2010, and others, including primarily education publishers, commercial education providers, U.S. government organizations and corporations, which accounted for approximately 18% of our total revenues for 2010.
     We currently operate predominantly in the United States and substantially all of our material identifiable assets are located in the United States. Our revenues derived from operations in foreign countries for fiscal years 2008, 2009 and 2010 were $60.9 million, $69.2 million and $77.6 million, respectively, which represented 20%, 18% and 17% of our total revenues in those years.
Products and Services
     We offer a comprehensive line of enterprise software applications and related services focused on the education industry. We offer Blackboard Learn in all of our markets, Blackboard Transact primarily to U.S. and Canadian postsecondary clients, Blackboard Connect to primarily U.S. K-12, postsecondary and government clients, Blackboard Mobile primarily to U.S. postsecondary and K-12 clients, Blackboard Collaborate primarily to U.S. and Canadian postsecondary and K-12 clients, Blackboard Analytics primarily to U.S. postsecondary clients, and Blackboard Student Services primarily to U.S. postsecondary and K-12 clients. We also offer application hosting for clients who prefer to outsource the management of their Blackboard Learn systems. In addition to our products, we offer a variety of professional services, including strategic consulting, project management, custom application development and training.
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
Blackboard Learn — Course Delivery Module
     The Course Delivery module of the Blackboard Learn platform, formerly known as the Blackboard Learning System, allows educational institutions to support an online teaching and learning environment that can be used to augment a classroom-based program or for distance learning. The major capabilities of the Course Delivery module include:
•	Teaching and Learning. Instructors can post syllabi and course materials, including documents, graphics, audio, video and multimedia; create, deliver and automatically score online assignments and tests; and report grades and grading analysis along with other information to students.

•	Advanced features. The Course Delivery module also provides integrated email, discussion forums and live virtual classrooms. It also provides tools to facilitate group collaboration, communication, file-sharing, self-evaluation and peer review. Additionally, we offer Scholartm by Blackboard, a service which allows users to build a network of peers who share similar educational interests, and SafeAssigntm, a plagiarism prevention service.

•	Extending the learning environment. Our products can be integrated with existing campus student information systems and campus registrar systems to access user, course and enrollment information stored throughout the institution. Additional capabilities are available through the integration of third-party Blackboard Building Blocks™ or Blackboard PowerLinks™ tools developed by our clients or independent parties. These extensions of the core software applications allow institutions to download, install and manage third-party enhancements. These third-party applications add functionality to our products, and several client-managed online communities exist to foster open source development of enhancements to our products as well.

•	System administration. Our products allow clients to configure our applications to the specific needs of their institutions. The appearance and configuration of our products are customizable by each client for multiple independent user populations within the institution on the same system hardware and database. In addition, clients have the ability to define multiple user roles and set access policies for guest accounts and observers, such as parents, advisors, mentors and supervisors.
     We offer the Course Delivery module of Blackboard Learn through different licenses to appeal to all sizes and types of clients. Foundation licenses provide entry-level versions of the Course Delivery module suitable for small-scale implementations, while enterprise licenses provide functionality to support larger or more advanced implementations and various language configurations, including English, Spanish, Italian, Dutch, German, French, Japanese, Portuguese, Russian, Swedish, Finnish, Danish, Welsh, Arabic and Chinese.
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
Blackboard Learn — Content Management Module
     The Content Management module of the Blackboard Learn platform, formerly known as the Blackboard Content System, provides enterprise content management capabilities and is licensed as an extension of the Course Delivery and Community Engagement modules. The Content Management module supports activities that require enterprise management of electronic files, such as teaching, learning, research, archival and library needs, and extracurricular and departmental pursuits. All of these activities require the central management, tagging, sharing and re-use of electronic files, such as lecture notes for multiple sections of a course, learning resources, test banks and library electronic reserve materials. In addition, the Content Management module supports advanced workflow capabilities across the institution and provides a secure way to share sensitive institutional content. The major capabilities of the Content Management module include:
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
     The Content Management family of products also includes the Portfolio Management module of Blackboard Learn and the enterprise document management applications we acquired in our merger with Xythos Software, Inc. in 2007. The Portfolio Management module is a personal portfolio application that enables users to collect and organize their academic work. The Xythos enterprise document management applications enable clients to securely store, manage and share data across the enterprise. The Xythos applications also provide clients with flexible workflow and document scanning capabilities. The Xythos products are mainly used for research and administrative activities in higher education but are also used by corporate and governmental organizations for basic content management services.
Blackboard Learn — Outcomes Assessment Module
     The Outcomes Assessment module of the Blackboard Learn platform is licensed as an extension of the Course Delivery, Community Engagement, and Content Management modules and is available to our higher education clients. The first version of this application, the Blackboard Outcomes Systemtm, was released in December 2006 and is also currently available to customers with the Blackboard Learning System enterprise license. Supplemented by strategic and technical professional services, the Outcomes Assessment module supports and coordinates the academic and administrative assessment processes taking place across an institution’s many departments. The Outcomes Assessment module enables the planning and measuring of student, teaching and institutional outcomes and provides a comprehensive set of instruments for student and program assessment. The major capabilities of the Outcomes Assessment module include:
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
Blackboard Transact
     Blackboard Transact is our platform for our commerce and security solutions and financial services, and can be used for on- and off-campus commerce management, online e-commerce and payment management, meal plan administration, vending, laundry services, copy and print management and student and staff identification, as well as offering security management capabilities such as access control and video surveillance technology. Our financial services offerings provide students with access to their financial aid credit balances, student payroll and other student credit balances on their campus ID card, as well as the ability to monitor and manage their campus accounts.
     We license our Blackboard Transact solutions, along with various hardware devices, separately and in packages designed to provide a variety of options that are tailored to meet the diverse needs of our client base. The campus commerce software allows clients to establish an integrated student closed-loop debit account program for charging incidental expenses such as meals and academic materials, typically using the campus ID card. The hardware that we sell as part of the Blackboard Transact commerce management solution includes servers, ID/stored-value cards, card readers and point-of-sale devices. Blackboard Transact supports activities such as facilities access and identity verification, and provides data and payment security features, additional reporting and commerce management capabilities. The principal features of the platform include:
•	Commerce. Transaction processing capabilities of Blackboard Transact support the creation and management of student closed-loop debit accounts, as well as the processing of payments against those accounts using student ID cards on and around campus, such as in dining facilities, bookstores, and a variety of off-campus and online transactions. Micro-payment applications are served as well including vending, copy/print machines, and laundry machines. In addition, the latest release of the Blackboard Transact platform offers data and application security capabilities that comply with the Payment Application Data Security Standard (PA-DSS), allowing clients to host the application in a manner which is in line with the Payment Card Industry Data Security Standard (PCI-DSS). Our clients use the Blackboard Transact commerce management solution to manage point-of-sale transactions, such as prepaid closed-loop debit cards, meal plan administration, cash equivalency, privilege verification and discounts, and self-service or unattended transactions, such as vending, laundry, printing, copying and parking.

•	Activities management and security. The access-rights capabilities of the Blackboard Transact security management solution enable a variety of applications using the client’s investment in a single-card environment for commerce. These include event admission, student government voting, wireless eligibility verification on buses, library authorization and computer lab access and tracking. In addition, the system interfaces directly with door access points to manage identification and secure access control to facilities using the same student ID card. The Blackboard Transact security management solution offers improved operational and security features, including a user interface with web-like search capability and access control that integrates completely with Blackboard Video SurveillanceSM.

•	Financial services. The financial transaction solutions of the Blackboard Transact platform are designed to allow institutions to streamline their operations while providing students with improved access to and online account management of their financial aid information and other student credit balances, facilitating off-campus commerce activities and community merchant network programs with the campus card, and offering advanced payment processing and fraud management services. BlackboardPay™ is a prepaid account that can be integrated with a campus ID card to automate delivery of financial aid credit balances, student payroll and other student credit balances. BbOneSM, our off-campus commerce management solution, enables students and faculty to use their campus ID cards as a form of payment off-campus within a university-approved merchant network. In connection with this offering, we recruit local and national-brand merchants to accept student debit accounts as a form of payment, facilitate authorization of each transaction, and manage the post-transaction settlement to the merchant on a daily basis. By utilizing the existing Blackboard Transact closed-loop debit account at the university, BbOne provides students with a secure, cashless way to make purchases. Our financial services solutions also offer account monitoring, payment processing, fraud management, and security features.
Blackboard Connect
     Blackboard Connect provides comprehensive communication systems that enable rapid dissemination of critical information via voice, text and email devices. The Blackboard Connect family, including the AlertNow service that we acquired in our acquisition of Saf-T-Net in March 2010, includes offerings specifically designed for education, municipal, government and military clients. Blackboard Connect is a fully hosted, web-based application that enables clients to record, schedule, send and track personalized voice messages, e-mail, SMS or text messages to tens of thousands of constituents in minutes. Blackboard Connect provides a bundled set of mass notification, survey and community outreach tools through a service that eliminates the need for clients to purchase or deploy equipment, hardware or software, or to incur long distance phone charges. Blackboard Connect is also available in the Blackboard Learn platform through an integration toolkit that allows instructors to send customized messages from within the course environment to enrolled students, and allows students to choose how they receive alerts and updates. The Blackboard Connect for Teachers service allows teachers to send targeted and customized messages to parents, to help improve parental involvement and student achievement.
Blackboard Mobile
     The Blackboard Mobile platform allows us to offer our clients a comprehensive suite of mobile web applications for education and enables educational institutions to deliver education and campus life services and content to mobile devices to connect students, parents, faculty, prospective students and alumni to the campus experience. Blackboard Mobile includes Blackboard Mobile™ Central, formerly known as MobilEdutm, which we acquired from our acquisition of Terriblyclever in 2009, and Blackboard Mobile™ Learn. Blackboard Mobile Central is a mobile-based set of applications that provide student services and campus information to an institution’s end-users, including students, faculty, community constituents and alumni, on their mobile devices. Blackboard Mobile Learn extends an institution’s existing Blackboard Learn platform functionality to make online learning and education services available to students, parents, faculty and administrators on their mobile devices.
     The Blackboard Mobile Central applications are customized on behalf of an institution and deployed as a single mobile application, branded with that institution’s logo and images. Blackboard Mobile Central is available as a native application for the Apple® iPhone® and iPod touch®, Android™, and certain BlackBerry® devices. Blackboard Mobile Central is also available in mobile web versions, allowing other mobile, web-enabled devices to access the same information.
     The Blackboard Mobile Learn platform gives students and faculty mobile access to the courses, content, and organizations available in their existing Blackboard Learn implementation, and allows them to create and upload content, post announcements and comment on blogs, journals, and discussion threads from their mobile devices. Blackboard Mobile Learn is available as a native application for a variety of devices including the Apple® iPhone®, iPod touch®, iPad™, Android™, BlackBerry® and Palm® smartphones.
Blackboard Collaborate
          Blackboard Collaborate provides a web-based platform for synchronous learning and collaboration designed specifically for education and includes web, video and audio conferencing solutions. We acquired the technology underlying the Blackboard Collaborate platform through our acquisitions of Elluminate and Wimba in August 2010. The solutions will continue to integrate with the Blackboard Learn platform as well as other course management systems. Blackboard Collaborate provides clients the ability to create virtual classrooms, office and meeting spaces, and to hold classes or meetings online with interactive elements such as instant messaging, content creation whiteboard and desktop sharing capabilities, to enable effective instruction, meetings, support, educational collaboration and social learning.
Blackboard Analytics
          Blackboard Analytics provides a platform for data models, metrics, dashboards, analytics and business intelligence solutions for higher education. The Blackboard Analytics offering consists of a suite of applications focused on student management, financial aid, institutional financial performance, human resources and student advancement. The platform maps to existing data sources on campus, with tools and applications designed to integrate with the leading student information, human resources and financial systems. Blackboard Analytics provides clients with access to accurate information, analytical reports and dashboard applications to help them assess institutional performance, measure progress against goals, and make better use of available data to optimize resources and inform important decisions across the institution.
Blackboard Student Services
          We launched Blackboard Student Services in January 2011 following our acquisition of Presidium. Blackboard Student Services provides student lifecycle management services for admissions, enrollment and financial aid, as well as IT and helpdesk support for students and faculty relating to learning management systems and other institutional technologies.
          The Blackboard Student Services offering consists of the following service offerings, each of which is designed to correlate closely with and improve the overall user experience.
     e-Learning Support Services — Blackboard Student Services offers students, faculty and administrators around-the-clock support for their institution’s learning management system, including the Blackboard Learn platform. This offering is designed to respond to the increased reliance by our clients on learning management systems, for both campus-based and online programs, with the goal of improving our clients’ e-learning deployment efforts and increasing e-learning adoption rates.
     Student Lifecycle Management Services — Blackboard Student Services provides a number of additional services, including:
•	Enrollment Management: Help institutions maximize enrollment of qualified students with recruiting and engagement strategies and technologies to effectively reach and communicate with prospects and admitted students throughout the application and enrollment process.

•	Financial Aid: Help an institution’s financial aid office expedite the financial aid packaging process, enhance the student service experience with the financial aid office, and improve staff morale.

•	Student Accounts: Answer routine questions from students regarding their accounts, allowing the bursar’s office to focus on resolving more complex problems.

•	Retention: Help identify at-risk student populations so clients can engage with targeted students and offer assistance to improve program completion rates and decrease drops due to delays in financial aid disbursement and other related causes.
     IT Support Services — Blackboard Student Services provides around-the-clock IT support to students, faculty and staff, such as for password resets and other frequent requests.

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
     In 2010 we expanded our strategic business consulting services offerings to help clients more efficiently use their educational technology investments. These services include:
•	functional consulting relating to on-line learning and associated business processes;

•	expanding an institution’s presence through on-line learning;

•	improving education effectiveness and outcomes; and

•	using mobile technology to improve teaching, learning and the student experience.
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
     Our competitors for the Blackboard Transact platform include companies that provide transaction systems, security and access systems and off-campus merchant relationship programs, such as CBORD and CardSmith. Our competitors for the Blackboard Connect service include a variety of companies or products such as SchoolMessenger that provide mass notification technologies, including voice, email and text messaging communications. Our competitors for the Blackboard Mobile products include in-house IT departments that customize their own mobile presence and companies such as Datatel that provide customized mobile websites and applications. Our competitors for the Blackboard Collaborate platform launched in August 2010 include a variety of companies that provide software applications for synchronous learning and similar technology, including Cisco Systems and Adobe. Our competitors for the Blackboard Student Services offering, launched in January 2011, include clients and potential clients who handle student support calls in-house and various companies, including PerceptIS, that provide IT help desk support and student management services to institutions of higher learning. Our competitors for the Blackboard Analytics platform launched in January 2011 include clients and potential clients who have in-house analytic capability and various companies, including several major ERP system providers, that offer analytic and business intelligence reporting services to institutions of higher learning. We also face competition from clients and potential clients who develop their own applications internally, large diversified software vendors who offer products in numerous markets including the education market and other open source software applications.
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
Our Growth Strategy
     We seek to capitalize on our position as a leader in our primary markets to grow our business by supporting several significant aspects of education, including teaching, learning, commerce and campus life. We have grown through internal growth and strategic relationships and acquisitions. Key elements of our growth strategy include:
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
Research and Development
     Our software products are developed and maintained by a dedicated team of software engineers, product managers, designers and documentation specialists. In addition, we organize our teams to address specialized functional areas, such as: a maintenance experience team, which focuses on highly technical product support issues; a quality control team, which tests our applications to identify and correct software errors and usability issues before a new product or update is released; performance engineering and security teams, which focus on product scalability and security; and a research and development engineering team, which works on software development projects that sometimes involve third parties, including software tools for integrating our products with other campus systems. Our research and development group receives feedback on product improvement suggestions and new products from clients, either directly or through our sales and client support organizations. We periodically release maintenance updates to and new versions of our existing products. In addition, our research and development group works on new product initiatives as appropriate. Our products are primarily developed internally or through acquisitions. In addition, in support of the development of our products, we have acquired or licensed specialized products and technologies from other software firms. Our research and development expenses were $40.6 million, $46.0 million and $55.0 million in the years ended December 31, 2008, 2009 and 2010, respectively.

Marketing and Sales
Marketing
     We engage in a variety of traditional and online marketing activities designed to provide sales lead generation, sales support and increasing market awareness. Our specific marketing activities include print advertising in trade publications, direct mail campaigns, speaking engagements and industry trade-shows and seminars, all of which help create awareness of our brand and products and services. Examples of specific marketing events include BbWorld®, our annual global user conferences; the Blackboard Developers Conference, the Blackboard Teaching and Learning Conference, BbSummittm and BbForum, which are smaller and more regionally-focused annual meetings of educational and technology leaders from the United States and abroad; and Blackboard Days, which provide information sessions at current client sites for current and prospective clients.
Sales
     We sell our products through a direct sales force and, in some emerging international markets, through re-sellers. The majority of our sales professionals are responsible for both retention and growth of existing clients, including maintaining software and service renewal rates, as well the sale of additional products and services to those clients. A portion of the sales team is dedicated exclusively to the acquisition of new clients for a particular Blackboard solution set. The sales force is organized by focus on a single Blackboard platform and in some cases, further segmented by client market served. In addition, our sales organization includes technical sales engineers, who are experts in the technical aspects of our products and client implementations.
     In our experience, colleges, universities and schools frequently rely on references from peer institutions when selecting a vendor and often involve a variety of internal constituencies, such as instructors and students, when evaluating a product. In addition, most public education institutions and many private institutions utilize request for proposal, or RFP, processes, by which they announce their interest in purchasing an application and detail their requirements so that vendors may bid accordingly. As a result, we generate sales leads from sources such as interacting with attendees at conferences, visiting potential clients’ sites to provide briefings on the industry and our products, responding to inbound calls based on client recommendations and monitoring and responding to RFPs. We often structure our licenses in a manner that anticipates expansion from one product to multiple products on our platforms, and we engage in state or regional agreements when appropriate to provide umbrella pricing and contractual terms for a group of institutions. We have U.S. sales offices in Washington, D.C.; Reston, Virginia; Owings Mills, Maryland; Raleigh, North Carolina; Phoenix, Arizona; Los Angeles, California; San Francisco, California; Pleasanton, California; and New York, New York. We have international sales offices in Amsterdam, Netherlands; Calgary, Canada; Cambridge, United Kingdom; and Sydney, Australia.
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
Executive Officers
     The following table lists our executive officers and their ages as of January 31, 2011.

Name	Age	Position
Michael L. Chasen	39	Chief executive officer, president, director
John E. Kinzer	42	Chief financial officer
Matthew H. Small	38	Chief business officer, chief legal officer and secretary
Ray Henderson	46	Chief technology officer, president, Blackboard Learn
Jonathan R. Walsh	38	Vice president for finance and accounting
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
     John Kinzer has served as chief financial officer since March 2010. From September 2006 to March 2010, Mr. Kinzer served as senior vice president for finance, and from September 2001 to August 2006, he worked in various finance roles in our company with increasing responsibilities. Prior to joining us, from 1999 to 2001, Mr. Kinzer worked for two years building a finance function at a technology startup company. Mr. Kinzer was with MCI Communications from 1995 to 1999 and began his career at Arthur Andersen & Co. where he worked on audits and consulting engagements. Mr. Kinzer received a B.S. degree from Virginia Polytechnic Institute and State University.
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
     Ray Henderson is our chief technology officer and has served as president of Blackboard Learn since July 2009. Mr. Henderson served as chief products officer of ANGEL Learning Inc. from 2005 until our acquisition of ANGEL in 2009. From 2000 to 2005 he served as president for digital product development at Pearson Education, and prior to that he led the product strategy and product development efforts at eCollege. He has extensive experience in educational publishing and technology platform development, and is a recognized leader within the education technology standards community. Mr. Henderson received a B.A. degree from Trinity University in San Antonio, Texas.
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
Employees
     As of December 31, 2010, we had 1,780 full-time employees, including 335 in sales; 167 in marketing and business development; 327 in support, managed hosting and production; 374 in research and development; 172 in professional services; and 209 in general administration and 196 professional staff from the Presidium acquisition. None of our employees are represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is good.
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

Item 1A. Risk Factors.
A. RISKS RELATED TO ECONOMIC CONDITIONS
Current challenging economic conditions may adversely affect our business.
     Challenging economic conditions related to the protracted worldwide economic downturn that began in 2008 may affect our sales and renewals of our products and services, and could negatively affect our revenues and our ability to maintain or grow our business. Instability in the financial markets associated with the economic downturn has resulted in a tightening of credit markets, which could impair the ability of our customers to obtain credit to finance purchases of our products or impair our ability to obtain credit to finance investments in our business. Our client base is diverse and each client or potential client faces a unique set of risks. These risks include, for example, the availability of public funds and the possibility of state and local budget cuts, reduced enrollment, or lower revenues, any of which could lead to a reduction in overall spending, including information technology spending, by our current and potential clients and a corresponding decline in demand for our products and services. A prolonged economic disruption may result in a reduction in overall demand for educational software products and services, which could cause a decline in both new sales and renewals of our existing products and difficulty in establishing a market for our new products and services. In addition, we have experienced some lengthening of sales cycles and, depending on the future economic climate, may see a continuation of this trend. Furthermore, our accounts receivable may increase and the relative aging of our receivables may deteriorate if our clients delay or are unable to make their payments due to the tightening of credit markets and the lack of available funding. A prolonged economic downturn may make it difficult for potential clients to buy our products and might compromise the ability of existing clients to renew their licenses.
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
B. RISKS RELATED TO OUR PRODUCTS AND SERVICES
If the products we develop and acquire do not gain market acceptance, our revenues may decrease and we may not realize a return on such investments.
     We make substantial investments to develop and improve our products and acquire products through mergers and acquisitions, and there can be no assurance that our investments will be successful. Our ability to grow our business will be compromised if we do not develop and acquire products and services that achieve broad market acceptance with our current and potential clients. We have recently released a new version, Release 9.1, of our Blackboard Learn platform which offers enhanced functionality over prior versions. If clients do not upgrade to the latest version of the Blackboard Learn platform, the functionality of their existing installed versions will not compare as favorably to competing products which may cause a reduction in renewal rates. Further, if the latest version of our software does not become widely adopted by clients, we may not be able to justify the investments we have made and our financial results will suffer.
     We acquired the technology underlying our newest products and services, including the Blackboard Mobile product line, Blackboard Collaborate, Blackboard Student Services, and Blackboard Analytics through a number of strategic acquisitions. Our ability to grow our business will depend, in part, on client acceptance of these products. If we are not successful in gaining market acceptance of these products and services, our revenues may fall below our expectations.

If our products contain errors, new product releases are delayed or our services are disrupted, we could lose new sales and be subject to significant liability claims.
     Because our software products are complex, they may contain undetected errors or defects, known as bugs. Bugs can be detected at any point in a product’s life cycle, but are more common when a new product is introduced or when new versions are released. We have frequent new product and functionality releases, and those releases may be delayed from their scheduled date due to a wide range of factors. Finally, our service offerings may be disrupted causing delays or interruptions in the services provided to our clients. In the past, we have encountered defects in our product releases, product development delays and interruptions in our service offerings. Despite our product testing, planning and other quality control efforts, we anticipate that our products and services may encounter undetected defects, release delays and service interruptions in the future. Significant errors in our products, delays in product releases or disruptions in the provision of our services could lead to:
•	delays in or loss of market acceptance of our products;

•	diversion of our resources;

•	a lower rate of license renewals or upgrades;

•	injury to our reputation; and

•	increased service expenses or payment of damages.
     Because our clients use our products to store, retrieve and utilize critical information, we may be subject to significant liability claims if our products do not work properly or if the provision of our services is disrupted. Such claims could result in significant expenses, disrupt sales and affect our reputation and that of our products. We cannot be certain that the limitations of liability set forth in our licenses and agreements would be enforceable or would otherwise protect us from liability, and our insurance may not cover all or any of the claims. A material liability claim against us, regardless of its merit or its outcome, could result in substantial costs, significantly harm our business reputation and divert management’s attention from our operations.
We face intense and growing competition, which could result in price reductions, reduced operating margins and loss of market share.
     We operate in highly competitive markets and generally encounter intense competition to win contracts. If we are unable to successfully compete for new business and license renewals, our revenue growth and operating margins may decline. The markets for our products are rapidly changing, and barriers to entry are relatively low. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. Some of our principal competitors offer their products at a lower price, which has resulted in pricing pressures. Such pricing pressures and increased competition in general could result in reduced sales, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.
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
     Our competitors for the Blackboard Transact platform include companies that provide transaction systems, security and access systems and off-campus merchant relationship programs such as CBORD and CardSmith. Our competitors for the Blackboard Connect service include a variety of companies or products such as SchoolMessenger that provide mass notification technologies including voice, email and text messaging communications. Our competitors for the Blackboard Mobile products include in-house IT departments that customize their own mobile presence and companies such as Datatel that provide customized mobile websites and applications. Our competitors for the Blackboard Collaborate platform launched in August 2010 include a variety of companies that provide software applications for synchronous learning and similar technology, including Cisco Systems and Adobe. Our competitors for the Blackboard Student Services offering launched in January 2011 include clients and potential clients who handle student support calls in-house and various companies, including PerceptIS, that provide IT help desk support and student management services to institutions of higher learning. Our competitors for the Blackboard Analytics platform launched in January 2011 include clients and potential clients who have in-house analytic capability and various companies, including several major ERP providers, that offer analytic and business intelligence reporting services to institutions of higher learning.
     We face current and potential competitors that are substantially larger than we are and have significantly greater financial, technical and marketing resources, and established, extensive direct and indirect sales and distribution channels. Similarly, our competitors may be acquired by larger and better-funded companies which have more resources than our competitors currently have. These larger companies may be able to respond more quickly to new or emerging technologies and changes in client requirements, or to devote greater resources to the development, promotion and sale of their products than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or prospective clients. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share to our detriment.
If potential clients or competitors use open source software to develop products that are competitive with our products and services, we may face decreased demand and pressure to reduce the prices for our products.
     Open source software can be modified or used to develop new software that competes with proprietary software applications such as ours. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. The growing acceptance and prevalence of open source software may make it easier for competitors or potential competitors to develop software applications that compete with our products, or for clients and potential clients to internally develop software applications that they would otherwise have licensed from us. As open source offerings become more prevalent, customers may defer or forego purchases of our products, which could reduce our sales to new clients, lengthen the sales cycle for our products or result in the loss of current clients to open source solutions. If we are unable to differentiate our products from competitive products based on open source software, demand for our products and services may decline, and we may face pressure to reduce the prices of our products, which would hurt our profitability.
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
     We rely on various third-party companies to provide us with hardware products that we sell to our clients. Such companies include manufacturers of third-party software products and manufacturers of Blackboard Transact hardware products to which we have outsourced our manufacturing operations. The failure to obtain sufficient quantities of the products we sell to our clients or any substantial delays or product quality problems associated with our obtaining such products could decrease our sales, reduce our operating margins and harm our financial performance.

Operational failures in our network infrastructure could disrupt our remote hosting and application services, could cause us to lose clients and sales to potential clients and could result in increased expenses and reduced revenues.
     Unanticipated problems affecting our network systems could cause interruptions or delays in the delivery of the hosting services and other application services we provide to some of our clients. We provide remote hosting and other application services through computer hardware that is currently located in third-party co-location facilities in various locations in the United States, Canada, the Netherlands, Australia, the United Kingdom, and Norway. We do not control the operation of these co-location facilities. Lengthy interruptions in our hosting service or other application services could be caused by the occurrence of a natural disaster, power loss, vandalism or other telecommunications problems at the co-location facilities or if these co-location facilities were to close without adequate notice. Although we have developed redundancies in some of our systems, we have experienced problems of this nature from time to time in the past, and we will continue to be exposed to the risk of network failures in the future. We currently do not have adequate computer hardware and systems to provide alternative service for most of our hosting or application service clients in the event of an extended loss of service at the co-location facilities. Though some of our co-location facilities are served by data backup redundancy at other facilities, they are not equipped to provide full disaster recovery to all of our hosting and application services clients. If there are operational failures in our network infrastructure that cause interruptions, slower response times, loss of data or extended loss of service for our hosting and application services clients, we may be required to issue credits or pay penalties, current clients may terminate their contracts or elect not to renew them, and we may lose sales to potential clients. If we determine that we need additional hardware and systems, we may be required to make further investments in our network infrastructure, reducing our operating margins and diverting capital from other efforts.
Because most of our licenses are renewable on an annual basis, a reduction in our license renewal rate could significantly reduce our revenues.
     Our clients have no obligation to renew their licenses for our products after the expiration of the initial license period, which is typically one year, and some clients have elected not to do so. A decline in license renewal rates could cause our revenues to decline. We cannot accurately predict future renewal rates. Our license renewal rates may fluctuate as a result of a number of factors, including changes in client satisfaction with our products and services, our ability to update our products to maintain their attractiveness in the market or budgetary constraints or changes in budget priorities faced by our clients. In addition, we often obtain renewable client contracts in acquisitions, and if we experience a decrease in the renewal rate from expected levels it could reduce revenues below our expectations.
Because we generally recognize revenues ratably over the term of our contract with a client, downturns or upturns in sales will not be fully reflected in our operating results until future periods.
     We recognize most of our revenues from clients monthly over the terms of their agreements, which are typically 12 months, although terms can range from one month to over 60 months. As a result, much of the revenue we report in each quarter is attributable to agreements entered into during previous quarters. Consequently, a decline in sales, client renewals, or market acceptance of our products in any one quarter would not necessarily be fully reflected in the revenues in that quarter, and would negatively affect our revenues and profitability in future quarters. This ratable revenue recognition also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new clients generally are recognized over the applicable agreement term.
Our operating margins may suffer if our lower margin revenues increase in proportion to total revenues as our products and services have different gross margins.
     Because the revenues derived from each of our products and services typically have different levels of gross margin, an increase in the percentage of total revenues represented by lower margin products and services could have a detrimental impact on our overall gross margins, and could adversely affect our operating results. In addition, we sometimes subcontract professional services and hardware to third parties, which further reduces our gross margins on these revenue items. As a result, an increase in the percentage of these revenue items provided by third parties could lower our overall gross margins.

The length and unpredictability of the sales cycle for our product and services could delay new sales and cause our revenues and cash flows for any given quarter to fall short of our projections or market expectations.
     The sales cycle between our initial contact with a potential client and the signing of a contract with that client typically ranges from 6 to 18 months. Potential clients often conduct extensive and lengthy evaluations before committing to our products and services and may require us to expend substantial time, effort and money educating them as to the value of our offerings. In addition, our sales cycle varies widely, reflecting differences in our potential clients’ decision-making processes, procurement requirements and budget cycles, and is subject to significant risks over which we have little or no control, including:
•	clients’ budgetary constraints and priorities;

•	the timing of our clients’ budget cycles;

•	the need by some clients for lengthy evaluations that often include both their administrators and faculties; and

•	the length and timing of clients’ approval processes.
     As a result of the length and variability of our sales cycle, we have only a limited ability to forecast the timing of sales. An increase in the length of our sales cycles, or an increase in the variability of the sales cycle across our products or our client base, could harm our business and financial results, and could cause our financial results to vary significantly from quarter to quarter. In light of the ongoing economic disruption in the U.S. and globally, we have experienced some lengthening of sales cycles and, depending on the future economic climate, may see a continuation of this trend. Our client base is diverse and each component faces a unique set of risks, including, for example, the possibility of state and local budget cuts for K-12 institutions or reduced enrollment in higher education, which may affect our revenues and our ability to grow our business. If the economic downturn worsens or is prolonged, our clients and prospective clients may defer or cancel their purchases with us.
Our sales cycle with international postsecondary education providers and U.S. K-12 schools may be longer than our historical U.S. postsecondary sales cycle, which could increase costs and reduce our operating margins.
     As we target more of our sales efforts at international postsecondary education providers and U.S. K-12 schools, we could face greater costs, longer sales cycles and less predictability in completing some of our sales, which may harm our business. A international postsecondary or U.S. K-12 potential client’s decision to use our products and services is more likely to be a decision involving multiple institutions and, if so, these types of sales would require us to provide greater levels of education to prospective clients regarding the use and benefits of our products and services. In addition, we expect that potential international postsecondary and U.S. K-12 clients may demand more customization, integration services and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual sales, thereby increasing the costs and time required to complete sales and diverting sales and professional services resources to a smaller number of international and U.S. K-12 transactions, which would reduce our revenue opportunities and operating margins associated with these potential clients.
C. RISKS RELATED TO BUSINESS OPERATIONS AND FINANCING
Our recent acquisition transactions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of the transactions.
     We have entered into a number of acquisition transactions as part of our growth strategy. We completed acquisitions of Saf-T-Net, Elluminate, Wimba, Presidium, and the business assets of iStrategy in 2010. We have entered into these transactions with the expectation that each would result in long-term benefits, including improved revenue and profits and enhancements to our product portfolio and customer base. We may encounter risks in seeking to realize the benefits of these and other potential acquisition transactions, including:

•	we may not realize the anticipated financial benefits if we are unable to sell the acquired products or services to our current or future customers, if a larger than predicted number of customers decline to renew their contracts, or if the acquired contracts do not allow us to recognize revenues on a timely basis;

•	we may have difficulty incorporating the acquired technologies, products or services with our existing product lines and maintaining uniform standards, controls, procedures and policies;

•	we may face contingencies related to product liability, intellectual property, financial disclosures, accounting practices or internal controls;

•	we may have higher than anticipated costs in supporting and continuing development of the acquired company products and services and in servicing new and existing clients of a company we acquire;

•	we may not be able to retain key employees from the companies we acquire;

•	we may experience operational challenges due to the increased size and complexity of the combined company after our acquisitions; and

•	we may lose anticipated tax benefits or have additional legal or tax exposures.
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
     As a result of these risks, we may not be able to achieve the expected benefits of any acquisition. If we are unsuccessful in completing or integrating past or future acquisitions, we would be required to reevaluate our growth strategy, and we may have incurred substantial expenses and devoted significant management time and resources in seeking to complete and integrate the acquisitions.
     As has been the case with our historical acquisition transactions, future business combinations could involve the acquisition of significant tangible and intangible assets, which could require us to record ongoing amortization expense with respect to identified intangible assets acquired. In addition, we may need to record write-downs from future impairments of identified tangible and intangible assets and goodwill. These and other similar accounting charges would reduce any future earnings or increase any losses. In future acquisitions, we could also incur debt to pay for acquisitions or issue additional equity securities as consideration, either of which could cause our stockholders to suffer significant dilution. Additionally, our ability to utilize net operating loss carryforwards, if any, acquired in any acquisitions may be significantly limited or unusable by us under Section 382 or other sections of the Internal Revenue Code.
International expansion will subject our business to additional economic and operational risks that could increase our costs and make it difficult to operate profitably.
     One of our key growth strategies is to pursue international expansion. Expansion of our international operations may require significant expenditure of financial and management resources and result in increased administrative and compliance costs. As a result of such expansion, we will be increasingly subject to the risks inherent in conducting business internationally, including:
•	foreign currency fluctuations, which could result in reduced revenues and increased operating expenses;

•	longer or less predictable payment and sales cycles;

•	difficulty in collecting accounts receivable;

•	applicable foreign tax structures, including tax rates that may be higher than tax rates in the United States or taxes that may be duplicative of those imposed in the United States;

•	tariffs and trade barriers;

•	general economic and political conditions in each country;

•	inadequate intellectual property protection in foreign countries;

•	uncertainty regarding liability for information retrieved and replicated in foreign countries;

•	the difficulties and increased expenses of complying with a variety of foreign laws, regulations and trade standards; and

•	unexpected changes in regulatory requirements.
     As a result of these risks, we may not be able to achieve the expected benefits of our international strategy. If we are unsuccessful in this international expansion, we would be required to reevaluate our growth strategy, and we may have incurred substantial expenses and devoted significant management time and resources in pursuing international growth.
The restrictive covenants contained in, and any indebtedness incurred under, our revolving credit facility could constrict our liquidity and adversely affect our ability to operate our business successfully and to obtain financing in the future.
     We entered into a five-year $175.0 million senior secured revolving credit facility in August 2010. The restrictive covenants contained in the Credit Agreement limit our ability to incur additional indebtedness, create liens, make investments, make restricted payments, and merge, consolidate, sell or acquire assets, among other things. In addition, we are required to comply with certain leverage and other financial maintenance tests. As we borrow amounts under this facility, this debt may impair our ability to obtain future additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes, and a substantial portion of our cash flows from operations may be dedicated to the debt repayment, thereby reducing the funds available to us for other purposes, increasing our vulnerability to industry downturns and competitive pressures. Any breach of our covenants set forth in the credit agreement, or our failure to satisfy our obligations with respect to these debt obligations could result in a default under the credit facility, which could result in acceleration of the debt and certain other financial obligations. As of December 31, 2010 and February 18, 2011, no amounts were outstanding under the revolving credit facility.
Our existing indebtedness could adversely affect our financial condition and we may not be able to fulfill our debt obligations.
     The outstanding Notes in the principal amount of $165.0 million pose the following risks to our overall business:
•	upon conversion or redemption of the Notes, the first possible redemption date for which occurs on July 1, 2011, we will be required to repay the principal amount of $165.0 million in cash;

•	we will use a significant portion of our cash flow to pay interest on our outstanding debt, limiting the amount available for working capital, capital expenditures and other general corporate purposes;

•	lenders may be unwilling to lend additional amounts to us for future working capital needs, additional acquisitions or other purposes or may only be willing to provide funding on terms we would consider unacceptable;

•	if our cash flow were inadequate to make interest and principal payments on our debt, we might have to refinance our indebtedness or issue additional equity or other securities and may not be successful in those efforts or may not obtain terms favorable to us; and

•	our ability to finance working capital needs and general corporate purposes for the public and private markets, as well as the associated cost of funding, is dependent, in part, on our credit ratings, which may be adversely affected if we experience declining revenues.
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
     Upon the occurrence of a fundamental change as defined in the Notes, holders of the Notes would have the right to require us to repurchase the Notes at a price in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. Any future credit agreement or other agreements relating to indebtedness to which we become a party may contain similar provisions. Holders will also have the right to require us to repurchase the Notes for cash or a combination of cash and our common stock on July 1, 2011, July 1, 2017 or July 1, 2022. Moreover, upon conversion of the Notes, we are required to settle a portion of the conversion obligation in cash. In the event that we are required to repurchase the Notes or upon conversion of the Notes, we may not have sufficient financial resources to satisfy all of our obligations under the Notes and our other debt instruments. Our failure to pay the repurchase price when due, to pay cash upon conversion of the Notes or to meet other payment obligations would result in a default under the indenture governing the Notes.
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
The investment of our cash balances is subject to risks that may cause losses and affect the liquidity of these investments.
     We hold our cash in a variety of marketable investments which are generally investment grade, liquid, short-term securities and money market instruments denominated in U.S. dollars. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which would be reflected in our statement of operations for that period.

With a continued unstable credit environment, we might incur significant realized, unrealized or impairment losses associated with these investments.
Our future success depends on our ability to continue to retain and attract qualified employees.
     Our future success depends upon the continued service of our key management, technical, sales and other critical personnel, including employees who joined Blackboard in connection with our recent acquisitions. Whether we are able to execute effectively on our business strategy will depend in large part on how well key management and other personnel perform in their positions and are integrated within our company. Departure of key officers and senior managers could hinder our future success. Our executive management team is critical to Blackboard’s management, strategy, culture, and technology. Key personnel have left our company over the years, including our former Chief Financial Officer during 2010, and there may be additional departures of key personnel from time to time. In addition, as we seek to expand our global organization, the hiring of qualified sales, technical and support personnel has been difficult due to the limited number of qualified professionals. Failure to attract, integrate and retain key personnel would result in disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives and the results of our operations.
D. RISKS RELATED TO INTELLECTUAL PROPERTY AND GOVERNMENT REGULATION
If we are unable to protect our proprietary technology and other rights, it will reduce our ability to compete for business.
     If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products similar to our products, which could decrease demand for our products. In addition, we may be unable to prevent the use of our products and services by persons who have not paid the required fees, which could reduce our revenues. We rely on a combination of copyright, patent, trademark and trade secret laws, as well as licensing agreements, third-party nondisclosure agreements and other contractual provisions and technical measures, to protect our intellectual property rights. These protections may not be adequate to prevent our competitors from copying or reverse-engineering our products and services, and these protections may be costly and difficult to enforce. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. The protective mechanisms we include in our products and services may not be sufficient to prevent unauthorized copying. Existing copyright laws afford only limited protection for our intellectual property rights and may not protect such rights in the event competitors independently develop products or services similar to ours. In addition, the laws of some countries in which our products are or may be licensed do not protect our products and intellectual property rights to the same extent as do the laws of the United States.
If we are found to have infringed the proprietary rights of others, we could be required to redesign our products, pay significant royalties or enter into license agreements with third parties.
     A third party may assert that our technology violates its intellectual property rights. As the number of products and services in our markets increases and the functionality of these products and services further overlaps, we believe that infringement claims may become more common. Any claims, regardless of their merit, could:
•	be expensive and time consuming to defend;

•	force us to stop offering our products or services that incorporate the challenged intellectual property;

•	require us to redesign our products or services and reimburse certain costs to our clients;

•	divert management’s attention and other company resources; and

•	require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, or at all.
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
Government regulation of our products and services in the U.S. and abroad could cause us to incur significant compliance expenses or face legal action, which could make our business less efficient or even impossible.
     The impact of existing laws and regulations potentially applicable to our products and services, including regulations relating to issues such as privacy, telecommunications, defamation, pricing, advertising, taxation, consumer protection, content regulation, quality of products and services and intellectual property ownership and infringement, can be unclear. It is possible that U.S., state, local and foreign governments might attempt to regulate our products and services or prosecute us for violations of their laws. In addition, these laws may be modified and new laws may be enacted in the future, which could increase the costs of regulatory compliance for us or force us to change our business practices. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen the growth in use of our products and services.
We could be subject to current or future state and federal financial services regulation that could expose us to liability, force us to change our business practices or force us to stop selling or modify our products and services.
     Our financial transaction processing products and financial service offerings could be subject to state and federal financial services regulation or industry-mandated requirements. The Blackboard Transact platform supports the creation and management of student debit accounts and the processing of payments against those accounts for both on-campus vendors and off-campus merchants. For example, one or more federal or state governmental agencies that regulate or monitor banks or other types of providers of electronic commerce services may conclude that we are engaged in banking or other financial services activities that are regulated by the Federal Reserve under the U.S. Federal Electronic Funds Transfer Act or Regulation E thereunder or by state agencies under similar state statutes or regulations. Regulatory requirements may include, for example:
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
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     Our corporate headquarters office is located in Washington, D.C. We lease approximately 134,000 square feet of office space at this location under a lease expiring in June 2018. We also lease offices in Northern Virginia; Phoenix, Arizona; Lynnfield, Massachusetts; Owings Mills, Maryland; Los Angeles, California; San Francisco, California; Pleasanton, California; Indianapolis, Indiana; New York, New York; Raleigh, North Carolina; Rome, Georgia; Killeen, Texas; Somerset, Kentucky; Amsterdam, Netherlands; Vancouver, Canada; Calgary, Canada; Brno, Czech Republic; Cambridge, United Kingdom; Reading, United Kingdom; and Sydney, Australia.

Item 3. Legal Proceedings.
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

	High	Low
Year Ended December 31, 2009:
First Quarter	$32.70	$23.00
Second Quarter	34.03	27.45
Third Quarter	37.92	27.55
Fourth Quarter	46.30	35.47
Year Ended December 31, 2010:
First Quarter	$45.92	$37.27
Second Quarter	45.43	37.33
Third Quarter	39.82	33.09
Fourth Quarter	42.96	35.54
     As of January 31, 2011 there were 141 holders of record of our outstanding common stock.
     We have not paid or declared any cash dividends on our common stock. We currently expect to retain all of our earnings for use in developing our business and do not anticipate paying any cash dividends in the foreseeable future.
     We did not repurchase any of our equity securities in 2010.
     The equity compensation plan information required under this Item is incorporated by reference to the information provided under the heading “Equity Compensation Plan Information” in our proxy statement to be filed within 120 days after the fiscal year end of December 31, 2010.

STOCK PERFORMANCE GRAPH
     The following graph compares the yearly change in the cumulative total stockholder return on our common stock during the five-year period from December 31, 2005 through December 31, 2010, with the cumulative total return of a SIC Code Index that includes all U.S. public companies in the Standard Industrial Classification (SIC) Code 7372-Prepackaged Software and a NASDAQ Market Index. The comparison assumes that $100 was invested on December 31, 2005 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.
COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG BLACKBOARD INC.,
NASDAQ MARKET INDEX AND SIC CODE INDEX
Assumes $100 invested on December 31, 2005
Assumes dividend reinvested

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Blackboard Inc.	$100.00	$103.66	$138.89	$90.51	$156.63	$142.51
NASDAQ Market Index	100.00	110.26	121.89	73.10	106.23	125.37
SIC Code Index	100.00	114.78	134.81	80.75	121.34	136.88

(1)	This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from Morningstar Inc., a source we believe to be reliable, but we do not assume responsibility for any errors or omissions in such information.

Item 6. Selected Financial Data.
     The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this annual report. The statement of operations data for the years ended December 31, 2006, 2007, 2008, 2009 and 2010 and the balance sheet data as of December 31, 2006, 2007, 2008, 2009 and 2010 are derived from, and are qualified by reference to, our audited consolidated financial statements that have been audited by Ernst & Young, LLP, our independent registered public accounting firm.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands, except per share amounts)
Statement of operations data:
Revenues:
Product	$160,392	$213,631	$283,258	$342,144	$412,641
Professional services	22,671	25,817	28,876	34,856	34,677

Total revenues	183,063	239,448	312,134	377,000	447,318
Operating expenses:
Cost of product revenues, excludes $9,333, $11,654, $17,803, $10,649 and $10,161 respectively, of amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below(1)	39,594	47,444	75,237	90,968	110,105
Cost of professional services revenues(1)	16,001	16,941	19,555	20,024	22,717
Research and development(1)	27,162	28,278	40,580	45,967	55,009
Sales and marketing(1)	58,340	66,033	91,076	98,751	121,190
General and administrative(1)	35,823	38,667	50,757	56,387	65,962
Patent-related (proceeds) impairment and other costs	—	—	(3,313)	10,984	—
Amortization of intangibles resulting from acquisitions	17,969	22,122	37,866	34,994	38,320

Total operating expenses	194,889	219,485	311,758	358,075	413,303

(Loss) income from operations	(11,826)	19,963	376	18,925	34,015
Interest expense, net	(2,974)	(2,479)	(10,168)	(11,769)	(12,080)
Other (expense) income	(519)	575	4,124	1,453	1,352

(Loss) income before (benefit) provision for income taxes	(15,319)	18,059	(5,668)	8,609	23,287
(Benefit) provision for income taxes	(4,582)	7,580	(3,732)	697	6,643

Net (loss) income	$(10,737)	$10,479	$(1,936)	$7,912	$16,644

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands, except per share amounts)
Net (loss) income per common share:
Basic	$(0.39)	$0.36	$(0.06)	$0.25	$0.49

Diluted	$(0.39)	$0.35	$(0.06)	$0.24	$0.48

Weighted average number of common shares:
Basic	27,858	28,789	30,886	32,066	34,083

Diluted	27,858	30,114	30,886	33,101	34,849

(1) Includes the following amounts related to stock-based compensation:

Cost of product revenues	$386	$672	$949	$1,225	$1,205
Cost of professional services revenues	524	631	321	524	662
Research and development	733	467	777	1,018	1,177
Sales and marketing	2,951	4,359	5,984	6,101	8,067
General and administrative	3,462	5,914	7,096	7,091	8,870
The following table sets forth a summary of our balance sheet data:

	December 31,
	2006	2007	2008	2009	2010
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$30,776	$206,558	$141,746	$167,353	$70,314
Working capital (deficit)	(36,976)	125,286	43,300	45,249	(231,101)
Total assets	307,299	496,912	637,441	724,934	847,150
Deferred revenues, current portion	117,972	126,600	166,727	186,702	211,752
Total debt, net of debt discount	23,623	143,556	149,923	156,177	162,326
Total stockholders’ equity	140,121	194,273	273,475	331,472	408,083

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
General
     We are a leading provider of enterprise software applications and related services to the education industry. Our clients use our software to integrate technology into the education experience and campus life, and to support activities such as a professor assigning digital materials on a class website; a student collaborating with peers and participating in class discussions online or on their mobile device; an administrator managing a departmental website; a superintendent sending mass communications via voice, email and text messages to parents and students; or a merchant conducting cash-free transactions with students and faculty. Our clients include colleges, universities, schools and other education providers, textbook publishers, student-focused merchants, and corporate and government clients.
     We generate revenues from sales and licensing of products and from professional services. Our product revenues consist principally of revenues from annual software licenses, subscription fees from customers accessing our on-demand application services and student support services. We also offer application hosting for clients who prefer to outsource the management of their Blackboard Learn systems. We typically sell our licenses, student support services and hosting services under annually renewable agreements, and our clients generally pay the annual fees at the beginning of the contract term. We generally price our software licenses on the basis of full-time equivalent students or users. Accordingly, annual license fees are generally greater for larger institutions. We recognize revenues from these agreements ratably over the contractual term, which is typically 12 months. We initially record billings associated with licenses and hosting services as deferred revenues and then recognize them ratably into revenues over the contract term. We also generate product revenues from the sale of hardware, including third-party hardware. As a result of new accounting guidance adopted on January 1, 2010, we generally recognize these revenues upon shipment of the products to our clients.
     In addition to our products, we offer a variety of professional services, including training, implementation, installation and other consulting services such as strategic consulting, project management, custom application development. We perform substantially all of our professional services on a time-and-materials basis. We recognize these revenues as the services are performed.
     We have grown through internal growth and strategic relationships and acquisitions. In 2008, we acquired The NTI Group, Inc., or NTI, and in March 2010, we acquired Saf-T-Net, Inc., or Saf-T-Net. The technology we acquired in these transactions provides the foundation for our Blackboard Connect platform, including the AlertNow service. In 2009, we acquired ANGEL Learning, Inc., or ANGEL, a leading developer of e-learning software to the U.S. education industry. Also in 2009, we acquired the business assets of Terriblyclever Design, LLC, or Terriblyclever, including the technology that is the foundation for our Blackboard Mobile platform. In August 2010, we acquired Elluminate Inc., or Elluminate, and Wimba Inc., or Wimba, to create our Blackboard Collaborate platform, and we acquired the business assets of iStrategy, LLC to create our new Blackboard Analytics platform. In December 2010, we acquired Presidium Inc., or Presidium, a company for which we held a warrant exercisable for 9.9% of the equity interest, to create our new Blackboard Student Services offering. We believe these acquisitions support our long-term strategic direction and the demands for innovative technology in the education industry, have helped us create stronger, more flexible technology in support of teaching, learning and student engagement, and accelerate the pace of innovation and interoperability in e-learning.
     We typically license our individual software applications either on a stand-alone basis or bundled as part of one of our six product lines: Blackboard Learn; Blackboard Transact; Blackboard Connect; Blackboard Mobile; Blackboard Collaborate; and Blackboard Analytics.
     We offer Blackboard Learn in all of our markets, Blackboard Transact primarily to U.S. and Canadian postsecondary clients, Blackboard Connect to primarily U.S. K-12, postsecondary and government clients, Blackboard Mobile primarily to U.S. postsecondary and K-12 clients, Blackboard Collaborate primarily to U.S. and Canadian postsecondary and K-12 clients, and Blackboard Analytics primarily to U.S. postsecondary clients.

     Our operating expenses consist of cost of product revenues, cost of professional services revenues, research and development expenses, sales and marketing expenses, general and administrative expenses and amortization of intangibles resulting from acquisitions.
     Major components of our cost of product revenues include license and other fees that we owe to third parties upon licensing software. We initially defer these costs and recognize them into expense over the period in which we recognize the related revenue. Cost of product revenues also includes amortization of internally developed technology available for sale, telecommunications costs related to the Blackboard Connect platform, all direct materials and shipping and handling costs, employee compensation, including bonuses, stock-based compensation and benefits for personnel supporting our hosting, support, production functions and student support costs, as well as related facility rent, communication costs, utilities, depreciation expense and cost of external professional services used in these functions. We expense all of these costs as incurred. We also expense the costs of hardware as we incur these costs, normally upon delivery to our client. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles acquired in acquisitions. Amortization expense related to acquired technology was $17.8 million, $10.6 million and $10.2 million for the years ended December 31, 2008, 2009 and 2010, respectively.
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
     We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:
     Revenue recognition. We derive revenues from two sources: product sales and professional services sales. Product revenues include software license fees, subscription fees from customers accessing our on-demand application services, student support services, hardware, premium support and maintenance, and hosting revenues. Professional services revenues include revenues from training and consulting services. Our software does not require significant modification and customization services. Where services are not essential to the functionality of the software, we begin to recognize software licensing revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collectibility is probable.
     We do not have vendor-specific objective evidence, known as VSOE, of fair value for our support and maintenance and hosting separate from our software for the majority of our products. Accordingly, when licenses are sold in conjunction with our support and maintenance and hosting, we recognize the license revenue over the term of the service period. When licenses of certain offerings are sold in conjunction with our support and maintenance and hosting where we do have VSOE, we recognize the license revenue upon delivery of the license and recognize the support and maintenance and hosting revenues over the term of the service period.
     We recognize software and hosting set-up fees ratably over the term of the agreements.
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
     As a result of the adoption of this new accounting guidance, the product revenues and cost of product revenues related to hardware and software sales in the Blackboard Transact product line will generally be recognized upfront upon delivery of the product to the customer. Product revenues in the Blackboard Transact product line generally consist of hardware, software and support. Generally, the consideration allocated to the hardware and software deliverables is determined using a best estimate of selling price which we estimate based on an analysis of market data and our internal cost to deliver each element. Generally, the consideration allocated to the support deliverable is based on third party evidence. During the year ended December 31, 2010, we recognized product revenues of approximately $35.2 million under this new accounting guidance, which related to ratable and non-ratable revenue streams and is comprised of arrangements executed or significantly modified after December 31, 2009. In addition, approximately $3.9 million is recorded as deferred revenues on the consolidated balance sheet as of December 31, 2010 related to these arrangements executed or significantly modified after December 31, 2009. The effect of changes in either selling price or the method or assumptions used to determine selling price for a specific deliverable could have a material effect on the allocation of the overall consideration of an arrangement.
     As a result of the adoption of this new accounting guidance, revenues, income from operations, net income and basic and diluted earnings per share are approximately $14.3 million, $11.0 million, $7.9 million, $0.23 and $0.23, respectively, higher during the year ended December 31, 2010 than if we had accounted for these sales under the accounting guidance in effect prior to January 1, 2010. We expect the adoption of this new accounting guidance to continue to have a material effect on our consolidated results of operations and financial condition.

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
     Level 1 — quoted prices in active markets for identical assets and liabilities
     Level 2 — inputs other than Level 1 quoted prices that are directly or indirectly observable
     Level 3 — unobservable inputs that are not corroborated by market data
     We evaluate assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires us to make significant judgments. Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. We recognize these items at fair value when they are considered to be impaired. During the year ended December 31, 2010, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.
     During the year ended December 31, 2009, we transferred our investment in a common stock warrant of Presidium out of Level 2 to Level 3. The classification of an instrument as Level 2 or Level 3 involves judgment based on a variety of subjective factors, including determining whether a market is considered inactive based on an evaluation of the frequency and size of transactions occurring in a certain financial instrument or similar class of financial instruments. Determining an inactive market requires a judgmental evaluation that includes comparing the recent trading activities to historical experience. During the year ended December 31, 2009, we determined that although some market data was available, the investment in the common stock warrant was principally valued using our own assumptions in calculating the estimate of fair value including a discounted cash flow and comparable company analysis.
     We evaluated the fair value of this instrument on a quarterly basis. In connection with our acquisition of Presidium in December 2010, we remeasured our investment in the common stock warrant of Presidium at its acquisition-date fair value of $4.6 million. In determining the acquisition-date fair value of the common stock warrant, we considered comparable market transactions, as well as other measures, including the existence of a control premium, that we evaluated in calculating fair value. We recorded approximately $1.5 million in other income in the consolidated statements of operations related to this fair value adjustment and we recognized the settlement of this investment as a reduction of the merger consideration paid. With the exercise of this warrant, we no longer have any assets subject to fair value measurements classified as Level 3.
     We disclose fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for accounts receivable, accounts payable and accrued expenses.
     Business combinations. We recognize all of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. We recognize acquisition-related transaction costs, including investment banking, legal and accounting fees, and other external costs directly related to the transaction, separately from the acquisition and expense them as incurred in general and administrative expenses in the consolidated statements of operations. We expense restructuring costs in periods subsequent to the acquisition date. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in valuation allowance or uncertain tax positions are recognized as a reduction or increase to income tax expense or as a direct adjustment to additional paid-in capital as required. For acquisitions prior to 2009, we capitalized acquisition-related costs as part of the purchase price.
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
     Goodwill and intangible assets. As a result of acquisitions, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. A preliminary allocation of the purchase price to tangible and intangible net assets acquired is based upon a preliminary valuation, and our estimates and assumptions may be subject to change. We test our goodwill for impairment annually on October 1, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If we determine that an impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance in the future.
     We also analyze our patents to determine whether some or all of the costs of defending and protecting patents may be capitalized. We expense all costs incurred prior to filing a patent application as incurred.
     Notes payable. In June 2007, we issued and sold $165.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2027, which we refer to in this report as the Notes, in a public offering. The liability and equity components of the Notes are separately accounted for in a manner that reflects our nonconvertible debt borrowing rate because their terms include partial cash settlement. We amortize the resulting debt discount over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. We have determined that our nonconvertible borrowing rate at the time the Notes were issued was 6.9%. Accordingly, we estimated the fair value of the liability (debt) component as $144.1 million upon issuance of the Notes. We allocated the excess of the proceeds received over the estimated fair value of the liability component totaling $20.9 million, to the conversion (equity) component. We recorded the carrying amount of the equity component of the Notes of $8.2 million and $2.6 million at December 31, 2009 and 2010, respectively, as a debt discount and netted the amounts against the remaining principal amount outstanding on our consolidated balance sheets.
     In connection with obtaining the Notes, we incurred $4.5 million in debt issuance costs, of which we allocated $4.0 million to the liability component and $0.5 million to the equity component. We recorded the carrying amount of the liability component of the debt issuance costs of $0.6 million and $0.1 million at December 31, 2009 and 2010, respectively, as a debt discount and netted the amounts against the remaining principal amount outstanding on our consolidated balance sheets.
     We amortize the debt discount, which includes the equity component and the liability component of the debt issuance costs, as interest expense using the effective interest method through July 1, 2011, the first redemption date of the Notes. We recorded total interest expense of approximately $11.7 million and $11.6 million for the years ended December 31, 2009 and 2010, respectively, which consisted of $5.4 million in interest expense at a rate of 3.25% per year for each of the years ended December 31, 2009 and 2010, and $6.3 million and $6.2 million in amortization of the debt discount for the years ended December 31, 2009 and 2010, respectively.
     The principal amount of the liability component of the Notes was $165.0 million at December 31, 2009 and 2010. The unamortized debt discount was $8.8 million and $2.7 million at December 31, 2009 and 2010, respectively. The net carrying amount of the liability component of the Notes was $156.2 million and $162.3 million at December 31, 2009 and 2010, respectively.
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
     We account for income taxes using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. We recognize interest and penalties related to income tax matters in income tax expense. All of our unrecognized tax benefit liability would affect our effective tax rate if recognized. We do not expect our unrecognized tax benefit liability as of December 31, 2010 to change significantly over the next 12 months.
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

     In evaluating our revenues, we analyze them in two categories: recurring revenues and non-recurring revenues.
•	Recurring revenues include those product revenues that recur each year, assuming that clients renew their contracts. These revenues include revenues from the licensing of all of our software products, hosting arrangements, subscription fees from customers accessing our on-demand application services, student support services and enhanced support and maintenance contracts related to our software products, including certain professional services performed by our professional services groups.

•	Non-recurring revenues include those product revenues that do not contractually recur. These revenues include certain hardware components of our Blackboard Transact products, certain third-party hardware and software sold to our clients in conjunction with our software licenses, professional services, fees from our off-campus payment merchant program and certain sales of licenses, as well as the supplies and commissions we earn from publishers related to digital course supplement downloads.
     Many of our product revenues are recognized ratably over the contract term, which is typically one year. As a result, in the case of both recurring revenues and non-recurring revenues, an increase or decrease in the revenues in one period may be attributable primarily to increases or decreases in sales in prior periods. Unlike recurring revenues, which benefit both from new sales and from the renewal of previously existing sales, non-recurring revenues primarily reflect one-time sales that do not contractually renew.
     We adopted new accounting standards on January 1, 2010. Under these new accounting standards, we generally recognize the product revenues and cost of product revenues related to hardware and software sales in the Blackboard Transact product line upfront upon delivery of product to customers. Prior to the adoption of these new accounting standards, we generally recognized revenues on such sales ratably over the term of the agreement.
     Other factors that we consider in making strategic cash flow and operating decisions include cash flows from operations, capital expenditures, total operating expenses and earnings.
     Financial markets have not yet recovered from the significant dislocation experienced in connection with the severe global economic slowdown that began in 2008. While our subscription license model and our focus on educational institution clients has partially insulated us from the negative impact experienced by other technology companies, we were not unaffected by these developments.
     While our financial results for fiscal year 2010 were generally within our expectations, we believe that our financial results for 2010 would have been stronger had normal economic conditions prevailed during 2010. We believe that the economic slowdown and dislocation in the financial markets have caused some clients to delay their purchases with us causing a general lengthening of our sales cycles. Also, we believe that some clients may reduce or eliminate their purchases with us due to budgetary concerns and the uncertainty of operating in this environment. Budgetary restrictions are a particular concern for clients that rely on public funding as the budgets of many national, state or local governments have been negatively impacted by the economic slowdown and other factors. Though our products have often proven to be mission-critical applications to our clients, we expect the continuing economic disruption to significantly impact some of our clients, which could result in the loss of expected new sales or our failure to retain existing clients.
     In response to the changing economic climate, during 2010, we continued to manage our expenses more stringently. Similarly in 2011, we expect to continue to manage our expenses in response to our sales and financial performance through the year. In addition, our treasury policies favor lower-yielding investments, such as investments issued or backed by the U.S. Treasury, in order to mitigate investment risks. As the dislocation in the financial markets has continued, the yields on our investments have declined and reduced our interest income. We expect to continue to earn yields on our cash and cash equivalents for the foreseeable future at rates which are below historic rates, which will negatively impact our profitability.
     We believe that the full impact of the economic situation cannot currently be assessed and as a result, we will be required to make regular adjustments to our operating strategy in response to changing economic conditions.

Results of Operations
     The following table sets forth selected statements of operations data expressed as a percentage of total revenues for each of the periods indicated.

	Year Ended
	December 31,
	2008	2009	2010
Revenues:
Product	91%	91%	92%
Professional services	9	9	8

Total revenues	100	100	100
Operating expenses:
Cost of product revenues	24	24	24
Cost of professional services revenues	6	6	5
Research and development	13	12	12
Sales and marketing	29	26	27
General and administrative	17	15	15
Patent (proceeds) impairment and other costs	(1)	3	0
Amortization of intangibles resulting from acquisitions	12	9	9

Total operating expenses	100	95	92

Operating margin	0%	5%	8%

     The following table sets forth, for each component of revenues, the cost of these revenues expressed as a percentage of the related revenues for each of the periods indicated.

	Year Ended
	December 31,
	2008	2009	2010
Cost of product revenues	27%	27%	27%
Cost of professional services revenues	68%	57%	66%
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
     Our total revenues for the year ended December 31, 2010 were $447.3 million, representing an increase of $70.3 million, or 19%, as compared to $377.0 million for the year ended December 31, 2009.
     A detail of our total revenues by classification is as follows:

	Year Ended December 31,
	2009			2010
	Product	Professional		Product	Professional
	Revenues	Services Revenues	Total	Revenues	Services Revenues	Total
	(In millions)
	(Unaudited)
Recurring revenues	$299.7	$7.4	$307.1	$360.6	$7.7	$368.3
Non-recurring revenues	42.4	27.5	69.9	52.0	27.0	79.0

Total revenues	$342.1	$34.9	$377.0	$412.6	$34.7	$447.3

     Product revenues. Product revenues, including domestic and international, for the year ended December 31, 2010 were $412.6 million, representing an increase of $70.5 million, or 21%, as compared to $342.1 million for the year ended December 31, 2009. Recurring product revenues increased by $60.9 million, or 20%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This increase in recurring product revenues was primarily due to a $17.2 million increase in revenues recognized from Blackboard Learn enterprise licenses, which was attributable to current and prior period sales to new and existing clients, the continued shift of our existing clients from Blackboard Learn basic products to Blackboard Learn enterprise products and the cross-selling of other enterprise products to existing clients. Blackboard Learn enterprise products have additional functionality that is not available in Blackboard Learn basic products and consequently some Blackboard Learn basic product clients upgrade to Blackboard Learn enterprise products. Licenses of the enterprise version of Blackboard Learn products have higher average pricing, which normally results in at least twice the contractual value as compared to Blackboard Learn basic product licenses.
     Further, the increase in recurring product revenues resulted from a $11.1 million increase in hosting revenues, an $8.7 million increase in Blackboard Mobile product revenues, a $6.1 million increase resulting from the

Elluminate and Wimba acquisitions that closed in August 2010 and led to the launch of our Blackboard Collaborate product and a $3.6 million increase in our Blackboard Connect product, driven by our Saf-T-Net acquisition that closed in March 2010. The remaining increase in recurring product revenues relates to an increase in revenues from Blackboard Transact sales to new and existing clients, including an $8.6 million increase in recurring product revenues due to our early adoption on January 1, 2010 of the change in revenue recognition guidance under which more revenue is recognized upfront.
     The increase in non-recurring product revenues primarily relates to an increase in revenues from Blackboard Transact hardware and third-party hardware sales to new and existing clients, including a $5.7 million increase in non-recurring product revenues due to our early adoption of the change in revenue recognition guidance.
     Of our total revenues, our total international revenues for the year ended December 31, 2010 were $77.6 million, representing an increase of $8.4 million, or 12%, as compared to $69.2 million for the year ended December 31, 2009. International revenues as a percentage of total revenues decreased to 17% for the year ended December 31, 2010 from 18% for the year ended December 31, 2009 due to a higher rate of increase in domestic revenues associated with the increase in revenues for products that are generally only sold in the United States.
     International product revenues, which consist primarily of recurring product revenues, were $72.8 million for the year ended December 31, 2010, representing an increase of $8.8 million, or 14%, as compared to $64.0 million for the year ended December 31, 2009. The increase in international recurring product revenues was primarily due to an increase in international revenues from Blackboard Learn enterprise products and hosting resulting from prior period sales to new and existing clients. In addition, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.
     Professional services revenues. Professional services revenues for the year ended December 31, 2010 were $34.7 million, representing a decrease of $0.2 million, or 1%, as compared to $34.9 million for the year ended December 31, 2009. The decrease in professional services revenues was primarily attributable to the timing of delivery of service engagements. As a percentage of total revenues, professional services revenues for the years ended December 31, 2009 and 2010 were 9% and 8%, respectively.
     Cost of product revenues. Our cost of product revenues for the year ended December 31, 2010 was $110.1 million, representing an increase of $19.1 million, or 21%, as compared to $91.0 million for the year ended December 31, 2009. The increase in cost of product revenues was primarily due to an increase of $8.8 million in expenses related to hosting services due to the increase in the number of clients contracting for new hosting services and existing clients expanding their existing hosting arrangements. In addition, product costs related to Blackboard Transact sales increased by $7.6 million due to sales to new and existing clients, as well as our early adoption of the change in revenue recognition guidance under which more revenue and related costs are recognized upfront. The remaining increase was primarily due to increases in our technical support expenses associated with increased headcount and personnel costs to support an increase in licenses held by new and existing clients, including those associated with our acquisitions of Elluminate and Wimba. Cost of product revenues as a percentage of product revenues was 27% for each of the years ended December 31, 2009 and 2010.
     Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology was $10.6 million and $10.2 million for the years ended December 31, 2009 and 2010, respectively. This decrease was attributable to the completion of the amortization of acquired technology acquired in our acquisition of WebCT in 2006 and ANGEL in 2009, offset, in part, by the increase in amortization of acquired technology related to the acquisitions of Saf-T-Net, Elluminate and Wimba in 2010. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 29% for the year ended December 31, 2010 as compared to 30% for the year ended December 31, 2009.
     Cost of professional services revenues. Our cost of professional services revenues for the year ended December 31, 2010 was $22.7 million, representing an increase of $2.7 million, or 13%, as compared to $20.0 million for the year ended December 31, 2009. The increase in the cost of professional services revenues was primarily attributable to an increase in personnel-related costs associated with new professional service engagements sold in current and prior periods, as well as the inclusion of additional personnel associated with the acquisitions of Elluminate and Wimba in 2010. Cost of professional services revenues as a percentage of professional services revenues increased to 66% for the year ended December 31, 2010 from 57% for the year ended December 31, 2009.

     Research and development expenses. Our research and development expenses for the year ended December 31, 2010 were $55.0 million, representing an increase of $9.0 million, or 20%, as compared to $46.0 million for the year ended December 31, 2009. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the year ended December 31, 2010 as compared to the year ended December 31, 2009, including increased personnel-related costs associated with the inclusion of a full year of costs related to the acquisition of ANGEL in 2009, as well as inclusion of the acquisitions of Saf-T-Net, Elluminate and Wimba in 2010.
     Sales and marketing expenses. Our sales and marketing expenses for the year ended December 31, 2010 were $121.2 million, representing an increase of $22.4 million, or 23%, as compared to $98.8 million for the year ended December 31, 2009. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the year ended December 31, 2010 as compared to the year ended December 31, 2009, including increased personnel-related costs associated with the inclusion of a full year of costs related to the acquisition of ANGEL in 2009, as well as inclusion of the acquisitions of Saf-T-Net, Elluminate and Wimba in 2010.
     General and administrative expenses. Our general and administrative expenses for the year ended December 31, 2010 were $66.0 million, representing an increase of $9.6 million, or 17%, as compared to $56.4 million for the year ended December 31, 2009. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the year ended December 31, 2010 as compared to the year ended December 31, 2009, including increased personnel-related costs associated with the inclusion of a full year of costs related to the acquisition of ANGEL in 2009, as well as inclusion of the acquisitions of Saf-T-Net, Elluminate and Wimba in 2010. The increase in general and administrative expenses was also attributable to acquisition and integration-related expenses of approximately $5.0 million related to the 2010 acquisitions, as compared to approximately $2.5 million in acquisition and integration-related expenses for 2009, primarily attributable to the acquisition of ANGEL in 2009.
     Patent-related (proceeds) impairment and other costs. During the year ended December 31, 2009, we recorded a charge of approximately $3.5 million related to the reversal of a prior favorable judgment in our patent dispute with Desire2Learn, Inc. Additionally, during the year ended December 31, 2009, we recorded a non-cash charge of approximately $7.4 million as the result of impairment of capitalized patent costs due to the reversal of the judgment.
     Amortization of intangibles resulting from acquisitions. Our amortization of intangibles resulting from acquisitions for the year ended December 31, 2010 was $38.3 million, representing an increase of $3.3 million, or 10%, as compared to $35.0 million for the year ended December 31, 2009. This increase was attributable to amortization of certain intangible assets acquired following the ANGEL acquisition in 2009, as well as the Saf-T-Net, Elluminate and Wimba acquisitions in 2010 offset, in part, by the completion of the amortization of intangible assets acquired in connection with our acquisition of WebCT in 2006.
     Net interest expense. Our net interest expense for the year ended December 31, 2010 was $12.1 million, representing an increase of $0.3 million, or 3%, as compared to $11.8 million for the year ended December 31, 2009. Our net interest expense during 2009 and 2010 was primarily the result of the interest expense incurred on our convertible senior notes, which does not vary significantly from period to period. The year ended December 31, 2010 also includes $0.5 million in interest expense associated with our revolving credit facility entered into during 2010.
     Other income. Our other income for the year ended December 31, 2010 was $1.4 million, representing a decrease of $0.1 million, or 7%, as compared to $1.5 million for the year ended December 31, 2009. We previously held a common stock warrant to purchase up to 9.9% of the common shares of Presidium. In connection with our acquisition of Presidium during the year ended December 31, 2010, we remeasured our investment in the common stock warrant of Presidium at its acquisition-date fair value and recorded approximately $1.5 million of other income related to this fair value adjustment. During the year ended December 31, 2009, we recorded other income of $1.1 million as a fair value adjustment of the Presidium warrant due to an increase in the fair value of the underlying investment.

     The remaining changes in other income during 2009 and 2010 were related to the remeasurement of our foreign subsidiaries’ ledgers, which are denominated in the respective subsidiary’s local currency, into U.S. dollars.
     Benefit (provision) for income taxes. Our provision for income taxes for the year ended December 31, 2010 was $6.6 million, representing an increase of $5.9 million, as compared to our provision for income taxes of $0.7 million for the year ended December 31, 2009. This change was primarily due to an increase in our income before provision for income taxes for the year ended December 31, 2010, as compared to the year ended December 31, 2009. Our higher effective tax rate for the year ended December 31, 2010 was due to having a larger portion of our worldwide net income generated in the United States compared to lower tax jurisdictions in other countries. In addition, the impact on the tax rate from our available tax credits was greater for the year ended December 31, 2009 because our net income was lower in 2009 as compared to 2010. The provision for income taxes for the year ended December 31, 2010 includes $5.0 million in current income tax expense and $1.6 million in deferred income tax expense. Of the total income tax expense recognized, approximately $6.5 million related to U.S. federal and state income taxes and approximately $0.1 million related to international income tax expense.
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
     Our total revenues for the year ended December 31, 2009 were $377.0 million, representing an increase of $64.9 million, or 21%, as compared to $312.1 million for the year ended December 31, 2008.
     A detail of our total revenues by classification is as follows:

	Year Ended December 31,
	2008			2009
	Product	Professional		Product	Professional
	Revenues	Services Revenues	Total	Revenues	Services Revenues	Total
	(In millions)
	(Unaudited)
Recurring revenues	$240.0	$8.2	$248.2	$299.7	$7.4	$307.1
Non-recurring revenues	43.2	20.7	63.9	42.4	27.5	69.9

Total revenues	$283.2	$28.9	$312.1	$342.1	$34.9	$377.0

     Product revenues. Product revenues, including domestic and international, for the year ended December 31, 2009 were $342.1 million, representing an increase of $58.9 million, or 21%, as compared to $283.2 million for the year ended December 31, 2008. Recurring product revenues increased by $59.7 million, or 25%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This increase in recurring revenues was primarily due to a $19.5 million increase in revenues recognized for subscription fees from customers accessing our on-demand application services related to Blackboard Connect, which we acquired from NTI in January 2008. The increase was also due to an $18.1 million increase in revenues from Blackboard Learn enterprise licenses, which was attributable to current and prior period sales to new and existing clients, the continued shift of our existing clients from Blackboard Learn basic products to Blackboard Learn enterprise products and the cross-selling of other enterprise products to existing clients. Blackboard Learn enterprise products have additional functionality that is not available in Blackboard Learn basic products and consequently some Blackboard Learn basic product clients upgrade to Blackboard Learn enterprise products. Licenses of the enterprise version of Blackboard Learn products have higher average pricing, which normally results in at least twice the contractual value as compared to Blackboard Learn basic product licenses. The remaining increase in recurring ratable product revenues primarily resulted from a $13.8 million increase in hosting revenues and a $4.0 million increase in revenues related to our arrangements with our technology and content partners.
     Of our total revenues, our total international revenues for the year ended December 31, 2009 were $69.2 million, representing an increase of $8.3 million, or 14%, as compared to $60.9 million for the year ended December 31, 2008. International revenues as a percentage of total revenues decreased to 18% for the year ended December 31, 2009 from 20% for the year ended December 31, 2008 due to the increase in revenues from our Blackboard Connect product, which is primarily sold in the United States. International product revenues, which consist primarily of recurring product revenues, were $64.0 million for the year ended December 31, 2009, representing an increase of $7.8 million, or 14%, as compared to $56.2 million for the year ended December 31, 2008. The increase in international recurring ratable product revenues was primarily due to an increase in international revenues from Blackboard Learn enterprise products and hosting resulting from prior period sales to new and existing clients. In addition, the increase in international revenues also reflects our investment in increasing the size of our international sales force and international marketing efforts during prior periods, which expanded our international presence and enabled us to sell more of our products to new and existing clients in our international markets.
     Professional services revenues. Professional services revenues for the year ended December 31, 2009 were $34.9 million, representing an increase of $6.0 million, or 21%, as compared to $28.9 million for the year ended December 31, 2008. The increase in professional services revenues was primarily attributable to increased sales of consulting services. As a percentage of total revenues, professional services revenues were 9% for the year ended December 31, 2008 and 2009.
     Cost of product revenues. Our cost of product revenues for the year ended December 31, 2009 was $91.0 million, representing an increase of $15.7 million, or 21%, as compared to $75.2 million for the year ended December 31, 2008. The increase in cost of product revenues was primarily due to a $7.7 million increase in expenses related to hosting services due to the increase in the number of clients contracting for new hosting services or existing clients expanding their existing hosting arrangements and a $2.5 million increase in expenses incurred related to our Blackboard Connect product, including related telecommunications costs. The remaining increase was primarily due to increases in our technical support expenses associated with increased headcount and personnel costs to support increases in the number of licenses held by new and existing clients, including the addition of ANGEL’s technical support groups following the merger that closed in May 2009. Cost of product revenues as a percentage of product revenues were 27% for the years ended December 31, 2008 and 2009.
     Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles resulting from acquisitions. Amortization expense related to acquired technology was $17.8 million and $10.6 million for the years ended December 31, 2008 and 2009, respectively. This decrease was attributable to the completion of the amortization of acquired technology acquired in connection with our acquisition of WebCT in 2006 offset, in part, by amortization of acquired technology acquired following the ANGEL acquisition in May 2009. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 30% for the year ended December 31, 2009 as compared to 33% for the year ended December 31, 2008.
     Cost of professional services revenues. Our cost of professional services revenues for the year ended December 31, 2009 was $20.0 million, representing an increase of $0.5 million, or 2%, as compared to $19.6 million for the year ended December 31, 2008. Cost of professional services revenues as a percentage of professional services revenues decreased to 57% for the year ended December 31, 2009 from 68% for the year ended December 31, 2008. The increase in professional services revenues margin was primarily attributable to an increase in professional services revenues from new professional service engagements in current and prior periods.
     Research and development expenses. Our research and development expenses for the year ended December 31, 2009 were $46.0 million, representing an increase of $5.4 million, or 13%, as compared to $40.6 million for the year ended December 31, 2008. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the year ended December 31, 2009 as compared to the year ended December 31, 2008, including increased personnel-related costs associated with the inclusion of ANGEL following the ANGEL acquisition in May 2009 and NTI following the NTI acquisition in January 2008.
     Sales and marketing expenses. Our sales and marketing expenses for the year ended December 31, 2009 were $98.8 million, representing an increase of $7.7 million, or 8%, as compared to $91.1 million for the year ended December 31, 2008. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the year ended December 31, 2009 as compared to the year ended December 31, 2008 primarily due to the increased headcount following the ANGEL acquisition in May 2009 and the NTI acquisition in January 2008. Further, we incurred approximately $0.8 million in additional bad debt expense during the year ended December 31, 2009 as compared to the year ended December 31, 2008.
     General and administrative expenses. Our general and administrative expenses for the year ended December 31, 2009 were $56.4 million, representing an increase of $5.6 million, or 11%, as compared to $50.8 million for the year ended December 31, 2008. This increase was primarily attributable to approximately $2.5 million in acquisition and integration-related expenses primarily attributable to the ANGEL merger that closed in May 2009. The remaining increase relates to increased personnel-related costs due to higher average headcount during the year ended December 31, 2009 as compared to the year ended December 31, 2008 primarily due to the increased headcount following the ANGEL acquisition in May 2009 and the NTI acquisition in January 2008.
     Patent-related (proceeds) impairment and other costs. Our operating expenses were reduced during the year ended December 31, 2008 due to the $3.3 million payment from Desire2Learn in June 2008 in satisfaction of the judgment amount plus accrued interest arising from the patent litigation between us and Desire2Learn. During the year ended December 31, 2009, we recorded a $3.5 million expense related to the reversal of this judgment as the result of the outcome of an appeal by Desire2Learn. Additionally, during the year ended December 31, 2009, we recorded a non-cash impairment charge of $7.4 million related to previously capitalized patent costs due to the reversal of the 2008 judgment.
     Amortization of intangibles resulting from acquisitions. Our amortization of intangibles resulting from acquisitions for the year ended December 31, 2009 was $35.0 million, representing a decrease of $2.9 million, or 8%, as compared to $37.9 million for the year ended December 31, 2008. This decrease was attributable to the completion of the amortization of intangible assets acquired in connection with our acquisition of WebCT in 2006 offset, in part, by amortization of certain intangible assets acquired following the ANGEL acquisition in May 2009.
     Net interest expense. Our net interest expense for the year ended December 31, 2009 was $11.8 million, representing an increase of $1.6 million, or 16%, as compared to $10.2 million for the year ended December 31, 2008. This change was primarily attributable to decreased interest income during the year ended December 31, 2009 as compared to the year ended December 31, 2008 due to lower interest yields and lower average interest-bearing cash and cash equivalent balances.
     Other income. Our other income for the year ended December 31, 2009 was $1.5 million, representing a decrease of $2.7 million, or 65%, as compared to $4.1 million for the year ended December 31, 2008. We held a common stock warrant in an entity that provides technology support services to educational institutions, including our customers, to purchase 19.9% of the shares of the entity. In connection with an equity transaction between this entity and a venture capital firm, we exercised approximately one-half of our warrant and sold the related shares to the venture capital firm for approximately $2.0 million on July 1, 2008. We recorded the fair value of the common stock warrant as investment in common stock warrant on our consolidated balance sheets based on the entity’s implied value upon closing of the equity transaction on July 1, 2008. We recorded other income of approximately $3.8 million during the year ended December 31, 2008 related to the fair value adjustment of the common stock warrant. On July 1, 2008, we entered into an amended common stock warrant agreement in which we can purchase up to 9.9% of the shares of the entity.
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
     The following table sets forth selected unaudited statement of operations and cash flow data for each of the quarters in the years ended December 31, 2009 and 2010.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
	(In thousands)
Total revenues	$86,448	$92,110	$98,408	$100,034
Total operating expenses	83,166	96,538	89,415	88,956
Income (loss) from operations	3,282	(4,428)	8,993	11,078
Net (loss) income	(37)	(4,072)	4,307	7,714
Net cash provided by operating activities	4,386	9,468	75,956	20,041

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
	(In thousands)
Total revenues	$101,066	$107,728	$120,822	$117,702
Total operating expenses	90,216	98,982	109,812	114,293
Income from operations	10,850	8,746	11,010	3,409
Net income	5,036	4,360	5,733	1,515
Net cash (used) provided by operating activities	(1,229)	(2,338)	68,049	47,110
     During the quarter ended June 30, 2009, we recorded a charge of approximately $3.5 million related to the reversal of the 2008 judgment in our patent dispute with Desire2Learn as the result of the outcome of an appeal by Desire2Learn. Additionally, during the quarter ended June 30, 2009, we recorded a non-cash impairment charge of $7.4 million related to previously capitalized patent costs due to the reversal of the 2008 judgment.
Liquidity and Capital Resources
Changes in Cash and Cash Equivalents
     Our cash and cash equivalents were $70.3 million at December 31, 2010 as compared to $167.4 million at December 31, 2009. The decrease in cash and cash equivalents was primarily the result of $220.6 million of cash used for acquisitions during 2010. Our cash and cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
     Net cash provided by operating activities. Our net cash provided by operating activities was $111.6 million during the year ended December 31, 2010, representing an increase of $1.7 million or 2%, as compared to $109.9 million during the year ended December 31, 2009. This was due to an increase for the year ended December 31, 2010 as compared to the year ended December 31, 2009, in net income of $8.7 million, deferred tax benefits of $4.5 million, stock-based compensation expense of $4.0 million and amortization of intangibles resulting from acquisitions of $3.3 million. These improvements in operating cash flow were partially offset by a decrease in net operating assets and liabilities of $12.5 million, net of the impact in acquired operating assets and liabilities. The changes in net operating assets during 2010 were driven by an increase in accounts receivable during the year as a result of the increase in sales to new and existing clients. The improvement in operating cash flow during 2010 was further offset by the one-time $7.4 million non-cash patent related impairment charge during 2009, with no comparable impact in 2010.

     Net cash used in investing activities. Our net cash used in investing activities was $242.1 million during the year ended December 31, 2010, representing an increase of $129.3 million, as compared to $112.8 million during the year ended December 31, 2009. This increase was due to the $220.6 million of cash used in the 2010 acquisitions of Saf-T-Net, Elluminate, Wimba and Presidium and the assets of iStrategy, as compared to $93.4 million used in the 2009 acquisitions of ANGEL and the assets of Terriblyclever. During the year ended December 31, 2010, cash expenditures for purchases of property and equipment were $21.6 million as compared to $18.9 million for the year ended December 31, 2009. Purchases of property and equipment represented approximately 5% of total revenues for each of the years ended December 31, 2009 and 2010.
     Net cash provided by financing activities. Our net cash provided by financing activities was $33.5 million during the year ended December 31, 2010, representing an increase of $4.9 million or 17%, as compared to $28.6 million during the year ended December 31, 2009. This increase was due to an increase in proceeds from the exercise of stock options. During the year ended December 31, 2010, we received $33.2 million in proceeds from the exercise of stock options as compared to $24.5 million during the year ended December 31, 2009.
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
     Net cash provided by operating activities. Our net cash provided by operating activities was $109.9 million during the year ended December 31, 2009, representing an increase of $30.1 million or 38%, as compared to $79.8 million during the year ended December 31, 2008. Accounts receivable decreased $13.4 million during the year ended December 31, 2009, net of the impact of acquired receivables related to the acquisition of ANGEL, due to the timing of certain client renewal invoicing, sales to new and existing clients during the current period, and strong collections, as compared to the prior year, in which accounts receivable increased by $19.2 million. For the year ended December 31, 2009, we recorded a non-cash impairment charge of $7.4 million related to previously capitalized patent costs due to the reversal of a 2008 patent judgment.
     Net cash used in investing activities. Our net cash used in investing activities was $112.8 million during the year ended December 31, 2009, representing a decrease of $45.8 million or 29%, as compared to $158.6 million during the year ended December 31, 2008. This decrease was the result of $93.4 million of cash used in the 2009 acquisitions of ANGEL and the assets of Terriblyclever, as compared to $133.0 million used in the 2008 acquisitions, which primarily related to the acquisition of NTI and excluded NTI merger costs that were paid in 2007. During the year ended December 31, 2009, cash expenditures for purchases of property and equipment were $18.9 million as compared to $24.0 million for the year ended December 31, 2008. Purchases of property and equipment represented approximately 8% and 5% of total revenues for the years ended December 31, 2008 and 2009, respectively.
     Net cash provided by financing activities. Our net cash provided by financing activities was $28.6 million during the year ended December 31, 2009, representing an increase of $14.7 million as compared to $13.9 million during the year ended December 31, 2008. This increase was due to an increase in proceeds from the exercise of stock options. During the year ended December 31, 2009, we received $24.5 million in proceeds from the exercise of stock options as compared to $11.2 million during the year ended December 31, 2008.
Notes Payable
     In June 2007, we issued and sold $165.0 million in aggregate principal amount of the Notes in a public offering. The Notes bear interest at a rate of 3.25% per year on the principal amount. Interest is payable semi-annually on January 1 and July 1. We made interest payments of $2.8 million on December 31, 2007 and $2.7 million on each of July 1, 2008, December 30, 2008, June 30, 2009, December 31, 2009, July 1, 2010 and December 30, 2010. The Notes will mature on July 1, 2027, subject to earlier conversion, redemption or repurchase.
     The Notes are convertible, under specified circumstances, into cash or a combination of cash and our common stock at an initial base conversion rate of 15.4202 shares of common stock per $1,000 principal amount of Notes. The base conversion rate represents an initial base conversion price of approximately $64.85. If at the time of conversion the applicable price of our common stock exceeds the base conversion price, the conversion rate will be increased by up to an additional 9.5605 shares of our common stock per $1,000 principal amount of Notes, as determined pursuant to a specified formula. In general, upon conversion of a Note, the holder of such Note will receive cash equal to the principal amount of the Note and our common stock for the Note’s conversion value in excess of such principal amount. The diluted earnings per share effect of the shares that would be issued will be accounted for only if the average market price of our common stock price during the period is greater than the Notes’ conversion price.

     Because the Notes contain an adjusting conversion rate provision based on our common stock price and anti-dilution adjustment provisions, at each reporting period, we evaluate whether any adjustments to the conversion price would alter the effective conversion rate from the stated conversion rate and result in an “in-the-money” conversion. Whenever an adjustment to the conversion rate results in an increase in the number of shares of common stock issuable upon conversion of the Notes, we would recognize a beneficial conversion feature in the period that such a determination is made and amortize it over the remaining life of the Notes. As of each of December 31, 2009 and 2010, there was no beneficial conversion feature under the Notes.
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
     If a make-whole fundamental change, as defined in the Notes, occurs prior to July 1, 2011, we may be required in certain circumstances to increase the applicable conversion rate for any Notes converted in connection with such fundamental change by a specified number of shares of our common stock. We may not redeem the Notes prior to July 1, 2011. On or after July 1, 2011, we may redeem the Notes, in whole at any time, or in part from time to time, at a redemption price, payable in cash, up to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any. Holders of the Notes may require us to repurchase some or all of the Notes on July 1, 2011, July 1, 2017 and July 1, 2022, or in the event of certain fundamental change transactions, at 100% of the principal amount on the date of repurchase, plus accrued and unpaid interest, if any, payable in cash. If such an event occurs, we would be required to pay the entire outstanding principal amount of $165.0 million in cash, in addition to any other rights that the investors may have under the Notes. As the first redemption date of the Notes is July 1, 2011, we classified the net carrying amount of the liability component of $162.3 million as part of current liabilities in our consolidated balance sheet as of December 31, 2010.
     The Notes are unsecured senior obligations and are effectively subordinated to all of our existing and future senior indebtedness to the extent of the assets securing such debt, and are effectively subordinated to all indebtedness and liabilities of our subsidiaries, including trade payables.
Revolving Credit Facility
     On August 4, 2010, we entered into a five-year $175.0 million senior secured revolving credit facility agreement, or Credit Agreement, with a syndicate of banks led by JPMorgan Chase Bank, N.A. as administrative agent. Any amounts that we may borrow under the Credit Agreement will be due and payable on August 4, 2015. We may optionally prepay amounts borrowed or otherwise reduce the credit facility commitments at any time without penalty. Borrowings under the Credit Agreement are available for general corporate purposes, which may include outstanding debt repayments and acquisitions. Amounts outstanding under the revolving credit facility bear interest at a variable interest rate set forth in the Credit Agreement equal to, at our election, (i) the Adjusted LIBO Rate, as defined in the Credit Agreement, plus a margin which will vary between 2.25% and 3.00% based on our Leverage Ratio, as defined in the Credit Agreement, or (ii) an Alternate Base Rate, as defined in the Credit Agreement, plus a margin which will vary between 1.25% and 2.00% based on our Leverage Ratio. Any overdue amounts under the Credit Agreement will bear interest at a rate per annum equal to 2% plus the rate otherwise applicable to such amount.
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
     As of December 31, 2010 and February 18, 2011, no amounts were outstanding under the credit facility.
Working Capital Needs
     We believe that our existing cash and cash equivalents, together with future cash expected to be provided by operating activities and amounts that may be borrowed under the revolving credit facility, will be sufficient to meet our working capital and capital expenditure needs over the next 12 months, as well as sufficient to repurchase some or all of the Notes, if required by the Holders, or, at our discretion, to redeem the Notes. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new products or services, the timing of enhancements to existing products and services and the timing of capital expenditures. Also, we may make investments in, or acquisitions of, complementary businesses, services or technologies, which could also require us to seek additional equity or debt financing. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all. From time to time we may use our existing cash to repurchase shares of our common stock, outstanding indebtedness or other outstanding securities. Any such repurchases would depend on market conditions, the market price of our common stock, and management’s assessment of our liquidity and cash flow needs.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements with unconsolidated entities or related parties, and, accordingly, there are no off-balance sheet risks to our liquidity and capital resources.
Obligations and Commitments
     As of December 31, 2010, minimum future payments under existing notes payable and noncancelable operating leases were as follows for the years below:

		Interest on
	Notes	Notes	Operating
	Payable	Payable	Leases
		(In thousands)
2011	$165,000	$2,659	$14,223
2012	—	—	14,517
2013	—	—	13,194
2014	—	—	11,550
2015	—	—	9,481
2016 and beyond	—	—	24,276

Total	$165,000	$2,659	$87,241

     We have categorized the Notes above assuming redemption on the first possible redemption date by the Holders of the Notes on July 1, 2011. If the Notes are not redeemed by the Holders of the Notes on July 1, 2011, the next possible redemption date by the Holders of the Notes is July 1, 2017.
     Our corporate headquarters office is located in Washington, D.C. We lease approximately 134,000 square feet of office space at this location under a lease expiring in June 2018. We also lease offices in Northern Virginia; Phoenix, Arizona; Lynnfield, Massachusetts; Owings Mills, Maryland; Los Angeles, California; San Francisco, California; Pleasanton, California; Indianapolis, Indiana; New York, New York; Raleigh, North Carolina; Rome, Georgia; Killeen, Texas; Somerset, Kentucky; Amsterdam, Netherlands; Vancouver, Canada; Calgary, Canada; Brno, Czech Republic; Cambridge, United Kingdom; Reading, United Kingdom; and Sydney, Australia.

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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Interest income on our cash and cash equivalents is subject to interest rate fluctuations. For the year ended December 31, 2010, a ten percent increase in interest rates would have increased interest income by approximately $12.5 million.
     We have accounts on our foreign subsidiaries’ ledgers which are maintained in the respective subsidiary’s local currency and remeasured into the U.S. dollar for reporting of our consolidated results. As a result, we are exposed to fluctuations in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we maintain foreign denominated balances, including the Canadian dollar, Euro, British pound, Japanese yen, Australian dollar and others. Because of such foreign currency exchange rate fluctuations, we recognized other expense of $0.1 million during the year ended December 31, 2010. For the year ended December 31, 2010, a ten percent adverse change in the prevailing exchange rates as of December 31, 2010 would not have had a material effect on our consolidated results of operations or financial condition.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Blackboard Inc.
     We have audited the accompanying consolidated balance sheets of Blackboard Inc. as of December 31, 2009 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blackboard Inc. at December 31, 2009 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for business combinations with the adoption of the guidance originally issued in FASB Statement No. 141(R), Business Combinations (codified in FASB ASC Topic 805, Business Combinations) effective January 1, 2009. As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and from Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements, effective January 1, 2010.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Blackboard Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, VA
February 18, 2011

BLACKBOARD INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2010
	(In thousands, except share and
	per share data)
Current assets:
Cash and cash equivalents	$167,353	$70,314
Accounts receivable, net of allowance for doubtful accounts of $1,184 and $994, respectively	69,098	89,914
Inventories	1,557	128
Prepaid expenses and other current assets	15,232	16,833
Deferred tax asset, current portion	2,692	5,818
Deferred cost of revenues	7,664	3,256

Total current assets	263,596	186,263
Deferred tax asset, noncurrent portion	18,188	14,976
Investment in common stock warrant	3,124	—
Restricted cash	3,923	5,741
Property and equipment, net	34,483	43,002
Other assets	1,453	1,582
Goodwill	328,858	478,937
Intangible assets, net	71,309	116,649

Total assets	$724,934	$847,150

Current liabilities:
Accounts payable	$2,360	$1,818
Accrued expenses	28,264	41,018
Deferred rent, current portion	1,021	450
Deferred revenues, current portion	186,702	211,752
Convertible senior notes, net of debt discount of $2,674	—	162,326

Total current liabilities	218,347	417,364
Convertible senior notes, net of debt discount of $8,823	156,177	—
Deferred rent, noncurrent portion	11,507	11,978
Deferred tax liability, noncurrent portion	1,474	3,502
Deferred revenues, noncurrent portion	5,957	6,223

Total liabilities	393,462	439,067

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 33,100,139 and 34,666,197 shares issued and outstanding, respectively	331	347
Additional paid-in capital	406,751	465,908
Accumulated other comprehensive income, net	—	794
Accumulated deficit	(75,610)	(58,966)

Total stockholders’ equity	331,472	408,083

Total liabilities and stockholders’ equity	$724,934	$847,150

See accompanying notes.

BLACKBOARD INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2009	2010
	(In thousands, except share and per share data)
Revenues:
Product	$283,258	$342,144	$412,641
Professional services	28,876	34,856	34,677

Total revenues	312,134	377,000	447,318
Operating expenses:
Cost of product revenues, excludes $17,803, $10,649 and $10,161, respectively, in amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below(1)	75,237	90,968	110,105
Cost of professional services revenues(1)	19,555	20,024	22,717
Research and development(1)	40,580	45,967	55,009
Sales and marketing(1)	91,076	98,751	121,190
General and administrative(1)	50,757	56,387	65,962
Patent-related (proceeds) impairment and other costs	(3,313)	10,984	—
Amortization of intangibles resulting from acquisitions	37,866	34,994	38,320

Total operating expenses	311,758	358,075	413,303

Income from operations	376	18,925	34,015
Other (expense) income, net:
Interest expense	(12,061)	(11,999)	(12,206)
Interest income	1,893	230	126
Other income	4,124	1,453	1,352

(Loss) income before (benefit) provision for income taxes	(5,668)	8,609	23,287
(Benefit) provision for income taxes	(3,732)	697	6,643

Net (loss) income	$(1,936)	$7,912	$16,644

Net (loss) income per common share:
Basic	$(0.06)	$0.25	$0.49

Diluted	$(0.06)	$0.24	$0.48

Weighted average number of common shares:
Basic	30,885,908	32,065,700	34,082,992

Diluted	30,885,908	33,100,858	34,848,896

(1) Includes the following amounts related to stock-based compensation:

Cost of product revenues	$949	$1,225	$1,205
Cost of professional services revenues	321	524	662
Research and development	777	1,018	1,177
Sales and marketing	5,984	6,101	8,067
General and administrative	7,096	7,091	8,870
See accompanying notes.

BLACKBOARD INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income, net	Deficit	Equity
		(In thousands, except share data)
Balance at December 31, 2007	29,196,807	$292	$275,567	$—	$(81,586)	$194,273
Net loss	—	—	—	—	(1,936)	(1,936)
Issuance of common stock upon exercise of options	584,593	6	11,147	—	—	11,153
Issuance of common stock upon NTI merger	1,508,338	15	52,736	—	—	52,751
Issuance of restricted stock	70,000	1	(1)	—	—	—
Excess tax benefits from exercise of stock options	—	—	2,107	—	—	2,107
Stock-based compensation expense	—	—	15,127	—	—	15,127

Balance at December 31, 2008	31,359,738	$314	$356,683	$—	$(83,522)	$273,475
Net income	—	—	—	—	7,912	7,912
Issuance of common stock upon exercise of options	1,167,951	11	24,484	—	—	24,495
Issuance of common stock upon ANGEL merger	469,028	5	13,886	—	—	13,891
Issuance of restricted stock	324,000	3	(3)	—	—	—
Treasury shares retired	(220,578)	(2)	(7,987)	—	—	(7,989)
Excess tax benefits from exercise of stock options	—	—	3,729	—	—	3,729
Stock-based compensation expense	—	—	15,959	—	—	15,959

Balance at December 31, 2009	33,100,139	$331	$406,751	$—	$(75,610)	$331,472
Net income	—	—	—	—	16,644	16,644
Foreign currency translation adjustments	—	—	—	794	—	794

Comprehensive income	—	—	—	794	16,644	17,438
Issuance of common stock upon exercise of options	1,292,522	13	33,172	—	—	33,185
Issuance of restricted stock	280,104	3	(3)	—	—	—
Treasury shares retired	(6,568)	—	—	—	—	—
Excess tax benefits from exercise of stock options	—	—	3,116	—	—	3,116
Convertible debt deferred tax adjustment (see Note 9)	—	—	2,891	—	—	2,891
Stock-based compensation expense	—	—	19,981	—	—	19,981

Balance at December 31, 2010	34,666,197	$347	$465,908	$794	$(58,966)	$408,083

See accompanying notes.

BLACKBOARD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2009	2010
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(1,936)	$7,912	$16,644
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income tax benefit	(8,113)	(5,889)	(1,408)
Excess tax benefits from exercise of stock options	(2,107)	(3,729)	(3,116)
Amortization of debt discount	6,366	6,254	6,406
Depreciation and amortization	15,703	18,887	20,050
Amortization of intangibles resulting from acquisitions	37,866	34,994	38,320
Change in allowance for doubtful accounts	161	258	(190)
Stock-based compensation	15,127	15,959	19,981
Patent-related impairment charge	—	7,447	—
Gain on investment in common stock warrant	(3,980)	(1,134)	(1,488)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(19,210)	13,371	(7,325)
Inventories	306	226	1,429
Prepaid expenses and other current assets	(2,696)	(6,404)	1,753
Deferred cost of revenues	(249)	(538)	4,409
Accounts payable	(4,018)	(277)	(3,580)
Accrued expenses	4,227	4,127	6,722
Deferred rent	9,675	1,224	(100)
Deferred revenues	32,713	17,163	13,085

Net cash provided by operating activities	79,835	109,851	111,592
Cash flows from investing activities
Purchases of property and equipment	(24,007)	(18,946)	(21,557)
Payments for capitalized patent enforcement costs	(3,552)	(414)	—
Proceeds from sale of investment in common stock warrant	1,990	—	—
Purchases of available-for-sale securities	—	(6,586)	—
Sales of available-for-sale securities	—	6,586	—
Acquisitions, net of cash acquired	(132,992)	(93,434)	(220,584)

Net cash used in investing activities	(158,561)	(112,794)	(242,141)
Cash flows from financing activities
Releases of letters of credit	1,184	3,800	180
Payments on letters of credit	(530)	(3,474)	(1,244)
Excess tax benefits from exercise of stock options	2,107	3,729	3,116
Payment for debt issuance costs	—	—	(1,727)
Proceeds from exercise of stock options	11,153	24,495	33,185

Net cash provided by financing activities	13,914	28,550	33,510
Net (decrease) increase in cash and cash equivalents	(64,812)	25,607	(97,039)
Cash and cash equivalents at beginning of year	206,558	141,746	167,353

Cash and cash equivalents at end of year	$141,746	$167,353	$70,314

Supplemental cash flow information
Cash paid for interest	$5,652	$5,745	$5,800
Cash paid for income taxes	6,243	3,263	6,849
See accompanying notes.

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
1. Nature of Business and Organization
     Blackboard Inc. (the “Company”) is a leading provider of enterprise software applications and related services to the education industry. The Company’s clients include colleges, universities, schools and other education providers, textbook publishers and student-focused merchants who serve these education providers and their students, and corporate and government clients. The Company’s software applications are delivered in six product lines: Blackboard Learntm; Blackboard Transacttm; Blackboard Connecttm; Blackboard Mobiletm; Blackboard Collaboratetm; and Blackboard Analyticstm. The Company also offers application hosting for clients who prefer to outsource the management of their Blackboard Learn systems, and the Blackboard Student ServicesSM offering, which includes student lifecycle management and IT support services. In addition, the Company offers a variety of professional services, including strategic consulting, project management, custom application development and training.
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

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth the Company’s assets and liabilities that were measured at fair value as of December 31, 2009 and 2010, by level within the fair value hierarchy (in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents(1)	$137,748	$137,748	$—	$—
Investment in common stock warrant	3,124	—	—	3,124

Total assets	$140,872	$137,748	$—	$3,124

Liabilities:
Convertible senior notes(2)	$169,125	$169,125	$—	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents(1)	$40,009	$40,009	$—	$—

Liabilities:
Convertible senior notes(2)	$169,538	$169,538	$—	$—

(1)	Cash equivalents consist of money market funds with original maturity dates of less than three months for which the fair value is based on quoted market prices.

(2)	The fair value of the Company’s convertible senior notes is based on the quoted market price.
     Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value when they are considered to be impaired. During the years ended December 31, 2008, 2009 and 2010, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.
     The following table provides a reconciliation of the beginning and ending balances for the major class of assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Investment in
Common Stock
Warrant
Balance on December 31, 2008	$—
Transfers in and/or (out) of Level 3	1,990
Total gains (losses) realized / unrealized included in earnings	1,134
Purchases, sales, issuances and settlements, net	—

Balance on December 31, 2009	$3,124
Transfers in and/or (out) of Level 3	—
Total gains (losses) realized / unrealized included in earnings	1,488
Purchases, sales, issuances and settlements, net	(4,612)

Balance on December 31, 2010	$—

     During the year ended December 31, 2009, the Company transferred its investment in a common stock warrant of Presidium Inc. (“Presidium”) out of Level 2 to Level 3. The classification of an instrument as Level 2 versus

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Level 3 involves judgment based on a variety of subjective factors, including determining whether a market is considered inactive based on an evaluation of the frequency and size of transactions occurring in a certain financial instrument or similar class of financial instruments. Determining an inactive market requires a judgmental evaluation that includes comparing the recent trading activities to historical experience. During the year ended December 31, 2009, the Company determined that although some market data was available, the investment in the common stock warrant was principally valued using the Company’s own assumptions in calculating the estimate of fair value including a discounted cash flow and comparable company analysis.
     The Company discloses fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for accounts receivable, accounts payable and accrued expenses.
Investment in Common Stock Warrant
     The Company held a warrant to purchase common stock in Presidium, an entity that provides technology support services to educational institutions, including the Company’s customers, that was exercisable for 9.9% of the common shares of Presidium. This common stock warrant met the definition of a derivative and during the year ended December 31, 2009 other income of approximately $1.1 million was recorded in the Company’s consolidated statements of operations related to the fair value adjustment of the common stock warrant. In determining the fair value of the common stock warrant, the Company determined that although some market data was available, the investment in the common stock warrant was principally valued using the Company’s assumptions in calculating the estimate of fair value including a discounted cash flow and comparable company analysis. The fair value of the common stock warrant of approximately $3.1 million was recorded as investment in common stock warrant on the Company’s consolidated balance sheets as of December 31, 2009.
     The Company evaluated the fair value of this instrument on a quarterly basis. In connection with the Company’s acquisition of Presidium in December 2010, the Company remeasured its investment in the common stock warrant of Presidium at its acquisition-date fair value of $4.6 million. In determining the acquisition-date fair value of the common stock warrant, the Company considered comparable market transactions, as well as other measures, including the existence of a control premium, that the Company evaluated in calculating fair value. The Company recorded approximately $1.5 million in other income in the consolidated statements of operations related to this fair value adjustment and the Company recognized the settlement of this investment as a reduction of the merger consideration paid by the Company. With the exercise of this warrant, the Company no longer has any assets subject to fair value measurements classified as Level 3.
Restricted Cash
     As of December 31, 2009 and 2010, $3.9 million and $5.7 million, respectively, of cash was pledged as collateral on outstanding letters of credit primarily related to office space lease obligations. Generally, the restrictions lapse at the termination of the respective lease obligation.
Foreign Currency Translation
     The functional currencies of the Company’s foreign subsidiaries are local currencies and the U.S. dollar. The Company remeasures the monetary assets and liabilities of its foreign subsidiaries, which are maintained in the local currency ledgers, at the rates of exchange in effect at the end of the reporting period. Revenues and expenses recorded in the local currency during the period are translated using average exchange rates for each period. Non-monetary assets and liabilities are translated using historical rates. For the Company’s foreign subsidiaries using the U.S. dollar as the functional currency, resulting adjustments from the remeasurement process are included in other (expense) income in the Company’s consolidated statements of operations. For the Company’s foreign subsidiaries using the local currency as the functional currency, resulting adjustments from the remeasurement process are included in accumulated other income, net in the Company’s consolidated balance sheets.

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
     With respect to accounts receivable, the Company performs ongoing evaluations of its customers, generally grants uncollateralized credit terms to its customers, and maintains an allowance for doubtful accounts based on historical experience and management’s expectations of future losses. As of and for the years ended December 31, 2008, 2009 and 2010, there were no significant concentrations with respect to the Company’s consolidated revenues or accounts receivable.
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
     The following activity occurred in the allowance for doubtful accounts during the years ended December 31, 2008, 2009 and 2010:

	2008	2009	2010
	(In thousands)
Beginning balance	$765	$926	$1,184
Additions	531	1,313	878
Reductions	(370)	(1,055)	(1,068)

Ending balance	$926	$1,184	$994

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
Business Combinations
     The Company recognizes all of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Acquisition-related transaction costs, including investment banking, legal and accounting fees, and other external costs directly related to the transaction are recognized separately from the acquisition and expensed as incurred in general and administrative expenses in the consolidated statements of operations. Restructuring costs are expensed in periods subsequent to the acquisition date. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in valuation allowance or uncertain tax positions are recognized as a reduction or increase to income tax expense or as a direct adjustment to additional paid-in capital as required. For acquisitions prior to 2009, acquisition-related costs were capitalized as part of purchase price.
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
     Intangible assets with definite lives are amortized over the estimated useful lives of the assets as follows:

	Useful Lives	Method
Acquired technology	3 to 5 years	Straight-line
Contracts and customer lists	3 to 10 years	Various
Non-compete agreements	Term of agreement	Straight-line
Trademarks and domain names	3 years	Straight-line
Patents and related costs	Life of patent	Straight-line
Impairment of Long-Lived Assets
     The Company evaluates the recoverability of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
be held and used is measured by a comparison of the carrying amount of any asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the difference between the fair value of the asset compared to its carrying amount.
Revenue Recognition and Deferred Revenue
     The Company’s revenues are derived from two sources: product sales and professional services sales. Product revenues include software license fees, subscription fees from customers accessing its on-demand application services, student support services, hardware, premium support and maintenance, and hosting revenues. Professional services revenues include training and consulting services. The Company’s software does not require significant modification and customization services. Where services are not essential to the functionality of the software, the Company begins to recognize software licensing revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collectibility is probable.
     The Company does not have vendor-specific objective evidence (“VSOE”) of fair value for support and maintenance and hosting separate from software for the majority of its products. Accordingly, when licenses are sold in conjunction with the Company’s support and maintenance and hosting, license revenue is recognized over the term of the service period. When licenses of certain offerings are sold in conjunction with support and maintenance and hosting where the Company does have VSOE, the Company recognizes the license revenue upon delivery of the license and recognizes the support and maintenance and hosting revenues over the term of the service period.
     Software and hosting set-up fees are recognized ratably over the term of the agreements.
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
     As a result of the adoption of this new accounting guidance, the product revenues and cost of product revenues related to hardware and software sales in the Blackboard Transact product line will generally be recognized upfront upon delivery of the product to the customer. Product revenues in the Blackboard Transact product line generally consist of hardware, software and support. Generally, the consideration allocated to the hardware and software deliverables is determined using a best estimate of selling price which the Company estimates based on an analysis of market data and the Company’s internal cost to deliver each element. Generally, the consideration allocated to the support deliverable is based on third party evidence. During the year ended December 31, 2010, the Company recognized product revenues of approximately $35.2 million under this new accounting guidance, which related to ratable and non-ratable revenue streams and is comprised of arrangements executed or significantly modified after December 31, 2009. In addition, approximately $3.9 million is recorded as deferred revenues on the consolidated balance sheet as of December 31, 2010 related to these arrangements executed or significantly modified after December 31, 2009. The effect of changes in either selling price or the method or assumptions used to determine selling price for a specific deliverable could have a material effect on the allocation of the overall consideration of an arrangement.
     As a result of the adoption of this new accounting guidance, revenues, income from operations, net income and basic and diluted earnings per share are approximately $14.3 million, $11.0 million, $7.9 million, $0.23 and $0.23, respectively, higher during the year ended December 31, 2010 than if the Company had accounted for these

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
sales under the accounting guidance in effect prior to January 1, 2010. The Company expects the adoption of this new accounting guidance to continue to have a material effect on the Company’s consolidated results of operations and financial condition.
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
Cost of Revenues and Deferred Cost of Revenues
     Cost of revenues includes all direct materials, direct labor, direct shipping and handling costs, telecommunications costs related to the Blackboard Connect product, and those indirect costs related to revenue such as indirect labor, materials and supplies, equipment rent, and amortization of software developed internally and software license rights. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles acquired in acquisitions. Amortization expense related to acquired technology was $17.8 million, $10.6 million and $10.2 million for the years ended December 31, 2008, 2009 and 2010, respectively.
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
Software Development Costs
     Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized to the extent that the capitalizable costs do not exceed the realizable value of such costs, until the product is available for general release to customers. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical performance requirements. Under the Company’s definition, establishing technological feasibility is considered complete only after the majority of client testing and feedback has been incorporated into product functionality. As of December 31, 2009 and 2010, the Company has total net book value of capitalized software of $0.8 million and $0.9 million, respectively, which is amortized over two years. The Company amortized software development costs of $0.7 million, $0.7 million and $0.8 million for the years ended December 31, 2008, 2009 and 2010, respectively. Capitalized software is included in property and equipment in the Company’s consolidated balance sheets.
Advertising
     The Company expenses advertising as incurred. Advertising expense was $2.5 million, $2.8 million and $5.2 million for the years ended December 31, 2008, 2009 and 2010, respectively.
Stock Options
     The Company recognizes compensation expense for share-based awards based on estimated fair values on the date of grant. The weighted average fair value of the options at the date of grant during 2008, 2009 and 2010 was

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$12.48, $12.81 and $15.59, respectively. The fair value of options vested during the years ended December 31, 2008, 2009 and 2010 was approximately $16.0 million, $12.8 million and $15.2 million, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the years ended December 31, 2008, 2009 and 2010:

	Year Ended December 31,
	2008	2009	2010
Dividend yield	0%	0%	0%
Expected volatility	40.0%	47.3%	44.7%
Average risk-free interest rate	2.78%	1.88%	2.13%
Expected life of options	4.9 years	4.9 years	4.7 years
Forfeiture rate	11.5%	15.1%	12.9%
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
     Expected life of the options — The period of time that the equity grants are expected to remain outstanding. For grants that have been exercised, the Company uses actual exercise data to estimate option exercise timing. For grants that have not been exercised, the Company generally uses the midpoint between the end of the vesting period and the contractual life of the grant to estimate option exercise timing. Options granted during the years ended December 31, 2008, 2009 and 2010 have a maximum term of eight years.
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
     The compensation expense that has been recognized in the consolidated statements of operations for the Company’s stock option plans for the years ended December 31, 2008, 2009 and 2010 was $15.1 million, $16.0 million and $20.0 million, respectively. The related excess tax benefits recognized for the years ended December 31, 2008, 2009 and 2010 were $2.1 million, $3.7 million and $3.1 million, respectively, and are classified as a financing cash inflow with a corresponding operating cash outflow. For stock subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation expense by period.
     The weighted average remaining contractual life for all options outstanding under the Company’s stock incentive plans at December 31, 2009 and 2010 were 5.6 and 5.5 years, respectively. The weighted average remaining contractual lives for exercisable stock options at December 31, 2009 and 2010 were 4.7 and 4.6 years, respectively. As of December 31, 2010, there was approximately $26.5 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s option plans. The cost is expected to be recognized through December 2014 with a weighted average recognition period of approximately 1.3 years.
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

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of December 31, 2010, there was approximately $20.9 million of total unrecognized compensation cost related to unvested restricted stock and restricted stock unit awards granted under the Company’s stock incentive plans. The cost is expected to be recognized through December 2015 with a weighted average recognition period of approximately 2.1 years.
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
     The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net (loss) income per common share:

	Year Ended December 31,
	2008	2009	2010
	(In thousands, except share and per share amounts)
Basic net (loss) income per common share:
Net (loss) income	$(1,936)	$7,912	$16,644

Weighted average shares outstanding	30,885,908	32,065,700	34,082,992

Basic net (loss) income per common share	$(0.06)	$0.25	$0.49

Diluted net (loss) income per common share:
Net (loss) income	$(1,936)	$7,912	$16,644

Weighted average basic shares outstanding	30,885,908	32,065,700	34,082,992
Dilutive effect of:
Stock options related to the purchase of common stock	—	1,035,158	765,904

Weighted average diluted shares outstanding	30,885,908	33,100,858	34,848,896

Diluted net (loss) income per common share	$(0.06)	$0.24	$0.48

     The dilutive effect of restricted stock and options of 4,864,260, 2,615,341 and 2,026,534 were not included in the computation of diluted net (loss) income per common share for the years ended December 31, 2008, 2009 and 2010, respectively, as their effect would be anti-dilutive. In addition, the dilutive effect of the shares of common stock issuable upon conversion at the base conversion price of the Company’s Convertible Senior Notes of 2,544,333 were not included in the computation of diluted net (loss) income per common share for each of the years ended December 31, 2008, 2009 and 2010, as their effect would be anti-dilutive.
Comprehensive Net Income (Loss)
     Comprehensive net income (loss) includes net income (loss), combined with unrealized gains and losses not included in earnings and reflected as a separate component of stockholders’ equity. For the Company, such items consist of foreign currency translation gains and losses, which were $0.8 million for the year ended December 31, 2010, representing the difference between net income and comprehensive net income for the period. There were no differences between net income (loss) and comprehensive net income (loss) for the years ended December 31, 2008 and 2009.
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

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
business or separate business entities with respect to its products or product development. Accordingly, the Company does not accumulate discrete financial information with respect to separate product lines and does not have separately reportable segments.
     Substantially all of the Company’s material identifiable assets are located in the United States. Revenues derived from international sales were $60.9 million, $69.2 million and $77.6 million for the years ended December 31, 2008, 2009 and 2010, respectively. The Company’s international sales are predominantly denominated in U.S. dollars.
3. Mergers and Acquisitions
Presidium, Inc. Merger
     On December 30, 2010, the Company completed a merger with Presidium pursuant to an Agreement and Plan of Merger and Reorganization dated December 22, 2010. Pursuant to the Agreement and Plan of Merger and Reorganization, the Company paid merger consideration of approximately $57.1 million. The effective cash portion of the purchase price of Presidium before transaction costs of approximately $0.2 million was $53.0 million, net of proceeds from the Company’s common stock warrant in Presidium. The transaction costs are reflected in general and administrative expenses in the consolidated statements of operations.
     Presidium is a provider of student lifecycle management services for admissions and enrollment and financial aid, as well as IT and helpdesk support for students and faculty for various learning management systems and other institutional technologies. The Company believes the merger with Presidium supports the Company’s long-term strategic direction and the demands for innovative technology in the education industry and will help the Company meet the growing demands of its clients, including the ability to provide complete student lifecycle management solutions.
     The Company has accounted for the merger under the acquisition method of accounting. Of the total estimated purchase price of $57.1 million, a preliminary estimate of $2.2 million was allocated to net tangible liabilities assumed, and $20.2 million was allocated to definite-lived intangible assets acquired. Definite-lived intangible assets of $20.2 million consist of the value assigned to Presidium’s customer relationships of $19.3 million and developed and core technology of $0.9 million. The Company will amortize the value of Presidium’s customer relationships on a straight-line basis over ten years and the developed and core technology on a straight-line basis over three years. Amortization of customer relationships and developed and core technology is not deductible for tax purposes. Approximately $39.5 million has been allocated to goodwill and is not deductible for tax purposes. Goodwill represents factors including expected synergies from combining operations.
      The value assigned to Presidium’s customer relationships was determined by discounting the estimated cash flows associated with the existing customers as of the date the merger was consummated taking into consideration estimated attrition of the existing customer base. The estimated cash flows were based on revenues for those existing customers net of operating expenses and net of capital charges for other tangible and intangible assets that contribute to the projected cash flow from those customers. The projected revenues were based on assumed revenue growth rates and customer renewal rates. Operating expenses were estimated based on the supporting infrastructure expected to sustain the assumed revenue growth rates. Net capital charges for assets that contribute to projected customer cash flow were based on the estimated fair value of those assets. A discount rate of 11.5% was deemed appropriate for valuing the existing customer base and was based on the risks associated with the respective cash flows taking into consideration the Company’s weighted average cost of capital.
     The unaudited pro forma financial information for the years ended December 31, 2009 and 2010 in the table below does not include revenue and net (loss) income for Presidium as the results are immaterial.
iStrategy, LLC Asset Purchase
     On December 17, 2010, the Company acquired the business assets of iStrategy, LLC (“iStrategy”) pursuant to an Asset Purchase Agreement dated December 17, 2010. Pursuant to the Asset Purchase Agreement, the Company paid cash consideration of approximately $12.5 million before transaction costs of approximately $0.1 million. The transaction costs are reflected in general and administrative expenses in the consolidated statements of operations.
     iStrategy provides a platform for data models, dashboards, analytics and business intelligence solutions for higher education. The Company believes the acquisition supports the Company’s long-term strategic direction and the demands for innovative technology in the education industry and will help the Company meet the growing demands of its clients, including the ability to provide operational data analysis and reporting.
     The Company has accounted for the merger under the acquisition method of accounting. Of the total estimated purchase price of $12.5 million, a preliminary estimate of $0.5 million was allocated to net tangible liabilities assumed, and $2.5 million was allocated to definite-lived intangible assets acquired. Definite-lived intangible assets of $2.5 million consist of the value assigned to iStrategy’s customer relationships of $1.6 million and developed and core technology of $0.9 million. The Company will amortize the value of iStrategy’s customer relationships over ten years and the developed and core technology over five years. Approximately $10.5 million has been allocated to goodwill and represents factors including expected synergies from combining operations.

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The unaudited pro forma financial information for the years ended December 31, 2009 and 2010 in the table below does not include revenue and net (loss) income for iStrategy as the results are immaterial.
Wimba, Inc. Merger
     On August 5, 2010, the Company completed a merger with Wimba, Inc. (“Wimba”) pursuant to an Agreement and Plan of Merger dated July 2, 2010. Pursuant to the Agreement and Plan of Merger, the Company paid merger consideration of approximately $59.6 million. The effective cash portion of the purchase price of Wimba before transaction costs of approximately $0.6 million was $57.5 million, net of Wimba’s August 5, 2010 cash balance of $2.1 million. The transaction costs are reflected in general and administrative expenses in the consolidated statements of operations. The Company has included the financial results of Wimba in its consolidated financial statements beginning August 6, 2010.
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
     Preliminary Purchase Price Allocation
     The Company has accounted for the merger under the acquisition method of accounting. Under the acquisition method of accounting, the total preliminary purchase price of $59.6 million was allocated to Wimba’s net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of August 5, 2010. The Company recorded the excess of the purchase price over the net tangible assets and identifiable intangible assets as goodwill. The preliminary allocation of the purchase price shown in the table below was based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to income and non-income based taxes. The preliminary estimated purchase price is allocated as follows (in thousands):

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

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Elluminate, Inc. Merger
     On August 4, 2010, the Company completed a merger with Elluminate, Inc. (“Elluminate”) pursuant to an Arrangement Agreement dated July 2, 2010. Pursuant to the Arrangement Agreement, the Company paid merger consideration of approximately $59.5 million. The effective cash portion of the purchase price of Elluminate before transaction costs of approximately $1.0 million was $58.4 million, net of Elluminate’s August 4, 2010 cash balance of $1.1 million. The transaction costs are reflected in general and administrative expenses in the consolidated statements of operations. The Company has included the financial results of Elluminate in its consolidated financial statements beginning August 5, 2010.
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
     Preliminary Purchase Price Allocation
     The Company has accounted for the merger under the acquisition method of accounting. Under the acquisition method of accounting, the total preliminary purchase price of $59.5 million was allocated to Elluminate’s net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of August 4, 2010. The Company recorded the excess of the purchase price over the net tangible liabilities and identifiable intangible assets as goodwill. The preliminary allocation of the purchase price shown in the table below was based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to income and non-income based taxes. The preliminary estimated purchase price is allocated as follows (in thousands):

Cash and cash equivalents	$1,060
Accounts receivable	5,161
Prepaid expenses and other current assets	1,176
Property and equipment	1,030
Accounts payable	(657)
Accrued liabilities	(3,734)
Deferred tax liabilities, net	(6,270)
Deferred revenue	(2,747)

Net tangible liabilities assumed	(4,981)
Definite-lived intangible assets acquired	24,190
Goodwill	40,243

Total estimated purchase price	$59,452

     Prior to the end of the measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Of the total estimated purchase price, a preliminary estimate of $5.0 million has been allocated to net tangible liabilities assumed, and $24.2 million has been allocated to definite-lived intangible assets acquired. Definite-lived intangible assets of $24.2 million consist of the value assigned to Elluminate’s customer relationships of $18.2 million, developed and core technology of $3.7 million, and trademarks of $2.3 million.
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
     Of the total estimated purchase price, approximately $40.2 million has been allocated to goodwill and is not deductible for tax purposes. Goodwill represents factors including expected synergies from combining operations and is the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill will not be amortized but instead will be tested for impairment at least annually (or more frequently if indicators of impairment arise). In the event that management determines that the goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.
     As a result of the acquisition of Elluminate, the Company recorded a net deferred tax liability of approximately $6.3 million in its preliminary purchase price allocation. This balance is comprised of approximately $7.9 million in deferred tax liabilities resulting primarily from the estimated amortization expense of identified intangibles and approximately $1.6 million in deferred tax assets that relate primarily to Canadian tax credits and net operating loss carryforwards.

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Preliminary Purchase Price Allocation
     The Company has accounted for the merger under the acquisition method of accounting. Under the acquisition method of accounting, the total estimated purchase price of $34.4 million was allocated to Saf-T-Net’s net tangible liabilities and intangible assets based on their estimated fair values as of March 19, 2010. The Company recorded the excess of the purchase price over the net tangible liabilities and identifiable intangible assets as goodwill. The preliminary allocation of the purchase price shown in the table below was based upon management’s preliminary valuation, which was based on estimates and assumptions that are subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to income and non-income based taxes. The preliminary estimated purchase price is allocated as follows (in thousands):

Cash and cash equivalents	$238
Accounts receivable	468
Prepaid expenses and other current assets	30
Property and equipment	14
Accounts payable	(1,459)
Other accrued liabilities	(586)
Deferred tax liabilities, net	(2,981)
Deferred revenue	(2,835)

Net tangible liabilities acquired	(7,111)
Definite-lived intangible assets acquired	15,680
Goodwill	25,826

Total estimated purchase price	$34,395

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
   Prior to the end of the measurement period for finalizing the purchase price allocation, if information becomes available that would indicate adjustments to the purchase price allocation are required, any such adjustments will be included in the purchase price allocation retrospectively.
     Of the total estimated purchase price, a preliminary estimate of $7.1 million has been allocated to net tangible liabilities acquired, and $15.7 million has been allocated to definite-lived intangible assets acquired. Definite-lived intangible assets consist of the value assigned to Saf-T-Net’s customer relationships of $12.7 million, developed and core technology of $2.3 million, and trademarks of $0.7 million.
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
     Of the total estimated purchase price, approximately $25.8 million has been allocated to goodwill and is not deductible for tax purposes. Goodwill represents factors including expected synergies from combining operations and is the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill will not be amortized but instead will be tested for impairment at least annually (or more frequently if indicators of impairment arise). In the event that management determines that the goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.
     As a result of the Saf-T-Net merger, the Company recorded a net deferred tax liability of approximately $3.0 million in its preliminary purchase price allocation. This balance is comprised of approximately $5.8 million in deferred tax liabilities resulting primarily from the estimated amortization expense of identified intangibles, and approximately $2.8 million in deferred tax assets that relate primarily to federal and state net operating loss carry forwards.

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Pro Forma Financial Information
     The unaudited financial information in the table below summarizes the combined results of operations of the Company, Saf-T-Net, Elluminate and Wimba on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The results for Presidium and iStrategy are not included in the table below as their results of operations were immaterial for the year ended December 31, 2010. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the mergers had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes amortization expense from acquired intangible assets, adjustments to interest expense, interest income and related tax effects.
     The unaudited pro forma financial information for the year ended December 31, 2010 combines the historical results for the Company for the year ended December 31, 2010, the historical results for Saf-T-Net for the period from January 1, 2010 to March 19, 2010, the historical results for Elluminate for the period from January 1, 2010 to August 4, 2010 and the historical results for Wimba for the period from January 1, 2010 to August 5, 2010. The unaudited pro forma financial information for the year ended December 31, 2009 combines the historical results for the Company for the year ended December 31, 2009 and the historical results for Saf-T-Net, Elluminate and Wimba for the same period and also gives effect to the Company’s merger with ANGEL Learning, Inc. (“ANGEL”) on May 8, 2009 as if all transactions had occurred on January 1, 2009.
     The consolidated financial results for the Company for the year ended December 31, 2010 include revenue and net income for Saf-T-Net for the period from March 20, 2010 to December 31, 2010 of $7.8 million and $0.3 million, respectively. The consolidated financial results for the Company for the year ended December 31, 2010 include revenue and net loss for Elluminate for the period from August 5, 2010 to December 31, 2010 of $6.2 million and $3.7 million, respectively. The consolidated financial results for the Company for the year ended December 31, 2010 include revenue and net loss for Wimba for the period from August 6, 2010 to December 31, 2010 of $4.0 million and $3.7 million, respectively.

	2009	2010
	(In thousands, except
	per share amounts)
	(Unaudited)
Total revenues	$430,399	$472,682
Net (loss) income	$(13,124)	$9,769
Basic net (loss) income per common share	$(0.41)	$0.29
Diluted net (loss) income per common share	$(0.41)	$0.28

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Terriblyclever Design, LLC Asset Purchase
     On July 10, 2009, the Company acquired the business assets of Terriblyclever Design, LLC (“Terriblyclever”), a provider of mobile software applications for the education industry and the creator of MobilEdutm, a suite of mobile web applications for the education industry. This acquisition is the foundation for the Company’s Blackboard Mobile platform. Blackboard Mobile enables educational institutions to deliver campus life services and content to mobile devices to connect students, parents, faculty, prospective students and alumni to the campus experience. The purchase price was $3.5 million in cash, of which $3.2 million was paid during the year ended December 31, 2009 and $0.3 million was paid in July 2010, plus up to $0.5 million in contingent payments, subject to certain adjustments.
     The merger was accounted for under the purchase method of accounting. Approximately $0.1 million of assets were acquired and approximately $0.1 million of liabilities were assumed. The assets acquired and liabilities assumed were recorded at their fair values as of July 10, 2009. Of the total purchase price, $1.8 million was allocated to definite-lived intangible assets acquired which consist of the value assigned to Terriblyclever’s customer relationships of $0.6 million and developed and core technology of $1.2 million. The Company amortizes the value of Terriblyclever’s customer relationships over five years and amortizes the developed and core technology over three years. Approximately $1.7 million of the purchase price was allocated to goodwill and represents factors including expected synergies from combining operations.
     The unaudited pro forma financial information for the year ended December 31, 2009 in the table above does not include revenue and net (loss) income for Terriblyclever as the results are immaterial.
ANGEL Learning, Inc. Merger
     On May 8, 2009, the Company completed its merger with ANGEL pursuant to the Agreement and Plan of Merger dated May 1, 2009. Pursuant to the Agreement and Plan of Merger, the Company paid merger consideration of $101.3 million, which includes $87.4 million in cash and $13.9 million in shares of the Company’s common stock, or approximately 0.5 million shares of common stock. The effective cash portion of the purchase price of ANGEL before transaction costs of approximately $1.5 million was approximately $80.8 million, net of ANGEL’s May 8, 2009 cash balance of approximately $6.6 million. The Company has included the financial results of ANGEL in its consolidated financial statements beginning May 9, 2009.
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
     The merger was accounted for under the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of May 8, 2009. Of the total purchase price of $101.3 million, approximately $0.4 million was allocated to net tangible liabilities acquired, and $36.8 million was allocated to definite-lived intangible assets acquired. Definite-lived intangible assets of $36.8 million consist of the value assigned to ANGEL’s customer relationships of $33.3 million, developed and core technology of $2.5 million, and trademarks of $1.0 million. Approximately $65.0 million was allocated to goodwill and represents factors including expected synergies from combining operations.
NTI Group, Inc. Merger
     On January 31, 2008, the Company completed its merger with NTI pursuant to the Agreement and Plan of Merger dated January 11, 2008. Pursuant to the Agreement and Plan of Merger, the Company paid merger consideration of $184.8 million, which included $140.1 million in cash and $44.7 million in shares of the Company’s common stock, or 1.3 million shares of common stock. The effective cash portion of the purchase price of NTI before transaction costs of approximately $3.0 million was approximately $138.5 million, net of NTI’s January 31, 2008 cash balance of approximately $1.6 million. The Company has included the financial results of NTI in its consolidated financial statements beginning February 1, 2008.

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The merger was accounted for under the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of January 31, 2008. During the year ended December 31, 2009, the Company recorded an adjustment to decrease goodwill and increase deferred tax assets by $1.6 million related to transaction costs from the NTI merger that are deductible for tax purposes. Of the total purchase price of $187.8 million, $141.4 million was allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill is not deductible for tax purposes. Definite-lived intangible assets were $60.3 million and consist of the value assigned to NTI’s customer relationships of $42.1 million, developed and core technology of $17.4 million and trademarks of $0.8 million. Net tangible liabilities acquired were $13.9 million.
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
4. Inventories
   Inventories consist of the following:

	December 31,
	2009	2010
	(In thousands)
Raw materials	$611	$33
Work-in-process	261	6
Finished goods	685	89

Total inventories	$1,557	$128

     During the year ended December 31, 2010, the Company entered into an arrangement for the third-party provision of hardware products directly to the Company’s clients, resulting in a decrease in the Company’s inventory as compared to the year ended December 31, 2009.
5. Property and Equipment
   Property and equipment consists of the following:

	December 31,
	2009	2010
	(In thousands)
Computer and office equipment	$68,060	$86,406
Software	33,958	39,378
Furniture and fixtures	2,322	3,771
Leasehold improvements	11,567	12,365

	115,907	141,920
Less accumulated depreciation and amortization	(81,424)	(98,918)

Total property and equipment, net	$34,483	$43,002

     Depreciation and amortization expense for the years ended December 31, 2008, 2009 and 2010 was $15.1 million, $18.5 million and $20.1 million, respectively.

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Goodwill and Intangible Assets
     Goodwill and intangible assets consist of the following:

	December 31,		Weighted-Average
	2009	2010	Amortization Period
	(In thousands)		(In years)
Goodwill	$328,858	$478,937

Acquired technology	$68,955	$79,354	3.0
Accumulated amortization	(59,849)	(69,236)

Acquired technology, net	9,106	10,118

Contracts and customer lists	130,675	194,234	6.0
Accumulated amortization	(69,388)	(96,052)

Contracts and customer lists, net	61,287	98,182

Trademarks and domain names	1,976	6,232	2.8
Accumulated amortization	(1,105)	(2,609)

Trademarks and domain names, net	871	3,623

Patents and related costs	101	5,601	10.5
Accumulated amortization	(56)	(875)

Patents and related costs, net	45	4,726

Intangible assets, net	$71,309	$116,649

     The increase in the Company’s goodwill during the year ended December 31, 2010 was due to the mergers and acquisitions described in Note 3.
     Intangible assets from acquisitions are amortized over three to ten years. Amortization expense related to intangible assets was approximately $37.9 million, $35.0 million and $38.3 million for the years ended December 31, 2008, 2009 and 2010, respectively. Amortization expense for the years ended December 31, 2011, 2012, 2013, 2014 and 2015 is expected to be approximately $30.9 million, $26.9 million, $17.3 million, $10.9 million and $9.0 million, respectively.
     During the year ended December 31, 2009, the Company capitalized $0.2 million in costs of defending and protecting patents, due to costs incurred in a suit against Desire2Learn, Inc. (“Desire2Learn”) in which the Company had alleged infringement of one of its patents. Amortization expense related to patent and related costs was approximately $0.6 million, $0.3 million and $0.8 million for the years ended December 31, 2008, 2009 and 2010, respectively.
     During the year ended December 31, 2009, the Company recorded a non-cash impairment charge of $7.4 million related to previously capitalized patent costs due to the reversal of the 2008 patent judgment against Desire2Learn. This charge is included in patent-related (proceeds) impairment and other costs on the consolidated statement of operations for the year ended December 31, 2009.
     During the year ended December 31, 2010, the Company invested in an acquisition of intangible assets, which will be amortized over ten years and eight months.
7. Credit Facilities and Notes Payable
     In June 2007, the Company issued and sold $165.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2027 (the “Notes”) in a public offering. The Notes bear interest at a rate of 3.25% per year on the principal amount, accruing from June 20, 2007. Interest is payable semi-annually on January 1 and July 1. The Company made interest payments of $2.8 million on December 31, 2007 and $2.7 million on each of July 1, 2008, December 30, 2008, June 30, 2009, December 31, 2009, July 1, 2010 and December 30, 2010. The Notes will mature on July 1, 2027, subject to earlier conversion, redemption or repurchase.

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Because the Notes contain an adjusting conversion rate provision based on the Company’s common stock price and anti-dilution adjustment provisions, at the end of each reporting period, the Company evaluates whether any adjustments to the conversion price would alter the effective conversion rate from the stated conversion rate and result in an “in-the-money” conversion. Whenever an adjustment to the conversion rate results in an increase in the number of shares of common stock issuable upon conversion of the Notes, the Company would recognize a beneficial conversion feature in the period such a determination is made and amortize it over the remaining life of the Notes. As of each of December 31, 2009 and 2010, there was no beneficial conversion feature under the Notes.
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
     The liability and equity components of the Notes are separately accounted for in a manner that reflects the Company’s nonconvertible debt borrowing rate because their terms include partial cash settlement. The Company amortizes the resulting debt discount over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The Company has determined that its nonconvertible borrowing rate at the time the Notes were issued was 6.9%. Accordingly, the Company estimated the fair value of the liability (debt) component as $144.1 million upon issuance of the Notes. The excess of the proceeds received over the estimated fair value of the liability component totaling $20.9 million was allocated to the conversion (equity) component. The carrying amount of the equity component of the Notes was $8.2 million and $2.6 million at December 31, 2009 and 2010, respectively, and is recorded as a debt discount and is netted against the remaining principal amount outstanding on the consolidated balance sheets.

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In connection with obtaining the Notes, the Company incurred $4.5 million in debt issuance costs, of which $4.0 million was allocated to the liability component and $0.5 million was allocated to the equity component. The carrying amount of the liability component of the debt issuance costs is $0.6 million and $0.1 million at December 31, 2009 and 2010, respectively, and is recorded as a debt discount and is netted against the remaining principal amount outstanding on the consolidated balance sheets.
     The debt discount, which includes the equity component and the liability component of the debt issuance costs, is being amortized as interest expense using the effective interest method through July 1, 2011, the first redemption date of the Notes. The Company recorded total interest expense of approximately $11.7 million and $11.6 million for the years ended December 31, 2009 and 2010, respectively, which consisted of $5.4 million in interest expense at a rate of 3.25% per year for each of the year ended December 31, 2009 and 2010 and $6.3 million and $6.2 million in amortization of the debt discount for the year ended December 31, 2009 and 2010, respectively.
     The principal amount of the liability component of the Notes was $165.0 million at December 31, 2009 and 2010. The unamortized debt discount was $8.8 million and $2.7 million at December 31, 2009 and 2010, respectively. The net carrying amount of the liability component of the Notes was $156.2 million and $162.3 million at December 31, 2009 and 2010, respectively. As the first redemption date of the Notes is July 1, 2011, the Company classified the net carrying amount of the liability component as part of current liabilities in the consolidated balance sheet as of December 31, 2010.
     The Company has evaluated whether certain features of the Notes cause the Notes to be considered to be indexed to the Company’s own stock using a two-step approach to evaluate the Notes’ contingent exercise and settlement provisions. The Company has determined that the Notes’ embedded conversion options are indexed to the Company’s own stock and, therefore, do not require bifurcation and separate accounting.
Revolving Credit Facility
     On August 4, 2010, the Company entered into a five-year $175.0 million senior secured revolving credit facility agreement with a syndicate of banks led by JPMorgan Chase Bank, N.A. as administrative agent, which is available until August 4, 2015 (the “Credit Agreement”). Borrowings under the Credit Agreement are available for general corporate purposes which may include outstanding debt repayments and acquisitions. Loans under the Credit Agreement bear interest at a rate per annum equal to, at the election of the Company, (i) the Adjusted LIBO Rate, as defined in the Credit Agreement, plus a margin which will vary between 2.25% and 3.00% based on the Company’s Leverage Ratio, as defined in the Credit Agreement, or (ii) an Alternate Base Rate, as defined in the Credit Agreement, plus a margin which will vary between 1.25% and 2.00% based on the Company’s Leverage Ratio. Overdue amounts under the Credit Agreement bear interest at a rate per annum equal to 2% plus the rate otherwise applicable to such loan.
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
     The Company recorded total interest expense related to the Credit Agreement of approximately $0.5 million for the year ended December 31, 2010.
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

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
coverage ratio and a minimum liquidity covenant. The Company continues to be in full compliance with all covenants contained in the Credit Agreement.
     As of December 31, 2010 and February 18, 2011, no amounts were outstanding under the credit facility.
8. Stock Incentive Plan
     In January 1998, the Company adopted a stock option plan in order to provide an incentive to eligible employees, consultants, directors and officers of the Company. Shares of common stock available for issuance pursuant to stock options outstanding under the 1998 stock option plan were 82,825 as of December 31, 2010. Stock options granted under the stock option plan generally vest over a four-year period and have a ten-year expiration period; however, no future grants will be made under this plan.
     In March 2004, the Company adopted the 2004 Stock Incentive Plan (as amended, the “2004 Plan”) under which the Company’s officers, employees, directors, outside consultants and advisors are eligible to receive grants. The plan expires in February 2014. In June 2009, the Company’s stockholders approved an amendment to the 2004 Plan to increase the number of shares authorized for issuance under the 2004 Plan from 8,700,000 to 10,500,000. In June 2010, the Company’s stockholders approved an increase in the total number of shares of common stock issuable under the 2004 Plan from 10,500,000 to 12,000,000. As of December 31, 2010, 9,198,205 shares of common stock were reserved under the 2004 Plan, of which 4,425,616 shares remained available for future grants and 4,772,589 shares have been reserved for issuance pursuant to outstanding stock options, restricted stock and restricted stock units. Stock options granted under the 2004 Plan generally vest over a four-year period and have an eight-year expiration period. Restricted stock granted under the 2004 Plan generally vest over a four-year period.
Stock Options
     A summary of stock option activity under the Company’s stock incentive plans for the year ended December 31, 2010 and changes during the year then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate	Weighted Average
	Shares	Price/Share	Intrinsic Value	Remaining Life
				(In years)
Outstanding at December 31, 2009	4,607,782	29.83
Granted	1,095,000	38.68
Exercised	(1,292,522)	25.63	$21,182
Canceled	(262,450)	33.82

Outstanding at December 31, 2010	4,147,810	33.23	33,869	5.5

Exercisable at December 31, 2010	1,970,085	31.40	19,655	4.6

Unvested at December 31, 2010	2,177,725	34.87	14,214	6.4

Vested and expected to vest at December 31, 2010	3,968,773	33.07	33,005	5.4

     For various price ranges, weighted average characteristics of outstanding and exercisable options as of December 31, 2010 were as follows:

	Outstanding Options			Exercisable Options
		Weighted Average	Weighted		Weighted
		Remaining Life	Average		Average
Range of Exercise Prices	Shares	(Years)	Price	Shares	Price
$0.02-$9.66	42,846	1.97	$9.61	42,846	$9.61
$9.67-$16.99	52,890	2.84	13.26	52,890	13.26
$17.00-$26.84	258,388	5.24	23.64	138,556	23.84
$26.85-$28.41	449,358	3.24	27.99	301,778	28.00
$28.41-$32.13	863,436	5.78	29.41	392,880	29.33
$32.14-$46.89	2,480,892	5.95	37.33	1,041,135	36.00

	4,147,810	5.50	33.23	1,970,085	31.40

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock and Restricted Stock Units
     A summary of restricted stock and restricted stock unit activity under the Company’s stock incentive plans as of December 31, 2010, and changes during the year then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate	Weighted Average
	Shares	Price/Share	Intrinsic Value	Remaining Life
				(In years)
Unvested at December 31, 2009	500,250
Granted	340,354	$39.00
Vested and issued	(72,750)	29.66
Cancelled	(60,250)	36.03

Unvested at December 31, 2010	707,604	37.15	$29,224	1.9

Expected to vest at December 31, 2010	620,205	36.88	25,614	1.8

9. Income Taxes
     For the year ended December 31, 2010, the Company recognized income tax expense totaling $6.6 million and an increase in additional paid-in-capital of $3.1 million related to tax deductions resulting from the exercise of stock options. For the year ended December 31, 2010, income before provision for income taxes included approximately $0.8 million of foreign income. Of the total income tax expense recognized, approximately $6.5 million related to U.S. federal and state income tax expense and approximately $0.1 million related to international income tax expense.
     The (benefit) provision for income taxes is comprised of the following:

	Year Ended December 31,
	2008	2009	2010
	(In thousands)
Current expense	$2,273	$3,065	$5,034
Deferred (benefit) expense	(6,005)	(2,368)	1,609

(Benefit) provision for income taxes	$(3,732)	$697	$6,643

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2009	2010
	(In thousands)
Deferred tax assets:
Stock-based compensation expense	$13,141	$15,960
Domestic net operating loss carry forwards	13,606	22,223
International net operating loss carry forwards	625	1,691
Alternative minimum tax and other federal tax credits	6,131	3,818
State tax credits	5,589	5,785
Depreciation	1,163	—
Bad debts	310	178
Deferred rent	4,957	4,673
Deferred revenues	1,061	864
Accrued expenses and other	2,496	3,685

Total deferred tax assets	$49,079	$58,877
Valuation allowance	(2,844)	(1,520)

Net deferred tax assets	$46,235	$57,357

Deferred tax liabilities:
Amortization	$(17,664)	$(32,438)
Deferred cost of revenues	(3,012)	(2,375)
Unrealized gain on investment in common stock warrant	(1,249)	—
Interest expense	(3,294)	(1,049)
Prepaid expenses	(1,610)	(1,652)
Depreciation	—	(2,551)

Total deferred tax liabilities	$(26,829)	$(40,065)

Total net deferred tax assets	$19,406	$17,292

As reported:
Deferred tax asset, current portion	$2,692	$5,818
Deferred tax asset, noncurrent portion	18,188	14,976
Deferred tax liability, noncurrent portion	(1,474)	(3,502)

Total net deferred tax assets	$19,406	$17,292

     The following activity occurred in the valuation allowance during the years ended December 31, 2008, 2009 and 2010:

	2008	2009	2010
	(In thousands)
Beginning balance	$1,744	$1,673	$2,844
Additions	1,592	1,251	—
Reductions	(1,663)	(80)	(1,324)

Ending balance	$1,673	$2,844	$1,520

     As of December 31, 2010, the Company had net operating loss carry forwards for federal tax purposes of approximately $57.3 million and for international income tax purposes of approximately $6.5 million. As of December 31, 2010, the Company has net operating loss carry forwards for state tax purposes of approximately $62.5 million.
     Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes, as defined by that section, occur. A number of states have similar state laws that limit utilization of state net operating losses when ownership changes occur. The Company has performed an analysis of its Section 382 ownership changes and has determined approximately $34.4 million of the U.S. federal and $17.8 million of the state net operating loss carry forwards are available to be utilized in 2010 as a result of U.S. federal and state laws that limit the utilization of U.S. federal and state net operating loss carry forwards under Section 382 of the Internal Revenue Code and similar state laws.
     As a result of the application of Section 382 of the Internal Revenue Code, the Company has not recorded approximately $21.7 million in federal and $10.3 million of state net operating loss carry forward assets because it believes it is more likely than not that these assets will not be realized due to the length of time available to fully utilize the net operating loss carry forwards and the likelihood of having sufficient taxable income in those periods.

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     U.S. federal net operating loss carry forwards will expire, if unused, between 2018 and 2029. The net operating loss carry forward in Canada will expire, if unused, in 2025 and 2026. The net operating loss carry forwards in Australia and the U.K. do not expire. State net operating loss carry forwards will expire, if unused, between 2011 and 2030.
     As of December 31, 2010, the Company has $5.8 million of state tax credits (net of the federal benefit) consisting of state jobs and research credits. The jobs credit expires, if unused, between 2012 and 2020. The California research credit does not expire. The Indiana research credit expires, if unused, between 2015 and 2019. The Company has recorded a valuation allowance of $1.5 million on the $5.8 million of state tax credits (net of the federal benefit) because it determined that it is more likely than not that it would not be able to generate sufficient taxable income to utilize the jobs credit before it expires based on current projections of taxable income that may be offset by that tax credit and the limited period during which the credit may be carried forward.
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
     The (benefit) provision for income taxes differs from the amount of taxes determined by applying the U.S. federal statutory rate to (loss) income before (benefit) provision for income taxes as a result of the following for the years ended December 31:

	2008	2009	2010
Federal tax at statutory rates	(35.0)%	35.0%	35.0%
State taxes, net of federal benefit	(4.5)	4.5	6.4
Change in valuation allowance	174.6	13.6	(5.7)
Permanent difference — meals and entertainment	53.0	4.8	2.8
Permanent difference — executive compensation	4.8	3.9	3.4
Permanent difference — stock compensation	(15.7)	(4.0)	(0.6)
Permanent difference — other	10.1	5.7	2.7
Difference in tax rate — international	(41.9)	(33.7)	(6.3)
Difference in tax rate — states	59.0	1.0	—
Credits not offset by current liability — Research credits	(59.3)	(22.8)	(10.7)
Credits not offset by current liability — Jobs credits	(590.4)	(4.8)	(5.5)
Other	36.2	4.9	7.0

(Benefit) provision for income taxes	(409.1)%	8.1%	28.5%

     Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $6.8 million and $13.0 million at December 31, 2009 and December 31, 2010, respectively. Those earnings are considered to be indefinitely reinvested; accordingly, no U.S. income taxes have been provided thereon. Upon repatriation of those earnings, the Company would be subject to U.S. income taxes, net of any applicable foreign tax credits, and foreign withholding taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable.
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

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s income tax provision, net (loss) income or cash flows in the period or periods for which that determination is made.
     The following table summarizes the activity related to the Company’s unrecognized tax benefit liability:

	December 31,
	2009	2010
	(In thousands)
Beginning balance	$573	$573
Increases related to current year tax positions	—	—
Expiration of the statute of limitations for the assessment of taxes	—	—

Ending balance	$573	$573

     All of the Company’s unrecognized tax benefit liability would affect the Company’s effective tax rate if recognized. Because of the existence of net operating loss carry forwards, the resultant unfavorable resolution of any of the Company’s uncertain tax positions would not result in material interest or penalties. Accordingly, the Company did not record any interest or penalties related to the unrecognized tax benefit liability for the years ended December 31, 2009 and 2010. The Company does not expect its unrecognized tax benefit liability to change significantly over the next 12 months.
     All tax years since 1998 are subject to examination in one or more tax jurisdictions, at least to the extent of any net operating loss carry forward utilized in otherwise open years.
     In the fourth quarter of 2010, the Company recorded an adjustment related to prior periods to decrease its long term deferred tax liability and increase additional paid in capital by $2.9 million. This adjustment has no impact on the Company’s statements of operations for any period. The Company has concluded that this correcting adjustment is immaterial to the 2009 and 2010 balance sheets, and accordingly, retroactive adjustment to previously issued financial statements is unnecessary.
10. Commitments and Contingencies
     Total rent expense recorded for the years ended December 31, 2008, 2009 and 2010 was $10.8 million, $10.6 million and $12.2 million, respectively. Total sublease income recorded for the years ended December 31, 2008, 2009 and 2010 was $11,000, $0.1 million and $0.6 million, respectively.
     As of December 31, 2010, minimum future payments under existing notes payable and noncancelable operating leases are as follows for the years below:

		Interest on
	Notes	Notes	Operating
	Payable	Payable	Leases
	(In thousands)
2011	$165,000	$2,659	$14,223
2012	—	—	14,517
2013	—	—	13,194
2014	—	—	11,550
2015	—	—	9,481
2016 and beyond	—	—	24,276

Total	$165,000	$2,659	$87,241

     The Company has categorized the Notes above assuming redemption on the first possible redemption date by the Holders of the Notes on July 1, 2011. If the Notes are not redeemed by the Holders of the Notes on July 1, 2011, the next possible redemption date by the Holders of the Notes is July 1, 2017.
     The Company relocated its corporate headquarters in June 2008 to a building in Washington, D.C. where it leases approximately 134,000 square feet of office space under a lease expiring in June 2018. The Company also leases offices in Northern Virginia; Phoenix, Arizona; Lynnfield, Massachusetts; Owings Mills, Maryland; Los Angeles, California; San Francisco, California; Pleasanton, California; Indianapolis,

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Indiana; New York, New York; Raleigh, North Carolina; Rome, Georgia; Killeen, Texas; Somerset, Kentucky; Amsterdam, Netherlands; Vancouver, Canada; Calgary, Canada; Brno, Czech Republic; Cambridge, United Kingdom; Reading, United Kingdom; and Sydney, Australia.
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
     The Board of Directors approved matching contributions to the 401(k) plan totaling $1.1 million, $1.3 million and $1.6 million for the years ended December 31, 2008, 2009 and 2010, respectively, to be paid in a lump-sum in the following year to those participating employee accounts. The matching contributions are equal to 33% of a participant’s plan year contributions, up to 6% of the participant’s salary and subject to IRS limits. Only those participants that are employed by the Company as of December 31 of the plan year are eligible for the matching contribution. The matching contributions will vest over a three year graded vesting schedule. All contributions made by employees under the 401(k) plan vest immediately in the participant’s account.
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

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
	(In thousands)
Total revenues	$86,448	$92,110	$98,408	$100,034
Total operating expenses	83,166	96,538	89,415	88,956
Income (loss) from operations	3,282	(4,428)	8,993	11,078
Net (loss) income	(37)	(4,072)	4,307	7,714
Net cash provided by operating activities	4,386	9,468	75,956	20,041

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
	(In thousands)
Total revenues	$101,066	$107,728	$120,822	$117,702
Total operating expenses	90,216	98,982	109,812	114,293
Income from operations	10,850	8,746	11,010	3,409
Net income	5,036	4,360	5,733	1,515
Net cash (used in) provided by operating activities	(1,229)	(2,338)	68,049	47,110

BLACKBOARD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During the quarter ended June 30, 2009, the Company recorded a $3.5 million operating expense related to the reversal of a 2008 judgment against Desire2Learn as the result of the outcome of an appeal by Desire2Learn. Additionally, during the quarter ended June 30, 2009, the Company recorded a non-cash impairment charge of $7.4 million related to previously capitalized patent costs due to the reversal of the 2008 judgment.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.

Item 9A.	Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures.
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of our year end of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included herein.

Signature	Title	Date

/s/ Michael L. Chasen Michael L. Chasen	Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2011

/s/ John E. Kinzer John E. Kinzer	Chief Financial Officer (Principal Financial Officer)	February 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Blackboard Inc.
     We have audited Blackboard Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Blackboard Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
     In our opinion, Blackboard Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Blackboard Inc. as of December 31, 2009 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 18, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, VA
February 18, 2011

Item 9B.	Other Information.
In February 2011, the Compensation Committee of our Board of Directors adopted a policy that all equity grants to our current executive officers provide that, in the event of such executive officer’s termination without cause or constructive termination (each as defined in the executive officer’s relevant equity grant agreement) occurring within twelve months following a reorganization event or change in control event (each as defined in the 2004 Plan), any remaining unvested options or unvested restricted shares shall immediately become vested. New forms of the Nonstatutory Stock Option Agreement for our executives and the Restricted Stock Agreement for our executives are included as Exhibits 10.19 and 10.20, respectively, to this annual report on Form 10-K. On February 15, 2011, we entered into amendments to certain existing Nonstatutory Stock Option Agreements and Restricted Stock Agreements with three of our executive officers: our CFO, John Kinzer; our CTO, Ray Henderson; and our VP of Finance & Accounting, Jonathan Walsh; in order to add language to bring those agreements into compliance with the above-described policy. A form of this amendment is included as Exhibit 10.21 to this annual report on Form 10-K. None of the existing equity grant agreements with our CEO, Michael Chasen, or our CBO, Matthew Small, required amendment in order to bring them into compliance with the new policy.
On February 14, 2011, William Raduchel, a director and a member of the Nominating and Corporate Governance Committee of the board of directors, informed Roger Novak, the Chairman of the Nominating and Corporate Governance Committee, that he was resigning effective immediately. After being informed by Mr. Novak that he was not likely to be renominated to the board for election at the upcoming annual stockholders meeting, Dr. Raduchel sent the following e-mail to Mr. Novak. :
“I hereby resign as a director of Blackboard, Inc. I do this with regret but after careful and deliberate consideration, including consultation with independent counsel and many conversations with the two of you as well as breakfast with Michael this morning.
“On January 26, 2011, you informed me that you had secured the votes to deny me renomination as a director at this year’s annual meeting of stockholders and did not want to surprise me. You stated initially that the reason for this was because Matt Pittinsky had resigned from the teaching faculty at Arizona State to become CEO of Docufide, where you are a lead investor. You also said that you wanted a provost on the Board. Graciously, on Thursday, you asked me to stay on until my term expired because you wanted my advice and counsel, especially while you recruited this person. However, since you have already made the decision that my participation is guaranteed to be less than someone yet to be identified, I think this is untenable. You understood my point. Also, as you know, I am now the only Board member that is actually teaching using Blackboard and has a decade of experience as a university administrator.
I know I disagree with the informal consensus of the majority of the Board on the strategic direction Blackboard should follow, and I dispute the financial methodology used recently to analyze some decisions. I also know my relationship with the Chief Executive Officer is challenged from my six years of responding to his compensation demands, which frequently put me between him and the other Board members. While these were all professional decisions where I tried to act in the best interest of the shareholders, they must be the reasons for your action.
Thus, I am resigning because of these disagreements relating to the Company’s operations, policies and practices. I wish the Company, you and the other directors well.”
The full text of the e-mail from Dr. Raduchel to Mr. Novak is included as Exhibit 17.1 to this annual report on Form 10-K.
On February 18, 2011, the Board determined to decrease the size of the board of directors from eight directors to seven directors in order to eliminate the Class I directorship vacated by Dr. Raduchel’s resignation.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
     The information regarding our executive officers required by this Item is set forth under Item 1 to this annual report.
     The following information will be included in our Proxy Statement to be filed within 120 days after the fiscal year end of December 31, 2010, and is incorporated herein by reference:
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

Financial statement schedules as of December 31, 2009 and 2010, and for each of the three years in the period ended December 31, 2010 have been omitted since they are either not required, not applicable or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

	3.	Exhibits. The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

(b)		Exhibits — see Item 15(a)(3) above.

(c)		Financial Statement Schedules — see Item 15(a)(2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of February, 2011.

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

Signature	Title	Date

/s/ Michael L. Chasen Michael L. Chasen	Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2011

/s/ John E. Kinzer John E. Kinzer	Chief Financial Officer (Principal Financial Officer)	February 18, 2011

/s/ Jonathan R. Walsh Jonathan R. Walsh	Vice President, Finance and Accounting (Principal Accounting Officer)	February 18, 2011

/s/ Matthew Pittinsky Matthew Pittinsky	Chairman of the Board of Directors	February 18, 2011

/s/ Joseph L. Cowan Joseph L. Cowan	Director	February 18, 2011

/s/ Frank R. Gatti Frank R. Gatti	Director	February 18, 2011

/s/ Beth Kaplan Beth Kaplan	Director	February 18, 2011

/s/ Thomas Kalinske Thomas Kalinske	Director	February 18, 2011

/s/ E. Rogers Novak, Jr. E. Rogers Novak, Jr.	Director	February 18, 2011

EXHIBIT INDEX

Exhibit
Number
2.1
Agreement and Plan of Merger, dated as of May 1, 2009, by and among Blackboard Inc., Football Merger Sub, Inc., ANGEL Learning, Inc. and Christopher D. Clapp in his capacity as the Shareholder Representative(5)

2.2		Arrangement Agreement, dates as of July 2, 2010, by and among Blackboard Inc., Elephant Acquisition Corp., Elluminate, Inc. and Nashirali Samanani as the Shareholders’ Agent(13)

2.3		Agreement and Plan of Merger, dated as of July 2, 2010, by and among Blackboard Inc., Bear Merger Sub Inc., Wimba, Inc., and Walter H. Barandiaran and Carmen Scarpa as the Stockholders’ Agents(13)

3.1		Fourth Restated Certificate of Incorporation of the Registrant(3)

3.2		Amended and Restated By-Laws of the Registrant(3)

4.1		Form of certificate representing the shares of the Registrant’s common stock(2)

4.2		Indenture, dated as of June 20, 2007, between Blackboard Inc. and U.S. Bank National Association, as trustee(7)

10.1		Amended and Restated Stock Incentive Plan, as amended(1)

10.2		Amended and Restated 2004 Stock Incentive Plan(11)

10.3	*	Employment Agreement between the Registrant and Michael Chasen dated September 25, 2009(12)

10.4	*	Employment Agreement between the Registrant and Michael Beach, dated September 1, 2006(6)

10.5	*	Employment Agreement between the Registrant and Matthew H. Small, dated January 26, 2004(4)

10.6	*	Employment Agreement between the Registrant and Judy Verses, dated July 2, 2008(14)

10.7	*	Employment Agreement between the Registrant and Jonathan Walsh, dated June 8, 2010(15)

10.8	*	Employment Agreement between the Registrant and John E. Kinzer, dated August 9, 2010(15)

10.9	*	Restricted Stock Unit Agreement between the Registrant and Michael Chasen dated October 15, 2009(14)

10.10	*	Amendment to Employment Agreement — Michael J. Beach(9)

10.11	*	Amendment to Employment Agreement — Matthew H. Small(9)

10.12	*	Amendment to Employment Agreement — Judy Verses(14)

10.13	*	Second Amendment to Employment Agreement — Judy Verses ‡

10.14	*	Outside Director Compensation Plan(14)

10.15		Office Lease Agreement between the Registrant and Washington Television Center, dated December 15, 2006(8)

10.16		First Amendment to Office Lease Agreement between the Registrant and Washington Television Center, dated June 5, 2007(10)

10.17		Second Amendment to Office Lease Agreement between the Registrant and Washington Television Center, dated December 2, 2008(10)

10.18		Third Amendment to Office Lease Agreement between the Registrant and Washington Television Center, dated July 7, 2010 ‡

10.19		Form of Nonstatutory Stock Option Agreement ‡

10.20		Form of Restricted Stock Agreement ‡

10.21		Form of Amendment to Nonstatutory Stock Option Agreement and Restricted Stock Agreement ‡

10.22
Credit Agreement dated as of August 4, 2010, by and among Blackboard Inc., JPMorgan Chase Bank, N.A., Citibank, N.A., Credit Suisse AG, PNC Bank, National Association, Wells Fargo Bank, National Association, and the lenders party there to (16)

17.1		Letter of resignation

21.1		Subsidiaries of the Company ‡

Exhibit
Number
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm ‡

24.1	Power of Attorney (included on signature page) ‡

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ‡

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ‡

32.1	Section 906 Principal Executive Officer Certification†

32.2	Section 906 Principal Financial Officer Certification†

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 18, 2011, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheets at December 31, 2010 and December 31, 2009, (ii) Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 and (iv) Notes to Consolidated Financial Statements (tagged as blocks of text). † +

‡	Filed herewith.

†	Furnished herewith.

*	Indicates a management contract or compensatory plan or arrangement.

+	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

(1)	Previously filed on March 5, 2004 as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-113332), and incorporated by reference herein.

(2)	Previously filed on May 4, 2004 as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113332), and incorporated by reference herein.

(3)	Previously filed on August 8, 2004 as an exhibit to the Registrant’s Report on Form 10-Q, and incorporated by reference herein.

(4)	Previously filed on May 13, 2005 as an exhibit to the Registrant’s Report on Form 10-Q, and incorporated by reference herein.

(5)	Previously filed on May 6, 2009 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated by reference herein.

(6)	Previously filed on November 9, 2006 as an exhibit to the Registrant’s Report on Form 10-Q, and incorporated by reference herein.

(7)	Previously filed on June 20, 2007 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated by reference herein.

(8)	Previously filed on February 23, 2007 as an exhibit to the Registrant’s Report on Form 10-K, and incorporated by reference herein.

(9)	Previously filed on November 6, 2008 as an exhibit to the Registrant’s Report on Form 10-Q, and incorporated by reference herein.

(10)	Previously filed on February 26, 2009 as an exhibit to the Registrant’s Report on Form 10-K, and incorporated by reference herein.

(11)	Previously filed on April 21, 2010 as part of the Registrant’s Proxy Statement on Schedule DEF 14A, and incorporated by reference herein.

(12)	Previously filed on September 25, 2009 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated by reference herein.

(13)	Previously filed on July 7, 2010 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated by reference herein.

(14)	Previously filed on February 17, 2010 as an exhibit to the Registrant’s Report on Form 10-K, and incorporated by reference herein.

(15)	Previously filed on August 9, 2010 as an exhibit to the Registrant’s Report on Form 10-Q, and incorporated by reference herein.

(16)	Previously filed on August 9, 2010 as an exhibit to the Registrant’s Report on Form 8-K, and incorporated by reference herein.