Form 10-Q
period 2011-03-31
BLACKBOARD INC
filed 2011-05-09
CIK 1106942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class	Outstanding at April 29, 2011

Common Stock, $0.01 par value	35,029,168

Blackboard Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2011

INDEX

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Unaudited Consolidated Balance Sheets as of December 31, 2010 and March 31, 2011	1
	Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2011	2
	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2011	3
	Notes to Unaudited Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 6.	Exhibits	36
Signature		37
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “Blackboard” refer to Blackboard Inc. and its subsidiaries.

ii

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BLACKBOARD INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	March 31,
	2010	2011

Current assets:
Cash and cash equivalents	$70,314	$52,729
Accounts receivable, net of allowance for doubtful accounts of $994 and $799, respectively	89,914	82,906
Prepaid expenses and other current assets	16,961	17,358
Deferred tax asset, current portion	5,818	5,818
Deferred cost of revenues	3,256	3,107

Total current assets	186,263	161,918
Deferred tax asset, noncurrent portion	15,185	19,341
Restricted cash	5,741	5,741
Property and equipment, net	43,002	42,691
Other assets	1,582	961
Goodwill	478,728	481,811
Intangible assets, net	116,649	112,881

Total assets	$847,150	$825,344

Current liabilities:
Accounts payable	$1,818	$1,383
Accrued expenses	41,018	44,827
Deferred rent, current portion	450	678
Deferred revenues, current portion	211,752	179,481
Convertible senior notes, net of debt discount of $2,674 and $1,174, respectively	162,326	163,826

Total current liabilities	417,364	390,195
Deferred rent, noncurrent portion	11,978	11,805
Deferred tax liability, noncurrent portion	3,502	4,936
Deferred revenues, noncurrent portion	6,223	5,857

Total liabilities	439,067	412,793

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 34,666,197 and 34,854,554 shares issued and outstanding, respectively	347	347
Additional paid-in capital	465,908	472,651
Accumulated other comprehensive income, net	794	1,875
Accumulated deficit	(58,966)	(62,322)

Total stockholders’ equity	408,083	412,551

Total liabilities and stockholders’ equity	$847,150	$825,344

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2010	2011

Revenues:
Product	$93,730	$109,385
Professional services	7,336	9,371

Total revenues	101,066	118,756
Operating expenses:
Cost of product revenues, excludes $2,508 and $1,560 for the three months ended March 31, 2010 and 2011, respectively, in amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below(1)	24,534	34,410
Cost of professional services revenues(1)	4,479	6,679
Research and development(1)	12,205	16,571
Sales and marketing(1)	25,315	34,639
General and administrative(1)	14,705	18,670
Amortization of intangibles resulting from acquisitions	8,978	9,171

Total operating expenses	90,216	120,140

Income (loss) from operations	10,850	(1,384)
Other expense, net:
Interest expense	(2,888)	(3,162)
Interest income	21	22
Other expense, net	(527)	(432)

Income (loss) before (provision for) benefit from income taxes	7,456	(4,956)
(Provision for) benefit from income taxes	(2,420)	1,600

Net income (loss)	$5,036	$(3,356)

Net income (loss) per common share:
Basic	$0.15	$(0.10)

Diluted	$0.15	$(0.10)

Weighted average number of common shares:
Basic	33,432,192	34,756,370

Diluted	34,397,711	34,756,370

(1) Includes the following amounts related to stock-based compensation:
Cost of product revenues	$337	$354
Cost of professional services revenues	148	204
Research and development	268	336
Sales and marketing	1,868	2,088
General and administrative	2,335	2,389

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months
	Ended March 31,
	2010	2011

Cash flows from operating activities
Net income (loss)	$5,036	$(3,356)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax benefit	(398)	(3,849)
Excess tax benefits from stock-based compensation	(2,800)	(232)
Amortization of debt discount and issuance costs	1,528	1,649
Depreciation and amortization	4,629	6,076
Amortization of intangibles resulting from acquisitions	8,978	9,171
Change in allowance for doubtful accounts	(316)	(195)
Stock-based compensation	4,956	5,371
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	18,488	7,583
Prepaid expenses and other current assets	1,807	122
Deferred cost of revenues	1,112	149
Accounts payable	(1,628)	(469)
Accrued expenses	(3,571)	3,814
Deferred rent	(173)	55
Deferred revenues	(38,877)	(32,974)

Net cash used in operating activities	(1,229)	(7,085)
Cash flows from investing activities
Acquisitions, net of cash acquired	(34,912)	(6,107)
Purchases of property and equipment	(3,165)	(5,765)

Net cash used in investing activities	(38,077)	(11,872)
Cash flows from financing activities
Releases of letters of credit	27	—
Excess tax benefits from stock-based compensation	2,800	232
Proceeds from exercise of stock options	15,402	1,140

Net cash provided by financing activities	18,229	1,372
Net decrease in cash and cash equivalents	(21,077)	(17,585)
Cash and cash equivalents at beginning of period	167,353	70,314

Cash and cash equivalents at end of period	$146,276	$52,729

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2011

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2009 and 2010 and for each of the three years in the period ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

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

Level 1 — quoted prices in active markets for identical assets and liabilities

Level 2 — inputs other than Level 1 quoted prices that are directly or indirectly observable

Level 3 — unobservable inputs that are not corroborated by market data

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following tables set forth the Company’s assets and liabilities that were measured at fair value as of December 31, 2010 and March 31, 2011, by level within the fair value hierarchy (in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents(1)	$40,009	$40,009	$—	$—

Liabilities:
Convertible senior notes(2)	$169,538	$169,538	$—	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents(1)	$19	$19	$—	$—

Liabilities:
Convertible senior notes(2)	$166,238	$166,238	$—	$—

(1)	Cash equivalents consist of money market funds with original maturity dates of less than three months for which the fair value is based on quoted market prices.

(2)	The fair value of the Company’s convertible senior notes is based on the quoted market price.

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value when they are considered to be impaired. During the three months ended March 31, 2010 and 2011, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.

The Company discloses fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Product revenues and cost of product revenues related to hardware and software sales executed or significantly modified after December 31, 2009 in the Blackboard Transact product line are generally recognized upfront upon delivery of the product to the customer. Product revenues in the Blackboard Transact product line generally consist of hardware, software and support. Generally, the consideration allocated to the hardware and software deliverables is determined using a best estimate of selling price, which the Company estimates based on an analysis of market data and the Company’s internal cost to deliver each element. Generally, the consideration allocated to the support deliverable is based on third party evidence. The effect of changes in either selling price or the method or assumptions used to determine selling price for a specific deliverable could have a material effect on the allocation of the overall consideration of an arrangement. For hardware and software sales executed before December 31, 2009, in the absence of VSOE, all revenue from such sales was recognized ratably over the term of the applicable maintenance service period.

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

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Any contingencies, such as rights of return, conditions of acceptance, warranties and price protection, are accounted for as a separate element. The effect of accounting for these contingencies included in revenue arrangements has not been material.

Cost of Revenues and Deferred Cost of Revenues

Cost of revenues includes all direct materials, direct labor, direct shipping and handling costs, telecommunications costs related to the Blackboard Connect product, and those indirect costs related to revenue such as indirect labor, materials and supplies, equipment rent, and amortization of software developed internally and software license rights. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles acquired in acquisitions. Amortization expense related to acquired technology was $2.5 million and $1.6 million for the three months ended March 31, 2010 and 2011, respectively.

Deferred cost of revenues represents third-party support costs and the cost of certain software that has been purchased and sold in conjunction with the Company’s products. These costs are recognized as cost of revenues ratably over the same period that deferred revenue is recognized as revenues. The Company does not have transactions in which the deferred cost of revenues exceed deferred revenues.

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

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per common share:

	Three Months Ended
	March 31,
	2010	2011
	(In thousands, except share and per share amounts)

Net income (loss)	$5,036	$(3,356)

Weighted average shares outstanding, basic	33,432,192	34,756,370
Dilutive effect of:
Stock options and restricted stock units related to the issuance of common stock	965,519	—

Weighted average shares outstanding, diluted	34,397,711	34,756,370

Basic net income (loss) per common share	$0.15	$(0.10)

Diluted net income (loss) per common share	$0.15	$(0.10)

The dilutive effect of restricted stock and options to purchase an aggregate of 1,579,624 and 5,006,810 shares were not included in the computations of diluted net income (loss) per common share for the three months ended March 31, 2010 and 2011, respectively, as their effect would be anti-dilutive. In addition, the dilutive effect of the 2,544,333 shares of common stock issuable upon conversion at the base conversion price of the Company’s convertible promissory notes were not included in the computation of diluted net income (loss) per common share for the three months ended March 31, 2010 and 2011, respectively, as their effect would be anti-dilutive.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Net Income (Loss)

Comprehensive net income (loss) includes net income (loss), combined with unrealized gains and losses not included in earnings and reflected as a separate component of stockholders’ equity. For the Company, such items consist of foreign currency translation gains and losses, which was a gain of $1.1 million for the three months ended March 31, 2011, representing the difference between net loss and comprehensive net loss for the period. There was no difference between net income and comprehensive net income for the three months ended March 31, 2010.

3.	Mergers and Acquisitions

txttools Limited Acquisition

During the three months ended March 31, 2011, the Company acquired the outstanding equity of txttools Limited (“txttools”) pursuant to the Share Purchase Agreement, for £3.85 million in cash, or approximately $6.1 million at the time of closing, net of cash acquired. Transaction costs of approximately $0.1 million are reflected in general and administrative expenses in the consolidated statements of operations.

txttools is a provider of mass notification solutions in the United Kingdom and Ireland for educational and government organizations that allow clients to record, schedule, send and track voice, email, text and short message service (SMS) communications to their constituents. The Company believes the acquisition of txttools supports the Company’s long-term strategic direction and the demands for innovative technology in the education industry. Management believes that the acquisition of txttools will help the Company meet the growing demands of its clients in the United Kingdom and Ireland, including the ability to send mass communications and notifications via various means.

The Company has accounted for the merger under the acquisition method of accounting. Of the total estimated purchase price of $6.2 million, a preliminary estimate of $1.3 million was allocated to net tangible liabilities assumed, and $5.1 million was allocated to definite-lived intangible assets acquired. Definite-lived intangible assets of $5.1 million consist of the value assigned to txttools’ customer relationships of $4.5 million and developed and core technology of $0.6 million. The Company will amortize the value of txttools’ customer relationships over seven years and the developed and core technology over three years. Approximately $2.4 million has been allocated to goodwill and is not deductible for tax purposes. Goodwill represents factors including expected synergies from combining operations. The results of operations of txttools during the three months ended March 31, 2011 were not material to the Company’s consolidated financial statements.

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

Saf-T-Net was the provider of AlertNow, a leading messaging and mass notification solution for the K-12 marketplace. The Company believes the merger with Saf-T-Net supports the Company’s long-term strategic direction and the demands for innovative technology in the education industry. The Company believes that the merger with Saf-T-Net will help the Company meet the growing demands of its clients, including the ability to send mass communications via various means.

The Company accounted for the merger under the acquisition method of accounting. Of the total purchase price of $34.4 million, $6.9 million has been allocated to net tangible liabilities acquired, and $15.7 million has been allocated to definite-lived intangible assets acquired. Definite-lived intangible assets consist of the value assigned to

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Saf-T-Net’s customer relationships of $12.7 million, developed and core technology of $2.3 million, and trademarks of $0.7 million. The Company amortizes the value of Saf-T-Net’s customer relationships over seven years and the developed and core technology and trademarks, each over three years. Approximately $25.6 million has been allocated to goodwill and is not deductible for tax purposes. Goodwill represents factors including expected synergies from combining operations and is the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. The Company included the financial results of Saf-T-Net in its consolidated financial statements beginning March 20, 2010.

4.	Stock-Based Compensation

Stock Incentive Plans

As of March 31, 2011, approximately 3.5 million shares of common stock were available for future grants under the Company’s Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”) and no options were available for future grants under the Company’s Amended and Restated Stock Incentive Plan adopted in 1998. Awards granted under the 2004 Plan generally vest over a four year period and have an eight year expiration period.

The compensation cost that has been recognized in the unaudited consolidated statements of operations for the Company’s stock incentive plans was $5.0 million and $5.4 million for the three months ended March 31, 2010 and 2011, respectively. The total excess tax benefits recognized for stock-based compensation arrangements was $2.8 million and $0.2 million for the three months ended March 31, 2010 and 2011, respectively and are classified as a financing cash inflow with a corresponding operating cash outflow. For stock subject to graded vesting, the Company uses the straight-line method for allocating compensation expense by period.

Stock Options

A summary of stock option activity under the Company’s stock incentive plans as of March 31, 2011, and changes during the three months then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Shares	Price/Share	Intrinsic Value

Exercisable at December 31, 2010	1,970,085	$31.40
Outstanding at December 31, 2010	4,147,810	33.23
Granted	885,150	35.69
Exercised	(40,762)	27.98	$464
Cancelled	(105,388)	35.98

Outstanding at March 31, 2011	4,886,810	33.66	18,043

Exercisable at March 31, 2011	2,302,511	32.12	11,671

The weighted average remaining contractual lives for all options outstanding under the Company’s stock incentive plans at March 31, 2010 and 2011 were 6.0 and 5.7 years, respectively. The weighted average remaining contractual lives for exercisable stock options at March 31, 2010 and 2011 were 5.0 and 4.6 years, respectively. As of March 31, 2011, there was approximately $33.1 million of total unrecognized compensation cost related to outstanding but unvested stock options. The cost is expected to be recognized through March 2015 with a weighted average recognition period of approximately 1.5 years.

The Company recognizes compensation expense for share-based awards based on estimated fair values on the date of grant. The weighted average fair value of the options at the date of grant for the three months ended March 31, 2010 and 2011 was $15.89 and $13.40, respectively. The fair value of options that vested during the three months ended March 31, 2010 and 2011 was $5.3 million and $5.5 million, respectively. The fair value of each

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the three months ended March 31, 2010 and 2011:

	Three Months Ended March 31,
	2010	2011

Dividend yield	0%	0%
Expected volatility	45.1%	41.3%
Risk-free interest rate	2.3%	2.2%
Expected life of options	4.7 years	4.6 years
Forfeiture rate	12.3%	12.1%

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

Expected life of the options — The period of time that the equity grants are expected to remain outstanding. For grants that have been exercised, the Company uses actual exercise data to estimate option exercise timing. For grants that have not been exercised, the Company generally uses the midpoint between the end of the vesting period and the contractual life of the grant to estimate option exercise timing. Options granted during the three months ended March 31, 2010 and 2011 have a maximum term of eight years.

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

As of March 31, 2011, there was approximately $24.7 million of total unrecognized compensation cost related to outstanding but unvested restricted stock and restricted stock unit awards. The cost is expected to be recognized through December 2015 with a weighted average recognition period of approximately 2.1 years.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restricted stock and restricted stock unit activity under the Company’s stock incentive plans as of March 31, 2011, and changes during the three months then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Shares	Fair Value/Share	Intrinsic Value

Unvested at December 31, 2010	707,604	$37.15
Granted	203,470	36.34
Vested and issued	(87,575)	32.96
Cancelled	(51,250)	38.14

Unvested at March 31, 2011	772,249	$37.35	$27,986

5.	Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

			Weighted-
			Average
	December 31,	March 31,	Amortization
	2010	2011	Period
	(In thousands)		(In years)

Goodwill	$478,728	$481,811

Acquired technology	$79,354	$80,011	3.0
Accumulated amortization	(69,236)	(70,669)

Acquired technology, net	10,118	9,342

Contracts and customer lists	194,234	198,996	5.7
Accumulated amortization	(96,052)	(103,330)

Contracts and customer lists, net	98,182	95,666

Trademarks and domain names	6,232	6,263	2.8
Accumulated amortization	(2,609)	(2,988)

Trademarks and domain names, net	3,623	3,275

Patents and related costs	5,601	5,601	10.5
Accumulated amortization	(875)	(1,003)

Patents and related costs, net	4,726	4,598

Intangible assets, net	$116,649	$112,881

Intangible assets from acquisitions are amortized over three to ten years. Amortization expense related to intangible assets was approximately $9.0 million and $9.2 million for the three months ended March 31, 2010 and 2011, respectively. Amortization expense for the years ended December 31, 2011, 2012, 2013, 2014 and 2015 is expected to be approximately $31.9 million, $27.8 million, $18.2 million, $11.6 million and $9.7 million, respectively.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Credit Facilities and Notes Payable

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

The liability and equity components of the Notes are separately accounted for in a manner that reflects the Company’s nonconvertible debt borrowing rate because their terms include partial cash settlement. The Company amortizes the resulting debt discount over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The Company has determined that its nonconvertible borrowing rate at the time the Notes were issued was 6.9%. Accordingly, the Company estimated the fair value of the liability (debt) component as $144.1 million upon issuance of the Notes. The excess of the proceeds received over the estimated fair value of the liability component totaling $20.9 million was allocated to the conversion (equity) component. The carrying amount of the equity component of the Notes was $2.6 million and $1.1 million at December 31, 2010 and March 31, 2011, respectively, and is recorded as a debt discount and is netted against the remaining principal amount outstanding on the unaudited consolidated balance sheets.

In connection with obtaining the Notes, the Company incurred $4.5 million in debt issuance costs, of which $4.0 million was allocated to the liability component and $0.5 million was allocated to the equity component. The carrying amount of the liability component of the debt issuance costs is $0.1 million at each of December 31, 2010 and March 31, 2011, and is recorded as a debt discount and is netted against the remaining principal amount outstanding on the unaudited consolidated balance sheets.

The debt discount, which includes the equity component and the liability component of the debt issuance costs, is being amortized as interest expense using the effective interest method through July 1, 2011, the first redemption date of the Notes. The Company recorded total interest expense of approximately $2.9 million and $2.8 million for the three months ended March 31, 2010 and 2011, respectively, which consisted of $1.3 million in interest expense at a rate of 3.25% per year for each of the three months ended March 31, 2010 and 2011 and $1.6 million and $1.5 million in amortization of the debt discount for the three months ended March 31, 2010 and 2011, respectively.

The principal amount of the liability component of the Notes was $165.0 million at December 31, 2010 and March 31, 2011. The unamortized debt discount was $2.7 million and $1.2 million at December 31, 2010 and March 31, 2011, respectively. As the first redemption date of the Notes is July 1, 2011, the Company classifies the net carrying amount of the liability component of the Notes of $162.3 million and $163.8 million as of December 31, 2010 and March 31, 2011, respectively, as part of current liabilities in the unaudited consolidated balance sheets.

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

Revolving Credit Facility

On August 4, 2010, the Company entered into a five-year senior secured revolving credit facility agreement with a syndicate of banks led by JPMorgan Chase Bank, N.A. as administrative agent, which is available until August 4, 2015 (the “Credit Agreement”). The Credit Agreement was amended on April 4, 2011 to increase the amount available for borrowing from the original amount of $175.0 million to an amount of up to $225.0 million. Borrowings under the Credit Agreement may be used for working capital needs and general corporate purposes, which may include share repurchases, outstanding debt repayment and acquisitions. Amounts outstanding under the Credit Agreement bear interest at a rate per annum equal to, at the election of the Company, (i) the Adjusted LIBO Rate, as defined in the Credit Agreement, plus a margin which will vary between 2.25% and 3.00% based on the Company’s Leverage Ratio, as defined in the Credit Agreement, or (ii) an Alternate Base Rate, as defined in the Credit Agreement, plus a margin which will vary between 1.25% and 2.00% based on the Company’s Leverage Ratio. Any overdue amounts under the Credit Agreement will bear interest at a rate per annum equal to 2% plus the rate otherwise applicable to such loan.

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

In connection with obtaining the senior secured credit facility, the Company incurred $1.7 million in debt issuance costs in August 2010, which is amortized as interest expense over the term of the senior secured credit facility using the effective interest method. In connection with amending the senior secured credit facility, the Company incurred an additional $0.3 million in debt issuance costs in April 2011, which will be amortized as interest expense over the remaining term of the senior secured credit facility using the effective interest method.

The Company recorded total interest expense related to the Credit Agreement of approximately $0.3 million for the three months ended March 31, 2011.

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

As of March 31, 2011 and May 9, 2011, no amounts were outstanding under the credit facility.

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

9.	Subsequent Event

On April 19, 2011, the Company announced that its Board of Directors has retained a financial advisor in response to receiving unsolicited, non-binding proposals to acquire the Company. The Board of Directors is evaluating the proposals as well as strategic alternatives to enhance shareholder value.

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

We offer Blackboard Learn in all of our markets, Blackboard Transact primarily to U.S. and Canadian postsecondary clients, Blackboard Connect to primarily U.S. K-12, postsecondary and government clients, Blackboard Mobile primarily to U.S. postsecondary and K-12 clients, Blackboard Collaborate primarily to U.S. and Canadian postsecondary and K-12 clients, Blackboard Analytics primarily to U.S. postsecondary clients, and Blackboard Student Services primarily to U.S. and Canadian postsecondary clients.

We have grown through internal growth and a number of strategic relationships and acquisitions. In 2008, we acquired The NTI Group, Inc., or NTI, in March 2010, we acquired Saf-T-Net, Inc., or Saf-T-Net and in January 2011, we acquired txttools Limited or txttools. The technology we acquired in these transactions provides the foundation for our Blackboard Connect platform, including the AlertNow service. In 2009, we acquired ANGEL Learning, Inc., or ANGEL, a leading developer of e-learning software to the U.S. education industry. Also in 2009, we acquired the business assets of Terriblyclever Design, LLC, or Terriblyclever, including the technology that is the foundation for our Blackboard Mobile platform. In August 2010, we acquired Elluminate Inc., or Elluminate, and Wimba Inc., or Wimba, to create our Blackboard Collaborate platform, and in December 2010, we acquired the business assets of iStrategy, LLC to create our new Blackboard Analytics platform. Also in December 2010, we acquired Presidium Inc., or Presidium, a company for which we held a warrant exercisable for 9.9% of the equity interest, to create our new Blackboard Student Services offering. We believe these acquisitions support our long-term strategic direction and the demands for innovative technology in the education industry, have helped us create stronger, more flexible technology in support of teaching, learning and student engagement, and accelerate the pace of innovation and interoperability in e-learning.

On April 19, 2011, we announced that our Board of Directors has retained a financial advisor in response to receiving unsolicited, non-binding proposals to acquire the company. Our Board of Directors is evaluating the proposals as well as strategic alternatives to enhance shareholder value.

We generate revenues from sales and licensing of products and from professional services. Our product revenues consist principally of revenues from annual software licenses, subscription fees from customers accessing our on-demand application services, student support services and application hosting services. We typically sell our licenses, student support services and hosting services under annually renewable agreements, and our clients generally pay the annual fees at the beginning of the contract term. We generally price our software licenses on the basis of full-time equivalent students or users. Accordingly, annual license fees are generally greater for larger institutions. We recognize revenues from these agreements ratably over the contractual term, which is typically 12 months. We initially record billings associated with licenses and hosting services as deferred revenues and then recognize them ratably into revenues over the contract term. We also generate product revenues from the sale of hardware, including third-party hardware and we generally recognize these revenues upon shipment of the products to our clients.

In addition to our products, we offer a variety of professional services, including training, implementation, installation and other consulting services such as strategic consulting, project management, and custom application development. We perform substantially all of our professional services on a time-and-materials basis. We recognize these revenues as the services are performed.

Our operating expenses consist of cost of product revenues, cost of professional services revenues, research and development expenses, sales and marketing expenses, general and administrative expenses and amortization of intangibles resulting from acquisitions.

Major components of our cost of product revenues include license and other fees that we owe to third parties upon licensing software, and the cost of hardware that we bundle with our software. We generally recognize these costs upon shipment of the products to our clients. Cost of product revenues also includes amortization of internally developed technology available for sale, telecommunications costs related to the Blackboard Connect product, all direct materials and shipping and handling costs, employee compensation, including bonuses, stock-based compensation and benefits for personnel supporting our hosting, support and production functions, as well as related facility rent, communication costs, utilities, depreciation expense and cost of external professional services used in these functions. We expense all of these costs as incurred. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is separately included on our consolidated statements of operations as amortization of intangibles acquired in acquisitions. Amortization expense related to acquired technology was $2.5 million and $1.6 million for the three months ended March 31, 2010 and 2011, respectively.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For additional information that may bear on our result of operations, please see the sections captioned “Risk Factors” in our most recent annual and quarterly reports filed with the Securities and Exchange Commission. The following discussion of selected critical accounting policies supplements the information relating to our critical accounting policies described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Product revenues and cost of product revenues related to hardware and software sales executed or significantly modified after December 31, 2009 in the Blackboard Transact product line are generally recognized upfront upon delivery of the product to the customer. Product revenues in the Blackboard Transact product line generally consist of hardware, software and support. Generally, the consideration allocated to the hardware and software deliverables is determined using a best estimate of selling price, which we estimate based on an analysis of market data and our internal cost to deliver each element. Generally, the consideration allocated to the support deliverable is based on third party evidence. The effect of changes in either selling price or the method or assumptions used to determine selling price for a specific deliverable could have a material effect on the allocation of the overall consideration of an arrangement. For hardware and software sales executed before December 31, 2009, in the absence of VSOE, all revenue from such sales was recognized ratably over the term of the applicable maintenance service period.

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

To understand our financial results, it is important to understand our business model and its impact on our consolidated financial statements. The accounting for the majority of our contracts requires us to initially record deferred revenues on our consolidated balance sheets upon invoicing the sale and then to recognize revenue in subsequent periods ratably over the term of the contract in our consolidated statements of operations. Therefore, to better understand our operations, we believe it is important to look at both revenues and deferred revenues.

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

Seasonality

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

	Three Months Ended
	March 31,
	2010	2011

Revenues:
Product	93%	92%
Professional services	7	8

Total revenues	100	100
Operating expenses:
Cost of product revenues, excludes amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below	24	29
Cost of professional services revenues	4	5
Research and development	12	14
Sales and marketing	25	29
General and administrative	15	16
Amortization of intangibles resulting from acquisitions	9	8

Total operating expenses	89	101

Income (loss) from operations	11%	(1)%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Our total revenues for the three months ended March 31, 2011 were $118.8 million, representing an increase of $17.7 million, or 18%, as compared to $101.1 million for the three months ended March 31, 2010.

A detail of our total revenues by classification is as follows:

	Three Months Ended March 31,
	2010			2011
		Professional			Professional
	Product	Services		Product	Services
	Revenues	Revenues	Total	Revenues	Revenues	Total
			(Unaudited)
			(In millions)

Recurring revenues	$80.0	$1.9	$81.9	$100.5	$2.3	$102.8
Non-recurring revenues	13.7	5.5	19.2	8.9	7.1	16.0

Total revenues	$93.7	$7.4	$101.1	$109.4	$9.4	$118.8

Product revenues.  Our product revenues, including domestic and international, for the three months ended March 31, 2011 were $109.4 million, representing an increase of $15.7 million, or 17%, as compared to

$93.7 million for the three months ended March 31, 2010. Recurring product revenues increased by $20.5 million, or 26%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This increase in recurring revenues was primarily due to a $5.2 million increase resulting from the Presidium acquisition that closed in December 2010 and the resulting launch of our Blackboard Student Services offering and a $5.1 million increase due to the Elluminate and Wimba acquisitions that closed in August 2010 and the resulting launch of our Blackboard Collaborate platform. The remaining increase in recurring product revenues primarily resulted from an increase in Blackboard Mobile revenues of $4.3 million, a $2.9 million increase in revenues for subscription fees from customers accessing our on-demand application services primarily related to Blackboard Connect and a $2.8 million increase in managed hosting revenues.

The decrease in non-recurring product revenues primarily relates to lower revenues from Blackboard Transact due to the benefit recognized in the three months ended March 31, 2010 due to our early adoption on January 1, 2010 of the change in revenue recognition guidance under which more revenue is recognized upfront.

Of our total revenues, our total international revenues for the three months ended March 31, 2011 were $19.8 million, representing an increase of $1.9 million, or 11%, as compared to $17.9 million for the three months ended March 31, 2010. International revenues as a percentage of total revenues decreased to 17% for the three months ended March 31, 2011 from 18% for the three months ended March 31, 2010, primarily due to an increase in domestic revenues. International product revenues, which consist primarily of recurring product revenues, were $18.7 million for the three months ended March 31, 2011, representing an increase of $1.8 million, or 11%, as compared to $16.9 million for the three months ended March 31, 2010. The increase in international recurring product revenues was primarily due to an increase in international revenues from the Elluminate and Wimba acquisitions that closed in August 2010 and led to the launch of our Blackboard Collaborate platform.

Professional services revenues.  Our professional services revenues for the three months ended March 31, 2011 were $9.4 million, representing an increase of $2.0 million, or 28%, as compared to $7.4 million for the three months ended March 31, 2010. The increase in professional services revenues was primarily attributable to the timing of delivery of service engagements, as well as new professional services engagements resulting from our 2010 acquisitions. As a percentage of total revenues, professional services revenues for the three months ended March 31, 2010 and 2011 were 7% and 8%, respectively.

Cost of product revenues.  Our cost of product revenues for the three months ended March 31, 2011 was $34.4 million, representing an increase of $9.9 million, or 40%, as compared to $24.5 million for the three months ended March 31, 2010. The increase in cost of product revenues was primarily attributable to increased product costs and personnel-related costs during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, due to the inclusion of our 2010 and 2011 acquisitions. Cost of product revenues as a percentage of product revenues increased to 31% for the three months ended March 31, 2011 from 26% for the three months ended March 31, 2010.

Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is reported separately on our unaudited consolidated statements of operations. Amortization expense related to acquired technology was $2.5 million and $1.6 million for the three months ended March 31, 2010 and 2011, respectively. This decrease was attributable to the completion of the amortization of acquired technology acquired in our acquisition of NTI in 2008 and ANGEL in 2009, offset, in part, by the increase in amortization of acquired technology related to our 2010 and 2011 acquisitions. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 33% for the three months ended March 31, 2011 as compared to 29% for the three months ended March 31, 2010.

Cost of professional services revenues.  Our cost of professional services revenues for the three months ended March 31, 2011 was $6.7 million, representing an increase of $2.2 million, or 49%, as compared to $4.5 million for the three months ended March 31, 2010. The increase in the cost of professional services revenues was primarily attributable to an increase in personnel-related costs associated with professional services revenues from new professional service engagements in current and prior periods, including professional services engagements resulting from opportunities presented by our 2010 acquisitions. Cost of professional services revenues as a percentage of professional services revenues increased to 71% for the three months ended March 31, 2011 from 61% for the three months ended March 31, 2010.

Research and development expenses.  Our research and development expenses for the three months ended March 31, 2011 were $16.6 million, representing an increase of $4.4 million, or 36%, as compared to $12.2 million for the three months ended March 31, 2010. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, including increased personnel-related costs associated with the inclusion of our 2010 and 2011 acquisitions.

Sales and marketing expenses.  Our sales and marketing expenses for the three months ended March 31, 2011 were $34.6 million, representing an increase of $9.3 million, or 37%, as compared to $25.3 million for the three months ended March 31, 2010. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, including increased personnel-related costs associated with the inclusion of our 2010 and 2011 acquisitions.

General and administrative expenses.  Our general and administrative expenses for the three months ended March 31, 2011 were $18.7 million, representing an increase of $4.0 million, or 27%, as compared to $14.7 million for the three months ended March 31, 2010. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, including increased personnel-related costs associated with the inclusion of our 2010 and 2011 acquisitions. The increase in general and administrative expenses was also attributable to approximately $1.1 million in transition, integration and transaction-related costs incurred during the three months ended March 31, 2011 for the acquisitions of iStrategy, Presidium and txttools, as compared to approximately $0.5 million incurred during the three months ended March 31, 2010 for the Saf-T-Net acquisition.

Amortization of intangibles resulting from acquisitions.  Our amortization of intangibles resulting from acquisitions for the three months ended March 31, 2011 were $9.2 million, representing an increase of $0.2 million, or 2%, as compared to $9.0 million for the three months ended March 31, 2011. This increase was attributable to amortization of certain intangible assets acquired in our 2010 and 2011 acquisitions offset, in part, by the completion of the amortization of intangible assets acquired in connection with our acquisition of WebCT in 2006 and the completion of amortization of acquired technology acquired in our acquisition of NTI in 2008 and ANGEL in 2009.

Net interest expense.  Our net interest expense for the three months ended March 31, 2011 was $3.1 million, representing an increase of $0.3 million, or 10%, as compared to $2.9 million for the three months ended March 31, 2010. The three months ended March 31, 2011 includes $0.3 million in interest expense associated with our revolving credit facility with no comparable amount for the three months ended March 31, 2010. The remainder of our net interest expense during the three months ended March 31, 2010 and 2011 was primarily the result of the interest expense incurred on our convertible senior notes, which does not vary significantly from period to period.

Other expense, net.  Our other expense for the three months ended March 31, 2011 was $0.4 million, representing a decrease of $0.1 million, as compared to other expense of $0.5 million for the three months ended March 31, 2010. This change was the result of the remeasurement of our foreign subsidiaries’ ledgers, which are denominated in the respective subsidiary’s local currency, into U.S. dollars.

(Provision for) benefit from income taxes.  Our benefit from income taxes for the three months ended March 31, 2011 was $1.6 million, as compared to our provision for income taxes of $2.4 million for the three months ended March 31, 2010. This change was primarily due to our loss before benefit from income taxes for the three months ended March 31, 2011, as compared to income before provision for income taxes for the three months ended March 31, 2010.

Liquidity and Capital Resources

Changes in Cash and Cash Equivalents

Our cash and cash equivalents were $52.7 million at March 31, 2011 as compared to $70.3 million at December 31, 2010. The decrease in cash and cash equivalents was primarily due to the cash used in investing activities during the three months ended March 31, 2011, as well as our net loss during the three months ended

March 31, 2011. Our cash and cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Net cash used in operating activities.  Net cash used in operating activities was $7.1 million during the three months ended March 31, 2011 as compared to $1.2 million during the three months ended March 31, 2010. This decrease was primarily attributable to our net loss of $3.4 million for the three months ended March 31, 2011, as compared to net income of $5.0 million for the three months ended March 31, 2010. Further, we recognize revenues on annually renewable agreements, which results in deferred revenues. Deferred revenues decreased by $32.9 million during the three months ended March 31, 2011, net of the impact of acquired deferred revenues, due to the timing of certain client renewal invoicing and sales to new and existing clients during the current period. In addition, accounts receivable decreased $7.6 million during the three months ended March 31, 2011, net of the impact of acquired receivables, due to the timing of certain client renewal invoicing and sales to new and existing clients during the current period, as well as timing of collections.

Net cash used in investing activities.  Net cash used in investing activities was $11.9 million during the three months ended March 31, 2011 as compared to $38.1 million during the three months ended March 31, 2010. This decrease was primarily due to a $28.8 million decrease in cash expenditures for acquisitions during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This decrease in cash used for acquisitions was slightly offset by an increase of $2.6 million in purchases of property and equipment during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. Purchases of property and equipment represented approximately 3% and 5% of total revenues for the three months ended March 31, 2010 and 2011, respectively.

Net cash provided by financing activities.  Net cash provided by financing activities was $1.4 million during the three months ended March 31, 2011 as compared to $18.2 million during the three months ended March 31, 2010. During the three months ended March 31, 2011, we received $1.1 million in proceeds from the exercise of stock options, representing a decrease of $14.3 million, as compared to $15.4 million during the three months ended March 31, 2010. The decrease was also attributable to a $2.6 million decrease in excess tax benefits from stock-based compensation.

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

If a make-whole fundamental change, as defined in the Notes, occurs prior to July 1, 2011, we may be required in certain circumstances to increase the applicable conversion rate for any Notes converted in connection with such fundamental change by a specified number of shares of our common stock. We may not redeem the Notes prior to July 1, 2011. On or after July 1, 2011, we may redeem the Notes, in whole at any time, or in part from time to time, at a redemption price, payable in cash, up to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any. Holders of the Notes may require us to repurchase some or all of the Notes on July 1, 2011, July 1, 2017 and July 1, 2022, or in the event of certain fundamental change transactions, at 100% of the principal amount on the date of repurchase, plus accrued and unpaid interest, if any, payable in cash. If such an event occurs, we would be required to pay the entire outstanding principal amount of $165.0 million in cash, in addition to any other rights that the investors may have under the Notes. As the first redemption date of the Notes is July 1, 2011, we classify the net carrying amount of the liability component of the Notes of $162.3 million and $163.8 million as of December 31, 2010 and March 31, 2011, respectively, as part of current liabilities in our unaudited consolidated balance sheets.

The Notes are unsecured senior obligations and are effectively subordinated to all of our existing and future senior indebtedness to the extent of the assets securing such debt, and are effectively subordinated to all indebtedness and liabilities of our subsidiaries, including trade payables.

Revolving Credit Facility

On August 4, 2010, we entered into a five-year senior secured revolving credit facility agreement with a syndicate of banks led by JPMorgan Chase Bank, N.A. as administrative agent, which is available until August 4, 2015 (the “Credit Agreement”). The Credit Agreement was amended on April 4, 2011 to increase the amount available for borrowing from the original amount of $175.0 million to an amount of up to $225.0 million. Borrowings under the Credit Agreement may be used for working capital needs and general corporate purposes, which may include share repurchases, outstanding debt repayment and acquisitions. Amounts outstanding under the Credit Agreement bear interest at a variable interest rate set forth in the Credit Agreement equal to, at our election, (i) the Adjusted LIBO Rate, as defined in the Credit Agreement, plus a margin which will vary between 2.25% and 3.00% based on our Leverage Ratio, as defined in the Credit Agreement, or (ii) an Alternate Base Rate, as defined in the Credit Agreement, plus a margin which will vary between 1.25% and 2.00% based on our Leverage Ratio. Any overdue amounts under the Credit Agreement will bear interest at a rate per annum equal to 2% plus the rate otherwise applicable to such amount.

We are required to pay a commitment fee of between 0.30% and 0.50% of the average unused amount of the credit facility during each quarter. We record this fee in interest expense.

In connection with obtaining the senior secured credit facility, we incurred $1.7 million in debt issuance costs in August 2010, which is amortized as interest expense over the term of the senior secured credit facility using the effective interest method. In connection with amending the senior secured credit facility, we incurred an additional $0.3 million in debt issuance costs in April 2011, which will be amortized as interest expense over the remaining term of the senior secured credit facility using the effective interest method

Under the terms of the Credit Agreement and related loan documents, our obligations have been guaranteed by our material domestic subsidiaries, and are secured by substantially all of our tangible and intangible assets and those of each of our material domestic subsidiaries. In addition, the Credit Agreement contains customary affirmative and negative covenants applicable to us and our subsidiaries with respect to our operations and financial conditions, including maximum permissible debt ratios and a minimum liquidity covenant. We continue to be in full compliance with all covenants contained in the Credit Agreement.

As of March 31, 2011 and May 9, 2011, no amounts were outstanding under the credit facility.

Working Capital Needs

We believe that our existing cash and cash equivalents, together with future cash expected to be provided by operating activities and amounts that may be borrowed under our revolving credit facility, will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months, as well as sufficient to repurchase some or all of the Notes, if required by the holders of the Notes on the first possible redemption date on July 1, 2011, or, at our discretion, to redeem the Notes on or after July 1, 2011.

In March 2011, we announced a share repurchase program under which we are authorized to purchase up to an aggregate of $100.0 million of our common stock in open market purchases or in privately negotiated transactions in accordance with federal securities laws. Any such repurchases would depend on market conditions, the market price of our common stock, and management’s assessment of our liquidity and cash flow needs.

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

Interest income on our cash and cash equivalents is subject to interest rate fluctuations. For the three months ended March 31, 2011, a ten percent change in interest rates would not have had a material effect on our interest income.

We have accounts on our foreign subsidiaries’ ledgers which are maintained in the respective subsidiary’s local currency and remeasured into the U.S. dollar for reporting of our consolidated results. As a result, we are exposed to fluctuations in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we maintain foreign denominated balances, including the Canadian dollar, Euro, British pound, Japanese yen, Australian dollar and others. Because of such foreign currency exchange rate fluctuations, we recognized other expense of $0.5 million and $0.4 million during the three months ended March 31, 2010 and 2011, respectively. For the three months ended March 31, 2011, a ten percent adverse change in the prevailing exchange rates as of March 31, 2011 would not have had a material effect on our consolidated results of operations or financial condition.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We may be involved in various legal proceedings from time to time incidental to the ordinary conduct of our business. We believe that any ultimate liability resulting from any such litigation will not have a material adverse effect on our results of operations, financial position or cash flows.

Item 1A.	Risk Factors.

We describe our business risk factors below. This description includes any material changes to and supersedes the description of the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

A.	RISKS RELATED TO OUR EVALUATION OF STRATEGIC ALTERNATIVES

The impact and results of our announcement that we are evaluating strategic alternatives are uncertain and cannot be determined.

On April 19, 2011, we announced that our Board of Directors has retained Barclays Capital as our financial advisor in response to receiving unsolicited, non-binding proposals to acquire our company. The Board of Directors is evaluating the proposals as well as strategic alternatives to enhance shareholder value, including whether other third parties would have an interest in acquiring us at a price and on terms that would represent a better value for our shareholders than our continued execution on our business plan on a stand-alone basis. There can be no assurance that this process will result in an agreement or transaction, or that if an agreement is executed, that a transaction will be consummated. We undertake no obligation to provide further updates with respect to the evaluation.

In connection with our Board of Directors’ evaluation of strategic alternatives, we expect to incur expenses, including expenses in connection with the retention of advisors and consultants. The process of evaluating strategic alternatives may be disruptive to our business. Activities relating to the evaluation and related uncertainties could divert the attention of our management and employees from our day-to-day business. Our business partners and customers may choose to delay purchases or renewals pending the resolution of the evaluation process. In addition, our ability to attract and retain key personnel may be impaired. If we are unable to effectively manage these risks, our business, financial condition or results of operations may be adversely affected.

B.	RISKS RELATED TO ECONOMIC CONDITIONS

Current challenging economic conditions may adversely affect our business.

Challenging economic conditions related to the protracted worldwide economic downturn that began in 2008 may affect our sales and renewals of our products and services, and could negatively affect our revenues and our ability to maintain or grow our business. In addition, instability in the financial markets associated with the economic downturn has resulted in a tightening of credit markets, which could impair the ability of our customers to obtain credit to finance purchases of our products or impair our ability to obtain credit to finance investments in our business. Our client base is diverse and each client or potential client faces a unique set of risks. These risks include, for example, the availability of public funds and the possibility of state and local budget cuts, reduced enrollment or lower revenues, any of which could lead to a reduction in overall spending, including information technology spending, by our current and potential clients and a corresponding decline in demand for our products and services. A prolonged economic disruption may result in a reduction in overall demand for educational software products and services, which could cause a decline in both new sales and renewals of our existing products and difficulty in establishing a market for our new products and services. In addition, we have experienced some lengthening of sales cycles and, depending on the future economic climate, may see a continuation of this trend. Furthermore, our accounts receivable may increase and the relative aging of our receivables may deteriorate if our clients delay or are unable to make their payments due to the tightening of credit markets and the lack of available funding. A prolonged economic downturn may make it difficult for potential clients to buy our products and might compromise the ability of existing clients to renew their licenses.

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

C.	RISKS RELATED TO OUR PRODUCTS AND SERVICES

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

Our primary competitors for the Blackboard Learn platform are companies and open source projects that provide course management systems, such as Desire2Learn Inc., Jenzabar, Inc., Microsoft Corporation, International Business Machines Corporation, Oracle Corporation, Google Inc., Datatel, Inc., the Moodle open source project and associated authorized services firms, Pearson Education, Inc., the Sakai Foundation open source project and associated authorized services firms, and Instructure Inc.; learning content management systems, such as Giunti Labs S.r.I.; and education enterprise information portal technologies, such as SunGard Higher Education Inc., an operating unit of SunGard Data Systems Inc. We also face competition from clients and potential clients who develop their own applications internally, large diversified software vendors who offer products in numerous markets including the education market and open source software applications.

Our competitors for the Blackboard Transact platform include companies that provide transaction systems, security and access systems and off-campus merchant relationship programs such as CBORD and CardSmith. Our competitors for the Blackboard Connect service include a variety of companies or products such as SchoolMessenger that provide mass notification technologies including voice, email and text messaging communications. Our competitors for the Blackboard Mobile products include in-house IT departments that customize their own mobile presence and companies such as Datatel that provide customized mobile websites and applications. Our competitors for the Blackboard Collaborate platform include a variety of companies that provide software applications for synchronous learning and similar technology, including Cisco Systems and Adobe. Our competitors for the Blackboard Student Services offering include clients and potential clients who handle student support calls in-house and various companies, including PerceptIS, that provide IT help desk support and student management services to institutions of higher learning. Our competitors for the Blackboard Analytics platform include clients and potential clients who have in-house analytic capability and various companies, including several major ERP providers, that offer analytic and business intelligence reporting services to institutions of higher learning.

Many of our current and potential competitors are substantially larger than we are and have significantly greater financial, technical and marketing resources, and established, extensive direct and indirect sales and distribution channels. Similarly, our competitors may be acquired by larger and better-funded companies which have more resources than our competitors currently have. These larger companies may be able to respond more quickly to new or emerging technologies and changes in client requirements, or to devote greater resources to the development, promotion and sale of their products than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or prospective clients. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share to our detriment.

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

Because the revenues derived from each of our products and services typically have different levels of gross margins, an increase in the percentage of total revenues represented by lower margin products and services could have a detrimental impact on our overall gross margins, and could adversely affect our operating results. In addition, we sometimes subcontract professional services and hardware to third parties, which further reduces our gross margins on these revenue items. As a result, an increase in the percentage of these revenue items provided by third parties could lower our overall gross margins.

The length and unpredictability of the sales cycle for our products and services could delay new sales and cause our revenues and cash flows for any given quarter to fall short of our projections or market expectations.

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

D.	RISKS RELATED TO BUSINESS OPERATIONS AND FINANCING

Our recent acquisition transactions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of the transactions.

We have entered into a number of acquisition transactions as part of our growth strategy. We completed acquisitions of txttools in January 2011 and of Saf-T-Net, Elluminate, Wimba, Presidium, and the business assets of iStrategy in 2010. We have entered into these transactions with the expectation that each would result in long-term benefits, including improved revenue and profits and enhancements to our product portfolio and customer base. We may encounter risks in seeking to realize the benefits of these and other potential acquisition transactions, including:

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

The restrictive covenants contained in, and any indebtedness incurred under, our revolving credit facility, could constrict our liquidity and adversely affect our ability to operate our business successfully and to obtain financing in the future.

We entered into a five-year senior secured revolving credit facility in August 2010, and in April 2011 we entered into an amendment to the Credit Agreement to increase the amount we are able to borrow under the facility from the original amount of $175.0 million to an amount of up to $225.0 million. The restrictive covenants contained in the Credit Agreement limit our ability to incur additional indebtedness, create liens, make investments, make restricted payments, and merge, consolidate, sell or acquire assets, among other things. In addition, we are required to comply with certain leverage and other financial maintenance tests. As we borrow amounts under this facility, this debt may impair our ability to obtain future additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes, and a substantial portion of our cash flows from operations may be dedicated to the debt repayment, thereby reducing the funds available to us for other purposes, increasing our vulnerability to industry downturns and competitive pressures. Any breach of our covenants set forth in the credit agreement, or our failure to satisfy our obligations with respect to these debt obligations could result in a default under the credit facility, which could result in acceleration of the debt and certain other financial obligations. As of March 31, 2011 and May 9, 2011, no amounts were outstanding under the revolving credit facility.

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

Upon the occurrence of a fundamental change, as defined in the Notes, holders of the Notes would have the right to require us to repurchase the Notes at a price in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. Any future credit agreement or other agreements relating to indebtedness to which we become a party may contain similar provisions. Holders will also have the right to require us to repurchase the Notes for cash or a combination of cash and our common stock on July 1, 2011, July 1, 2017 or July 1, 2022. Moreover, upon conversion of the Notes, we are required to settle a portion of the conversion obligation in cash. In the event that we are required to repurchase the Notes, or upon conversion of the Notes, we may not have sufficient financial resources to satisfy all of our obligations under the Notes and our other debt instruments. Our failure to pay the repurchase price when due, to pay cash upon conversion of the Notes or to meet other payment obligations would result in a default under the indenture governing the Notes.

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

E.	RISKS RELATED TO INTELLECTUAL PROPERTY AND GOVERNMENT REGULATION

If we are unable to protect our proprietary technology and other rights, it will reduce our ability to compete for business.

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products similar to our products, which could decrease demand for our products. In addition, we may be unable to prevent the use of our products and offerings by persons who have not paid the required fees, which could reduce our revenues. We rely on a combination of copyright, patent, trademark and trade secret laws, as well as licensing agreements, third-party nondisclosure agreements and other contractual provisions and technical measures, to protect our intellectual property rights. These protections may not be adequate to prevent our competitors from copying or reverse-engineering our products and services, and these protections may be costly and difficult to enforce. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. The protective mechanisms we include in our products and offerings may not be sufficient to prevent unauthorized copying. Existing copyright laws afford only limited protection for our intellectual property rights and may not protect such rights in the event competitors independently develop products or services similar to ours. In addition, the laws of some countries in which our products are or may be licensed do not protect our products and intellectual property rights to the same extent as do the laws of the United States.

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

Item 6.	Exhibits.

(a) Exhibits:

Exhibit No.	Description

10.1	Amendment No. 1 to Credit Agreement dated as of April 4, 2011*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 9, 2011, formatted in eXtensible Business Reporting Language:(i) Unaudited Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (ii) Unaudited Consolidated Statement of Operations for the Three months ended March 31, 2011 and 2010, (iii) Unaudited Consolidated Statements of Cash Flows for the Three months ended March 31, 2011 and 2010 and (iv) Notes to Unaudited Consolidated Financial Statements (tagged as blocks of text).**

*	Previously filed on April 6, 2011 as an exhibit to the Registrant’s Report on Form 8-K and incorporated by reference herein.

**	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blackboard Inc.

By:	/s/ John E. Kinzer
John E. Kinzer
Chief Financial Officer
(On behalf of the registrant and as Principal
Financial Officer)

Dated: May 9, 2011