Form 10-Q
period 2011-06-30
BLACKBOARD INC
filed 2011-08-04
CIK 1106942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class	Outstanding at July 31, 2011

Common Stock, $0.01 par value	35,137,816

Blackboard Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2011

INDEX

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Unaudited Consolidated Balance Sheets as of December 31, 2010 and June 30, 2011	1
	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2011	2
	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2011	3
	Notes to Unaudited Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 6.	Exhibits	40
Signature		41
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “Blackboard” refer to Blackboard Inc. and its subsidiaries.

ii

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BLACKBOARD INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	June 30,
	2010	2011

Current assets:
Cash and cash equivalents	$70,314	$84,676
Accounts receivable, net of allowance for doubtful accounts of $994 and $1,435, respectively	89,914	154,986
Prepaid expenses and other current assets	16,961	23,400
Deferred tax asset, current portion	5,818	5,818
Deferred cost of revenues	3,256	4,788

Total current assets	186,263	273,668
Deferred tax asset, noncurrent portion	15,185	25,577
Restricted cash	5,741	5,714
Property and equipment, net	43,002	45,388
Other assets	1,582	1,670
Goodwill	478,728	481,935
Intangible assets, net	116,649	105,328

Total assets	$847,150	$939,280

Current liabilities:
Accounts payable	$1,818	$5,042
Accrued expenses	41,018	64,183
Deferred rent, current portion	450	789
Deferred revenues, current portion	211,752	214,433
Revolving credit facility	—	46,000
Convertible senior notes, net of debt discount of $2,674 at December 31, 2010	162,326	165,000

Total current liabilities	417,364	495,447
Deferred rent, noncurrent portion	11,978	11,561
Deferred tax liability, noncurrent portion	3,502	4,943
Deferred revenues, noncurrent portion	6,223	4,764

Total liabilities	439,067	516,715

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 34,666,197 and 35,110,317 shares issued and outstanding, respectively	347	351
Additional paid-in capital	465,908	486,540
Accumulated other comprehensive income, net	794	2,056
Accumulated deficit	(58,966)	(66,382)

Total stockholders’ equity	408,083	422,565

Total liabilities and stockholders’ equity	$847,150	$939,280

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011

Revenues:
Product	$97,474	$114,297	$191,204	$223,682
Professional services	10,254	9,864	17,590	19,235

Total revenues	107,728	124,161	208,794	242,917
Operating expenses:
Cost of product revenues, excludes $2,816 and $1,085 for the three months ended June 30, 2010 and 2011, respectively, and $5,324 and $2,645 for the six months ended June 30, 2010 and 2011, respectively, in amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below(1)	27,409	32,542	51,943	66,952
Cost of professional services revenues(1)	5,386	6,284	9,865	12,963
Research and development(1)	12,047	16,866	24,252	33,437
Sales and marketing(1)	27,930	40,382	53,245	75,021
General and administrative(1)	16,851	24,300	31,556	42,970
Amortization of intangibles resulting from acquisitions	9,359	7,644	18,337	16,815

Total operating expenses	98,982	128,018	189,198	248,158

Income (loss) from operations	8,746	(3,857)	19,596	(5,241)
Other expense, net:
Interest expense	(2,908)	(2,937)	(5,796)	(6,099)
Interest income	50	12	71	34
Other expense, net	(379)	(198)	(906)	(630)

Income (loss) before (provision for) benefit from income taxes	5,509	(6,980)	12,965	(11,936)
(Provision for) benefit from income taxes	(1,149)	2,920	(3,569)	4,520

Net income (loss)	$4,360	$(4,060)	$9,396	$(7,416)

Net income (loss) per common share:
Basic	$0.13	$(0.12)	$0.28	$(0.21)

Diluted	$0.13	$(0.12)	$0.27	$(0.21)

Weighted average number of common shares:
Basic	34,128,218	35,030,028	33,798,698	34,895,971

Diluted	34,769,318	35,030,028	34,629,788	34,895,971

(1) Includes the following amounts related to stock-based compensation:
Cost of product revenues	$264	$332	$607	$686
Cost of professional services revenues	149	162	297	366
Research and development	296	334	563	670
Sales and marketing	1,858	2,294	3,721	4,382
General and administrative	2,500	2,496	4,835	4,885

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months
	Ended June 30,
	2010	2011

Cash flows from operating activities
Net income (loss)	$9,396	$(7,416)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	1,266	(10,096)
Excess tax benefits from stock-based compensation	(2,799)	(174)
Amortization of debt discount and issuance costs	3,065	2,996
Depreciation and amortization	9,537	12,252
Amortization of intangibles resulting from acquisitions	18,337	16,815
Change in allowance for doubtful accounts	(120)	442
Stock-based compensation	10,023	10,989
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(15,317)	(65,152)
Prepaid expenses and other current assets	(1,183)	(6,502)
Deferred cost of revenues	2,156	(1,532)
Accounts payable	171	3,189
Accrued expenses	8,384	23,134
Deferred rent	(256)	(78)
Deferred revenues	(46,227)	866

Net cash used in operating activities	(3,567)	(20,267)
Cash flows from investing activities
Acquisitions, net of cash acquired	(40,158)	(6,107)
Purchases of property and equipment	(12,791)	(14,638)

Net cash used in investing activities	(52,949)	(20,745)
Cash flows from financing activities
Releases of letters of credit	61	27
Payment for debt issuance costs	—	(300)
Proceeds from revolving credit facility	—	46,000
Excess tax benefits from stock-based compensation	2,799	174
Proceeds from exercise of stock options	23,587	9,473

Net cash provided by financing activities	26,447	55,374
Net (decrease) increase in cash and cash equivalents	(30,069)	14,362
Cash and cash equivalents at beginning of period	167,353	70,314

Cash and cash equivalents at end of period	$137,284	$84,676

See notes to unaudited consolidated financial statements.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2010 and 2011

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

Proposed Merger with an Affiliate of Providence Equity Partners L.L.C.

On June 30, 2011, the Company, Bulldog Holdings, LLC, a Delaware limited liability company (“Parent”), and Bulldog Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Acquisition Sub”), entered into an Agreement and Plan of Merger (the “merger agreement”) pursuant to which Acquisition Sub will, upon the terms and subject to the conditions thereof, merge with and into Blackboard (the “merger”), with Blackboard surviving the merger as a wholly owned subsidiary of Parent. Parent and Acquisition Sub are affiliates of Providence Equity Partners L.L.C. The Company’s stockholders must adopt the merger agreement for the merger to occur.

Upon the merger becoming effective (the “Effective Time”), each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $45.00 in cash, without interest (the “Per Share Consideration”), on the terms and subject to the conditions set forth in the merger agreement, excluding shares that are: (i) held by the Company or any wholly owned subsidiary of the Company (or held in the Company’s treasury); (ii) held by Parent, Acquisition Sub or any other direct or indirect wholly owned subsidiary of Parent; or (iii) held by any stockholders of the Company who properly exercise their appraisal rights under Delaware law.

The completion of the merger is subject to various customary closing conditions, including (i) the adoption of the merger agreement by the stockholders of the Company entitled to vote thereon, (ii) no court having issued an injunction that prohibits the consummation of the merger and no court or governmental entity having enacted a law, rule or regulation that prohibits the consummation of the merger and (iii) the expiration or termination of the waiting period applicable to the consummation of the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The transaction is expected to close during the second half of 2011.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated balance sheet at December 31, 2010 has

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

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

Level 1 — quoted prices in active markets for identical assets and liabilities

Level 2 — inputs other than Level 1 quoted prices that are directly or indirectly observable

Level 3 — unobservable inputs that are not corroborated by market data

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following tables set forth the Company’s assets and

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities that were measured at fair value as of December 31, 2010 and June 30, 2011, by level within the fair value hierarchy (in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents(1)	$40,009	$40,009	$—	$—

Liabilities:
Convertible senior notes(2)	$169,538	$169,538	$—	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents(1)	$31,020	$31,020	$—	$—

Liabilities:
Convertible senior notes(2)	$165,000	$165,000	$—	$—

(1)	Cash equivalents consist of money market funds with original maturity dates of less than three months for which the fair value is based on quoted market prices.

(2)	The fair value of the Company’s convertible senior notes is based on the quoted market price.

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill. These items are recognized at fair value when they are considered to be impaired. During the three and six months ended June 30, 2010 and 2011, there were no fair value adjustments for assets and liabilities measured on a non-recurring basis.

The Company discloses fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the consolidated financial statements approximate the fair value for accounts receivable, accounts payable, accrued expenses and amounts outstanding under the revolving credit facility.

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

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cost of Revenues and Deferred Cost of Revenues

Cost of revenues includes all direct materials, direct labor, direct shipping and handling costs, telecommunications costs related to the Blackboard Connect product, and those indirect costs related to revenue such as indirect labor, materials and supplies, equipment rent, and amortization of software developed internally and software license rights. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is included as amortization of intangibles acquired in acquisitions. Amortization expense related to acquired technology was $2.8 million and $1.1 million for the three months ended June 30, 2010 and 2011, respectively, and $5.3 million and $2.6 million for the six months ended June 30, 2010 and 2011, respectively.

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

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
	(In thousands, except share and per share amounts)

Net income (loss)	$4,360	$(4,060)	$9,396	$(7,416)

Weighted average shares outstanding, basic	34,128,218	35,030,028	33,798,698	34,895,971
Dilutive effect of:
Options to purchase common stock	641,100	—	831,090	—

Weighted average shares outstanding, diluted	34,769,318	35,030,028	34,629,788	34,895,971

Basic net income (loss) per common share	$0.13	$(0.12)	$0.28	$(0.21)

Diluted net income (loss) per common share	$0.13	$(0.12)	$0.27	$(0.21)

The dilutive effect of restricted stock and options to purchase an aggregate of 2,008,325 and 1,835,750 shares were not included in the computations of diluted net income per common share for the three and six months ended June 30, 2010, respectively, as their effect would be anti-dilutive. The dilutive effect of restricted stock and options to purchase an aggregate of 4,753,444 shares were not included in the computations of diluted net loss per common share for each of the three and six months ended June 30, 2011, as their effect would be anti-dilutive. In addition, the dilutive effect of the 2,544,333 shares of common stock issuable upon conversion at the base conversion price of the Company’s convertible promissory notes were not included in the computation of diluted net income (loss) per common share for each of the three and six months ended June 30, 2010 and 2011, as their effect would be anti-dilutive.

Comprehensive Net Income (Loss)

Comprehensive net income (loss) includes net income (loss), combined with unrealized gains and losses not included in earnings and reflected as a separate component of stockholders’ equity. For the Company, such items consist of foreign currency translation gains and losses, which was a gain of $0.2 million and $1.3 million for the three and six months ended June 30, 2011, representing the difference between net loss and comprehensive net loss for the period. There were no differences between net income and comprehensive net income for the three and six months ended June 30, 2010.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) amended the accounting standards related to fair value measurements to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amended guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and early adoption is not permitted. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2011, the FASB amended the accounting standards for the presentation of comprehensive income. The amended guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and early adoption is permitted. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

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

The Company has accounted for the merger under the acquisition method of accounting. Of the total estimated purchase price of $6.2 million, a preliminary estimate of $1.3 million was allocated to net tangible liabilities assumed, and $5.1 million was allocated to definite-lived intangible assets acquired. Definite-lived intangible assets of $5.1 million consist of the value assigned to txttools’ customer relationships of $4.5 million and developed and core technology of $0.6 million. The Company will amortize the value of txttools’ customer relationships over seven years and the developed and core technology over three years. Approximately $2.4 million has been allocated to goodwill and is not deductible for tax purposes. Goodwill represents factors including expected synergies from combining operations. The results of operations of txttools during the three and six months ended June 30, 2011 were not material to the Company’s consolidated financial statements.

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

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Incentive Plans

As of June 30, 2011, approximately 3.5 million shares of common stock were available for future grants under the Company’s Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”) and no options were available for future grants under the Company’s Amended and Restated Stock Incentive Plan adopted in 1998. Awards granted under the 2004 Plan generally vest over a four year period and have an eight year expiration period.

The compensation cost that has been recognized in the unaudited consolidated statements of operations for the Company’s stock incentive plans was $10.0 million and $11.0 million for the six months ended June 30, 2010 and 2011, respectively. The total excess tax benefits recognized for stock-based compensation arrangements was $2.8 million and $0.2 million for the six months ended June 30, 2010 and 2011, respectively and are classified as a financing cash inflow with a corresponding operating cash outflow. For stock subject to graded vesting, the Company uses the straight-line method for allocating compensation expense by period.

Stock Options

A summary of stock option activity under the Company’s stock incentive plans as of June 30, 2011, and changes during the six months then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Shares	Price/Share	Intrinsic Value

Exercisable at December 31, 2010	1,970,085	$31.40
Outstanding at December 31, 2010	4,147,810	33.23
Granted	983,650	36.15
Exercised	(305,197)	31.04	$4,218
Cancelled	(192,819)	35.58

Outstanding at June 30, 2011	4,633,444	33.89	44,138

Exercisable at June 30, 2011	2,266,225	$32.51	$24,751

The weighted average remaining contractual lives for all options outstanding under the Company’s stock incentive plans at June 30, 2010 and 2011 were 5.8 and 5.6 years, respectively. The weighted average remaining contractual lives for exercisable stock options at June 30, 2010 and 2011 were 4.9 and 4.4 years, respectively. As of June 30, 2011, there was approximately $30.1 million of total unrecognized compensation cost related to outstanding but unvested stock options. The cost is expected to be recognized through June 2015 with a weighted average recognition period of approximately 1.4 years.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes compensation expense for share-based awards based on estimated fair values on the date of grant. The weighted average fair value of the options at the date of grant for the six months ended June 30, 2010 and 2011 was $15.95 and $13.58, respectively. The fair value of options that vested was $8.9 million during each of the six months ended June 30, 2010 and 2011. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the three and six months ended June 30, 2010 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011

Dividend yield	0%	0%	0%	0%
Expected volatility	44.2%	42.1%	45.0%	41.4%
Risk-free interest rate	2.2%	1.8%	2.3%	2.1%
Expected life of options	4.6 years	4.6 years	4.7 years	4.6 years
Forfeiture rate	12.3%	12.0%	12.3%	12.1%

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

Expected life of the options — The period of time that the equity grants are expected to remain outstanding. For grants that have been exercised, the Company uses actual exercise data to estimate option exercise timing. For grants that have not been exercised, the Company generally uses the midpoint between the end of the vesting period and the contractual life of the grant to estimate option exercise timing. Options granted during the three and six months ended June 30, 2010 and 2011 have a maximum term of eight years.

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

As of June 30, 2011, there was approximately $22.4 million of total unrecognized compensation cost related to outstanding but unvested restricted stock and restricted stock unit awards. The cost is expected to be recognized through December 2015 with a weighted average recognition period of approximately 1.9 years.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restricted stock and restricted stock unit activity under the Company’s stock incentive plans as of June 30, 2011, and changes during the six months then ended are as follows (aggregate intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Shares	Fair Value/Share	Intrinsic Value

Unvested at December 31, 2010	707,604	$37.15
Granted	204,970	36.35
Vested and issued	(97,075)	32.99
Cancelled	(55,110)	37.92

Unvested at June 30, 2011	760,389	$37.41	$32,993

5.	Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

			Weighted-
			Average
	December 31,	June 30,	Amortization
	2010	2011	Period
	(In thousands)		(In years)

Goodwill	$478,728	$481,935

Acquired technology	$79,354	$80,011	3.0
Accumulated amortization	(69,236)	(71,629)

Acquired technology, net	10,118	8,382

Contracts and customer lists	194,234	199,051	5.7
Accumulated amortization	(96,052)	(109,501)

Contracts and customer lists, net	98,182	89,550

Trademarks and domain names	6,232	6,263	2.8
Accumulated amortization	(2,609)	(3,336)

Trademarks and domain names, net	3,623	2,927

Patents and related costs	5,601	5,601	10.5
Accumulated amortization	(875)	(1,132)

Patents and related costs, net	4,726	4,469

Intangible assets, net	$116,649	$105,328

Intangible assets from acquisitions are amortized over three to ten years. Amortization expense related to intangible assets was approximately $18.3 million and $16.8 million for the six months ended June 30, 2010 and 2011, respectively. Amortization expense for the years ending December 31, 2011, 2012, 2013, 2014 and 2015 is expected to be approximately $31.8 million, $27.8 million, $18.2 million, $11.6 million and $9.7 million, respectively.

6.	Credit Facilities and Notes Payable

Convertible Senior Notes

In June 2007, the Company issued and sold $165.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2027 (the “Notes”) in a public offering. The Notes bore interest at a rate of 3.25% per year on the

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal amount, accruing from June 20, 2007. Interest was payable semi-annually on January 1 and July 1. The Company made interest payments of $2.7 million on each of July 1, 2010 and July 1, 2011. The Notes were scheduled to mature on July 1, 2027, subject to earlier conversion, redemption or repurchase.

If a make-whole fundamental change, as defined in the Notes, had occurred prior to July 1, 2011, the Company could have been required in certain circumstances to increase the applicable conversion rate for any Notes converted in connection with such fundamental change by a specified number of shares of the Company’s common stock.

The Notes were not redeemable prior to July 1, 2011. On July 1, 2011, the holders of the Notes required the Company to repurchase substantially all of the Notes, in accordance with their terms, at a redemption price, payable in cash, of 100% of the principal amount of the Notes plus accrued and unpaid interest. The Company redeemed, in whole, the remaining outstanding Notes on August 1, 2011.

The liability and equity components of the Notes were separately accounted for in a manner that reflected the Company’s nonconvertible debt borrowing rate because their terms included partial cash settlement. The Company amortized the resulting debt discount over the period the convertible debt was expected to be outstanding as additional non-cash interest expense. The Company determined that its nonconvertible borrowing rate at the time the Notes were issued was 6.9%. Accordingly, the Company estimated the fair value of the liability (debt) component as $144.1 million upon issuance of the Notes. The excess of the proceeds received over the estimated fair value of the liability component totaling $20.9 million was allocated to the conversion (equity) component. The carrying amount of the equity component of the Notes was $2.6 million at December 31, 2010 and was fully amortized at June 30, 2011. The carrying amount of the equity component of the Notes was recorded as a debt discount and was netted against the remaining principal amount outstanding on the unaudited consolidated balance sheets.

In connection with obtaining the Notes, the Company incurred $4.5 million in debt issuance costs, of which $4.0 million was allocated to the liability component and $0.5 million was allocated to the equity component. The carrying amount of the liability component of the debt issuance costs was $0.1 million at December 31, 2010 and was fully amortized at June 30, 2011. The carrying amount of the liability component of the debt issuance costs was recorded as a debt discount and was netted against the remaining principal amount outstanding on the unaudited consolidated balance sheets.

The debt discount, which includes the equity component and the liability component of the debt issuance costs, was amortized as interest expense using the effective interest method through July 1, 2011, the first redemption date of the Notes. The Company recorded total interest expense of approximately $2.9 million and $2.5 million for the three months ended June 30, 2010 and 2011, respectively, which consisted of $1.3 million in interest expense at a rate of 3.25% per year for each of the three months ended June 30, 2010 and 2011 and $1.6 million and $1.2 million in amortization of the debt discount for the three months ended June 30, 2010 and 2011, respectively. The Company recorded total interest expense of approximately $5.8 million and $5.4 million for the six months ended June 30, 2010 and 2011, respectively, which consisted of $2.7 million in interest expense at a rate of 3.25% per year for each of the six months ended June 30, 2010 and 2011, and $3.1 million and $2.7 million in amortization of the debt discount for the six months ended June 30, 2010 and 2011, respectively.

The principal amount of the liability component of the Notes was $165.0 million at December 31, 2010 and June 30, 2011. The unamortized debt discount was $2.7 million at December 31, 2010 and was fully amortized at June 30, 2011. As the Notes were redeemed during the third quarter of 2011, the Company classified the net carrying amount of the liability component of the Notes of $162.3 million and $165.0 million as of December 31, 2010 and June 30, 2011, respectively, as part of current liabilities in the unaudited consolidated balance sheets.

The Company evaluated whether the Notes were considered to be indexed to the Company’s own stock using a two-step approach to evaluate the Notes’ contingent exercise and settlement provisions. The Company determined that the Notes’ embedded conversion options were indexed to the Company’s own stock and, therefore, did not require bifurcation and separate accounting.

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

In connection with obtaining the senior secured credit facility, the Company incurred $1.7 million in debt issuance costs in August 2010, which is amortized as interest expense over the term of the senior secured credit facility using the effective interest method. In connection with amending the senior secured credit facility, the Company incurred an additional $0.3 million in debt issuance costs in April 2011, which is amortized as interest expense over the remaining term of the senior secured credit facility using the effective interest method.

As of December 31, 2010, no amounts were outstanding under the credit facility. As of June 30, 2011, the credit facility had an outstanding principal balance of $46.0 million. On July 1, 2011, the Company borrowed an additional $150.0 million under the credit facility and used the proceeds to repurchase the Notes.

The Company recorded total interest expense related to the Credit Agreement of approximately $0.4 million and $0.7 million for the three and six months ended June 30, 2011, respectively.

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

7.	Commitments and Contingencies

On July 7, 2011, a purported class action lawsuit relating to the transactions contemplated by the merger agreement was filed in the Delaware Chancery Court against the Company, the Board, Providence, Parent and Acquisition Sub entitled Astor BK Realty v. Michael L. Chasen, et. al. On July 8, 2011, a purported class action lawsuit relating to the transactions contemplated by the merger agreement was filed in the Superior Court for the District of Columbia against the Company, the Board, Providence, Parent and Acquisition Sub entitled Leroy Pogodzinski v. Blackboard Inc. et. al. On July 19, 2011, a purported class action lawsuit relating to the transactions contemplated by the merger agreement was filed in the Superior Court for the District of Columbia against the Company, the Board, Providence, Parent and Acquisition Sub entitled Eve Wachsler v. Blackboard Inc. et. al.

BLACKBOARD INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The lawsuits generally allege that the Board breached its fiduciary duties by, among other things, approving the transactions contemplated by the merger agreement, which allegedly were financially unfair to the Company and its stockholders, and agreeing to provisions in the merger agreement that will allegedly prevent the Board from considering other offers. The lawsuits further allege that certain defendants aided and abetted these breaches. The lawsuits seek unspecified damages and equitable relief, including an injunction halting the transaction or rescission of the transaction as applicable.

On July 27, 2011, plaintiffs in the Pogodzinski and Wachsler matters moved to consolidate the actions in Superior Court for the District of Columbia and for appointment of their respective counsel as co-lead counsel. On August 2, 2011, the Pogodzinski and Wachsler plaintiffs jointly filed an amended complaint which, in addition to the claims described above, asserts a claim for breach of fiduciary duty based on alleged misrepresentations and/or omissions of material facts in the Company’s preliminary proxy statement filed with the Securities and Exchange Commission on July 22, 2011, relating to, among other things, the sale process conducted by the Board and the retention of, and analyses conducted by, the Company’s financial advisor. The plaintiffs contemporaneously filed a motion for limited expedited discovery in connection with their anticipated motion for a preliminary injunction. The motion to consolidate and the motion to expedite are both currently pending before the Superior Court. The Company intends to vigorously defend these matters.

On August 2, 2011, all defendants filed motions to dismiss the Delaware action.

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

Proposed Merger with an Affiliate of Providence Equity Partners L.L.C.

On June 30, 2011, we entered into a merger agreement with an affiliate of Providence Equity Partners L.L.C. pursuant to which a merger subsidiary would merge with and into us, with us surviving as a wholly owned subsidiary of the acquiror.

Upon the merger becoming effective, subject to the terms and conditions set forth in the merger agreement, each share of our common stock would be converted into the right to receive $45.00 in cash.

The completion of the merger is subject to customary closing conditions, including the approval of the merger agreement by our stockholders. We expect the merger to close during the second half of 2011.

Redemption of Convertible Promissory Notes

We previously issued $165.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2027 (the “Notes”) in a public offering. We made interest payments of $2.7 million on each of July 1, 2010 and July 1, 2011. The Notes were scheduled to mature on July 1, 2027, subject to earlier conversion, redemption or repurchase. The Notes were not redeemable prior to July 1, 2011, but in accordance with their terms, on July 1, 2011, the holders of the Notes required that we repurchase substantially all of the Notes at a redemption price, payable in cash, equal to 100% of their principal amount plus accrued and unpaid interest. We redeemed the remaining outstanding Notes on August 1, 2011.

Financial Operations Overview

We have grown through internal growth and a number of strategic relationships and acquisitions. In 2008, we acquired The NTI Group, Inc., or NTI; in March 2010, we acquired Saf-T-Net, Inc., or Saf-T-Net; and in January 2011, we acquired txttools Limited, or txttools. The technology we acquired in these transactions provides the foundation for our Blackboard Connect platform, including the AlertNow service. In 2009, we acquired ANGEL Learning, Inc., or ANGEL, a leading developer of e-learning software to the U.S. education industry. Also in 2009, we acquired the business assets of Terriblyclever Design, LLC, or Terriblyclever, including the technology that is the foundation for our Blackboard Mobile platform. In August 2010, we acquired Elluminate Inc., or Elluminate, and Wimba Inc., or Wimba, to create our Blackboard Collaborate platform, and in December 2010, we acquired the business assets of iStrategy, LLC to create our new Blackboard Analytics platform. Also in December 2010, we acquired Presidium Inc., or Presidium, a company for which we held a warrant exercisable for 9.9% of the equity interest, to create our new Blackboard Student Services offering. We believe these acquisitions support our long-term strategic direction and the demands for innovative technology in the education industry, have helped us create stronger, more flexible technology in support of teaching, learning and student engagement, and accelerate the pace of innovation and interoperability in e-learning.

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

Major components of our cost of product revenues include license and other fees that we owe to third parties upon licensing software, and the cost of hardware that we bundle with our software. We generally recognize these costs upon shipment of the products to our clients. Cost of product revenues also includes amortization of internally developed technology available for sale, telecommunications costs related to the Blackboard Connect product, all direct materials and shipping and handling costs, employee compensation, including bonuses, stock-based compensation and benefits for personnel supporting our hosting, support and production functions, as well as related facility rent, communication costs, utilities, depreciation expense and cost of external professional services used in these functions. We expense all of these costs as incurred. Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is separately included on our consolidated statements of operations as amortization of intangibles acquired in acquisitions. Amortization expense related to acquired technology was $5.3 million and $2.6 million for the six months ended June 30, 2010 and 2011, respectively.

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

Recent Accounting Pronouncements  In May 2011, the Financial Accounting Standards Board (“FASB”) amended the accounting standards related to fair value measurements to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and early adoption is not permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In June 2011, the FASB amended the accounting standards for the presentation of comprehensive income. The amended guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and early adoption is permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011

Revenues:
Product	90%	92%	92%	92%
Professional services	10	8	8	8

Total revenues	100	100	100	100
Operating expenses:
Cost of product revenues, excludes amortization of acquired technology included in amortization of intangibles resulting from acquisitions shown below	25	26	25	28
Cost of professional services revenues	5	5	5	5
Research and development	11	14	12	14
Sales and marketing	26	33	26	31
General and administrative	16	19	15	17
Amortization of intangibles resulting from acquisitions	9	6	8	7

Total operating expenses	92	103	91	102

Income (loss) from operations	8%	(3)%	9%	(2)%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Our total revenues for the three months ended June 30, 2011 were $124.2 million, representing an increase of $16.4 million, or 15%, as compared to $107.7 million for the three months ended June 30, 2010.

A detail of our total revenues by classification is as follows:

	Three Months Ended June 30,
	2010			2011
		Professional			Professional
	Product	Services		Product	Services
	Revenues	Revenues	Total	Revenues	Revenues	Total
	(Unaudited)
	(In millions)

Recurring revenues	$83.9	$1.9	$85.8	$103.2	$2.5	$105.7
Non-recurring revenues	13.6	8.3	21.9	11.1	7.4	18.5

Total revenues	$97.5	$10.2	$107.7	$114.3	$9.9	$124.2

Product revenues.  Our product revenues, including domestic and international, for the three months ended June 30, 2011 were $114.3 million, representing an increase of $16.8 million, or 17%, as compared to $97.5 million for the three months ended June 30, 2010. Recurring product revenues increased by $19.3 million, or 23%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This increase in recurring revenues was primarily due to a $5.9 million increase due to the Elluminate and Wimba acquisitions that closed in August 2010 and the resulting launch of our Blackboard Collaborate platform and a $5.3 million increase resulting from the Presidium acquisition that closed in December 2010 and the resulting launch of our Blackboard Student Services offering. The remaining increase in recurring product revenues primarily resulted from an increase in Blackboard Mobile revenues of $4.6 million, a $3.0 million increase in managed hosting revenues and a $1.7 million increase in revenues for subscription fees from customers accessing our on-demand application services primarily related to Blackboard Connect.

The decrease in non-recurring product revenues primarily relates to lower revenues from Blackboard Transact due to the benefit recognized in the three months ended June 30, 2010 due to our early adoption on January 1, 2010 of the change in revenue recognition guidance under which more revenue is recognized upfront.

Of our total revenues, our total international revenues for the three months ended June 30, 2011 were $20.5 million, representing an increase of $0.8 million, or 4%, as compared to $19.7 million for the three months ended June 30, 2010. International revenues as a percentage of total revenues decreased to 17% for the three months ended June 30, 2011 from 18% for the three months ended June 30, 2010, primarily due to an increase in domestic revenues. International product revenues, which consist primarily of recurring product revenues, were $19.5 million for the three months ended June 30, 2011, representing an increase of $1.1 million, or 6%, as compared to $18.4 million for the three months ended June 30, 2010. The increase in international recurring product revenues was primarily due to an increase in international revenues from the Elluminate and Wimba acquisitions that closed in August 2010 and led to the launch of our Blackboard Collaborate platform.

Professional services revenues.  Our professional services revenues for the three months ended June 30, 2011 were $9.9 million, representing a decrease of $0.4 million, or 4%, as compared to $10.2 million for the three months ended June 30, 2010. The decrease in professional services revenues was primarily attributable to the timing of delivery and revenue recognition for certain service engagements. As a percentage of total revenues, professional services revenues were 10% and 8% for the three months ended June 30, 2010 and 2011, respectively.

Cost of product revenues.  Our cost of product revenues for the three months ended June 30, 2011 was $32.5 million, representing an increase of $5.1 million, or 19%, as compared to $27.4 million for the three months ended June 30, 2010. The increase in cost of product revenues was primarily attributable to increased personnel-related costs due to higher average headcount during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, due to the inclusion of our 2010 and 2011 acquisitions. Cost of product revenues as a percentage of product revenues was 28% for each of the three months ended June 30, 2010 and 2011.

Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is reported separately on our unaudited consolidated statements of operations. Amortization expense related to acquired technology was $2.8 million and $1.1 million for the three months ended June 30, 2010 and 2011, respectively. This decrease was attributable to the completion of the amortization of acquired technology acquired in our acquisition of NTI in 2008 and ANGEL in 2009, offset, in part, by the increase in amortization of acquired technology related to our 2010 and 2011 acquisitions. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 29% for the three months ended June 30, 2011 as compared to 31% for the three months ended June 30, 2010.

Cost of professional services revenues.  Our cost of professional services revenues for the three months ended June 30, 2011 was $6.3 million, representing an increase of $0.9 million, or 17%, as compared to $5.4 million for the three months ended June 30, 2010. The increase in the cost of professional services revenues was primarily attributable to an increase in personnel-related costs associated with professional services revenues from new professional service engagements in current and prior periods, as well as increased costs associated with the inclusion of our 2010 and 2011 acquisitions. Cost of professional services revenues as a percentage of professional services revenues increased to 64% for the three months ended June 30, 2011 from 53% for the three months ended June 30, 2010 due to the timing of delivery and revenue recognition for certain service engagements.

Research and development expenses.  Our research and development expenses for the three months ended June 30, 2011 were $16.9 million, representing an increase of $4.8 million, or 40%, as compared to $12.0 million for the three months ended June 30, 2010. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, including increased personnel-related costs associated with the inclusion of our 2010 and 2011 acquisitions.

Sales and marketing expenses.  Our sales and marketing expenses for the three months ended June 30, 2011 were $40.4 million, representing an increase of $12.5 million, or 45%, as compared to $27.9 million for the three months ended June 30, 2010. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the three months ended June 30, 2011 as compared to the three months ended

June 30, 2010, including increased personnel-related costs associated with the inclusion of our 2010 and 2011 acquisitions.

General and administrative expenses.  Our general and administrative expenses for the three months ended June 30, 2011 were $24.3 million, representing an increase of $7.4 million, or 44%, as compared to $16.9 million for the three months ended June 30, 2010. This increase was primarily attributable to approximately $6.7 million in transition, integration and transaction-related costs incurred during the three months ended June 30, 2011, which includes costs associated with our proposed acquisition by Providence, as compared to approximately $1.0 million related to the transition, integration and transaction-related costs from our Saf-T-Net, Elluminate and Wimba acquisitions that were incurred during the three months ended June 30, 2010. The increase in general and administrative expenses was also attributable to increased personnel-related costs due to higher average headcount during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, including increased personnel-related costs associated with the inclusion of our 2010 and 2011 acquisitions.

Amortization of intangibles resulting from acquisitions.  Our amortization of intangibles resulting from acquisitions for the three months ended June 30, 2011 were $7.6 million, representing a decrease of $1.7 million, or 18%, as compared to $9.4 million for the three months ended June 30, 2011. This decrease was attributable to the completion of the amortization of intangible assets acquired in connection with our acquisition of WebCT in 2006 and the completion of amortization of acquired technology acquired in our acquisition of NTI in 2008 and ANGEL in 2009 offset, in part, by the amortization of intangible assets acquired in our 2010 and 2011 acquisitions.

Net interest expense.  Our net interest expense was $2.9 million for each of the three months ended June 30, 2010 and 2011. The three months ended June 30, 2011 includes $0.4 million in interest expense associated with our revolving credit facility with no comparable amount for the three months ended June 30, 2010. The remainder of our net interest expense during the three months ended June 30, 2010 and 2011 was primarily the interest expense incurred on our convertible senior notes.

Other expense.  Our other expense for the three months ended June 30, 2011 was $0.2 million, representing a decrease of $0.2 million, as compared to other expense of $0.4 million for the three months ended June 30, 2010. This decrease was related to the remeasurement of our foreign subsidiaries’ ledgers that are denominated in the respective subsidiary’s local currency, into U.S. dollars.

(Provision for) benefit from income taxes.  Our benefit from income taxes for the three months ended June 30, 2011 was $2.9 million, as compared to our provision for income taxes of $1.1 million for the three months ended June 30, 2010. This change was primarily due to our loss before benefit from income taxes for the three months ended June 30, 2011, as compared to income before provision for income taxes for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Our total revenues for the six months ended June 30, 2011 were $242.9 million, representing an increase of $34.1 million, or 16%, as compared to $208.8 million for the six months ended June 30, 2010.

A detail of our total revenues by classification is as follows:

	Six Months Ended June 30,
	2010			2011
		Professional			Professional
	Product	Services		Product	Services
	Revenues	Revenues	Total	Revenues	Revenues	Total
	(In millions)

Recurring revenues	$163.9	$3.8	$167.7	$203.6	$4.8	$208.4
Non-recurring revenues	27.3	13.8	41.1	20.1	14.4	34.5

Total revenues	$191.2	$17.6	$208.8	$223.7	$19.2	$242.9

Product revenues.  Our product revenues, including domestic and international, for the six months ended June 30, 2011 were $223.7 million, representing an increase of $32.5 million, or 17%, as compared to $191.2 million for the six months ended June 30, 2010. Recurring product revenues increased by $39.7 million, or 24%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This increase in recurring revenues was primarily due to an $11.0 million increase due to the Elluminate and Wimba acquisitions that closed in August 2010 and the resulting launch of our Blackboard Collaborate platform and a $10.4 million increase resulting from the Presidium acquisition that closed in December 2010 and the resulting launch of our Blackboard Student Services offering. The remaining increase in recurring product revenues primarily resulted from an increase in Blackboard Mobile revenues of $8.9 million, a $5.9 million increase in managed hosting revenues and a $4.6 million increase in revenues for subscription fees from customers accessing our on-demand application services primarily related to Blackboard Connect.

The decrease in non-recurring product revenues primarily relates to lower revenues from Blackboard Transact due to the benefit recognized in the three months ended June 30, 2010 due to our early adoption on January 1, 2010 of the change in revenue recognition guidance under which more revenue is recognized upfront.

Of our total revenues, our total international revenues for the six months ended June 30, 2011 were $40.4 million, representing an increase of $2.7 million, or 7%, as compared to $37.6 million for the six months ended June 30, 2010. International revenues as a percentage of total revenues decreased to 17% for the six months ended June 30, 2011 from 18% for the six months ended June 30, 2010, primarily due to an increase in domestic revenues. International product revenues, which consist primarily of recurring product revenues, were $38.2 million for the six months ended June 30, 2011, representing an increase of $2.9 million, or 8%, as compared to $35.3 million for the six months ended June 30, 2010. The increase in international recurring product revenues was primarily due to an increase in international revenues from the Elluminate and Wimba acquisitions that closed in August 2010 and led to the launch of our Blackboard Collaborate platform.

Professional services revenues.  Our professional services revenues for the six months ended June 30, 2011 were $19.2 million, representing an increase of $1.6 million, or 9%, as compared to $17.6 million for the six months ended June 30, 2010. The increase in professional services revenues was primarily attributable to the timing of delivery and revenue recognition for certain service engagements, as well as new professional services engagements resulting from our 2010 acquisitions. As a percentage of total revenues, professional services revenues was 8% for each of the six months ended June 30, 2010 and 2011.

Cost of product revenues.  Our cost of product revenues for the six months ended June 30, 2011 was $67.0 million, representing an increase of $15.0 million, or 29%, as compared to $51.9 million for the six months ended June 30, 2010. The increase in cost of product revenues was primarily attributable to increased personnel-related costs due to higher average head count during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, due to the inclusion of our 2010 and 2011 acquisitions. Cost of product revenues as a percentage of product revenues increased to 30% for the six months ended June 30, 2011 from 27% for the six months ended June 30, 2010.

Cost of product revenues excludes amortization of acquired technology intangibles resulting from acquisitions, which is reported separately on our unaudited consolidated statements of operations. Amortization expense related to acquired technology was $5.3 million and $2.6 million for the six months ended June 30, 2010 and 2011, respectively. This decrease was attributable to the completion of the amortization of acquired technology acquired in our acquisition of NTI in 2008 and ANGEL in 2009, offset, in part, by the increase in amortization of acquired technology related to our 2010 and 2011 acquisitions. Cost of product revenues, including amortization of acquired technology, as a percentage of product revenues was 31% for the six months ended June 30, 2011 as compared to 30% for the six months ended June 30, 2010.

Cost of professional services revenues.  Our cost of professional services revenues for the six months ended June 30, 2011 was $13.0 million, representing an increase of $3.1 million, or 31%, as compared to $9.9 million for the six months ended June 30, 2010. The increase in the cost of professional services revenues was primarily attributable to an increase in personnel-related costs associated with professional services revenues from new professional service engagements in current and prior periods, as well as increased costs associated with the inclusion of our 2010 and 2011 acquisitions. Cost of professional services revenues as a percentage of professional services revenues increased to 67% for the six months ended June 30, 2011 from 56% for the six months ended June 30, 2010 due to the timing of delivery and revenue recognition for certain service engagements.

Research and development expenses.  Our research and development expenses for the six months ended June 30, 2011 were $33.4 million, representing an increase of $9.2 million, or 38%, as compared to $24.3 million for the six months ended June 30, 2010. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, including increased personnel-related costs associated with the inclusion of our 2010 and 2011 acquisitions.

Sales and marketing expenses.  Our sales and marketing expenses for the six months ended June 30, 2011 were $75.0 million, representing an increase of $21.8 million, or 41%, as compared to $53.2 million for the six months ended June 30, 2010. This increase was primarily attributable to increased personnel-related costs due to higher average headcount during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, including increased personnel-related costs associated with the inclusion of our 2010 and 2011 acquisitions.

General and administrative expenses.  Our general and administrative expenses for the six months ended June 30, 2011 were $43.0 million, representing an increase of $11.4 million, or 36%, as compared to $31.6 million for the six months ended June 30, 2010. This increase was primarily attributable to approximately $7.7 million in transition, integration and transaction-related costs incurred during the six months ended June 30, 2011, which includes costs associated with our proposed acquisition by Providence, as compared to approximately $1.5 million related to the transition, integration and transaction-related costs from our Saf-T-Net, Elluminate and Wimba acquisitions that were incurred during the six months ended June 30, 2010. The increase in general and administrative expenses was also attributable to increased personnel-related costs due to higher average headcount during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, including increased personnel-related costs associated with the inclusion of our 2010 and 2011 acquisitions.

Amortization of intangibles resulting from acquisitions.  Our amortization of intangibles resulting from acquisitions for the six months ended June 30, 2011 were $16.8 million, representing a decrease of $1.5 million, or 8%, as compared to $18.3 million for the six months ended June 30, 2010. This decrease was attributable to the completion of the amortization of intangible assets acquired in connection with our acquisition of WebCT in 2006 and the completion of amortization of acquired technology acquired in our acquisition of NTI in 2008 and ANGEL in 2009 offset, in part, by the amortization of intangible assets acquired in our 2010 and 2011 acquisitions.

Net interest expense.  Our net interest expense for the six months ended June 30, 2011 was $6.1 million, representing an increase of $0.3 million, or 6%, as compared to $5.7 million for the six months ended June 30, 2010. The six months ended June 30, 2011 includes $0.7 million in interest expense associated with our revolving credit facility with no comparable amount for the six months ended June 30, 2010. The remainder of our net interest expense during the six months ended June 30, 2010 and 2011 was primarily the interest expense incurred on our convertible senior notes, which does not vary significantly from period to period.

Other expense.  Our other expense for the six months ended June 30, 2011 was $0.6 million, representing a decrease of $0.3 million, as compared to other expense of $0.9 million for the six months ended June 30, 2010. This decrease was related to the remeasurement of our foreign subsidiaries’ ledgers that are denominated in the respective subsidiary’s local currency, into U.S. dollars.

(Provision for) benefit from income taxes.  Our benefit from income taxes for the six months ended June 30, 2011 was $4.5 million, as compared to our provision for income taxes of $3.6 million for the six months ended June 30, 2010. This change was primarily due to our loss before benefit from income taxes for the six months ended June 30, 2011, as compared to income before provision for income taxes for the six months ended June 30, 2010.

Liquidity and Capital Resources

Changes in Cash and Cash Equivalents

Our cash and cash equivalents were $84.7 million at June 30, 2011 as compared to $70.3 million at December 31, 2010. The increase in cash and cash equivalents was primarily due to amounts borrowed under the revolving credit facility, partially offset by cash used in operating and investing activities. Our cash and cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Net cash used in operating activities.  Net cash used in operating activities was $20.3 million during the six months ended June 30, 2011 as compared to $3.6 million during the six months ended June 30, 2010. This decrease was primarily attributable to our net loss of $7.4 million for the six months ended June 30, 2011, as compared to net income of $9.4 million for the six months ended June 30, 2010. In addition, accounts receivable increased $65.2 million during the six months ended June 30, 2011, net of the impact of acquired receivables, due to the timing of certain client renewal invoicing and sales to new and existing clients during the current period, as well as timing of collections.

Net cash used in investing activities.  Net cash used in investing activities was $20.7 million during the six months ended June 30, 2011 as compared to $52.9 million during the six months ended June 30, 2010. This decrease was primarily due to a $34.1 million decrease in cash expenditures for acquisitions during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This decrease in cash used for acquisitions was slightly offset by an increase of $1.8 million in purchases of property and equipment during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. Purchases of property and equipment represented approximately 6% of total revenues for each of the six months ended June 30, 2010 and 2011.

Net cash provided by financing activities.  Net cash provided by financing activities was $55.4 million during the six months ended June 30, 2011 as compared to $26.4 million during the six months ended June 30, 2010. This increase was primarily due to $46.0 million borrowed under the revolving credit facility during 2011. This increase was partially offset by a decrease of $14.1 million in proceeds from the exercise of stock options as well as a decrease of $2.6 million in excess tax benefits from stock-based compensation during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010.

Notes Payable

In June 2007, we issued and sold $165.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2027 in a public offering. The Notes bore interest at a rate of 3.25% per year on the principal amount. Interest is payable semi-annually on January 1 and July 1. We made interest payments of $2.7 million on each of July 1, 2010 and July 1, 2011.

Holders of the Notes required us to repurchase substantially all of the Notes on July 1, 2011 and we redeemed, in whole, the remaining outstanding Notes on August 1, 2011. As of the date of this report, none of the Notes are outstanding.

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

In connection with obtaining the senior secured credit facility, we incurred $1.7 million in debt issuance costs in August 2010, which is amortized as interest expense over the term of the senior secured credit facility using the effective interest method. In connection with amending the senior secured credit facility, we incurred an additional

$0.3 million in debt issuance costs in April 2011, which is amortized as interest expense over the remaining term of the senior secured credit facility using the effective interest method.

As of December 31, 2010, no amounts were outstanding under the credit facility. As of June 30, 2011, the credit facility had an outstanding principal balance of $46.0 million. On July 1, 2011, we borrowed an additional $150.0 million under the credit facility and used the proceeds to repurchase the Notes.

We recorded total interest expense related to the Credit Agreement of approximately $0.4 million and $0.7 million for the three and six months ended June 30, 2011, respectively.

Under the terms of the Credit Agreement and related loan documents, our loans and other obligations are guaranteed by our material domestic subsidiaries, and are secured by substantially all of our tangible and intangible assets and those of each of our material domestic subsidiary guarantors. In addition, the Credit Agreement contains customary affirmative and negative covenants applicable to us and our subsidiaries with respect to our operations and financial conditions, including a leverage ratio, a senior leverage ratio, an interest coverage ratio and a minimum liquidity covenant. We are in full compliance with all covenants contained in the Credit Agreement.

Working Capital Needs

We believe that our existing cash and cash equivalents, together with future cash expected to be provided by operating activities and amounts that may be borrowed under our revolving credit facility, will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months.

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

Interest income on our cash and cash equivalents is subject to interest rate fluctuations. For the three and six months ended June 30 2011, a ten percent change in interest rates would not have had a material effect on our interest income.

We have accounts on our foreign subsidiaries’ ledgers which are maintained in the respective subsidiary’s local currency and remeasured into the U.S. dollar for reporting of our consolidated results. As a result, we are exposed to fluctuations in the exchange rates of various currencies against the U.S. dollar and against the currencies of other countries in which we maintain foreign denominated balances, including the Canadian dollar, Euro, British pound, Japanese yen, Australian dollar and others. Because of such foreign currency exchange rate fluctuations, we recognized other expense of $0.4 million and $0.2 million during the three months ended June 30, 2010 and 2011, respectively, and we recognized other expense of $0.9 million and $0.6 million during the six months ended June 30, 2010 and 2011, respectively. For the three and six months ended June 30, 2011, a ten percent adverse change in the prevailing exchange rates as of June 30, 2011 would not have had a material effect on our consolidated results of operations or financial condition.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The description of the legal proceedings contained in Note 7 — Commitments and Contingencies — in the Notes to the Unaudited Consolidated Financial Statements is incorporated by reference herein.

In addition, we may be involved in various other legal proceedings from time to time incidental to the ordinary conduct of our business. We believe that any ultimate liability resulting from any such other litigation will not have a material adverse effect on our results of operations, financial position or cash flows.

Item 1A.	Risk Factors.

We describe our business risk factors below. This description includes any material changes to and supersedes the description of the risk factors previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

A.	RISKS RELATED TO OUR PROPOSED MERGER WITH AN AFFILIATE OF PROVIDENCE EQUITY PARTNERS L.L.C.

There are risks and uncertainties associated with our proposed merger with an affiliate of Providence Equity Partners L.L.C.

On June 30, 2011, we entered into a merger agreement with an affiliate of Providence Equity Partners L.L.C. pursuant to which a merger subsidiary will merge with and into Blackboard, with Blackboard surviving the merger as a wholly owned subsidiary of the acquiror.

There are a number of risks and uncertainties relating to the merger. The merger may not be consummated or may not be consummated in the timeframe or manner currently anticipated, as a result of a variety of factors, including but not limited to the failure to satisfy one or more of the closing conditions set forth in the merger agreement or the acquiror’s failure to obtain sufficient financing to complete the merger. In addition, lawsuits have been filed, and additional lawsuits may be filed, against us and our directors in connection with the merger that, among other things, seek to enjoin the consummation of the merger. If the plaintiffs in any such lawsuit are successful in obtaining injunctive or other relief restraining, enjoining or otherwise prohibiting the consummation of the merger, such injunctive or other relief could prevent the merger from being consummated. In addition, there can be no assurance that the requisite stockholder or regulatory approvals required by the merger agreement will be obtained, that the other conditions to closing of the merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the merger agreement.

If the merger is not completed for any reason, our stockholders will not receive any payment for their shares pursuant to the merger agreement, and the price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the merger will be consummated. In addition, if the merger is not completed, we expect that our management will operate our business in a manner similar to that in which it is being operated today and that our stockholders will continue to be subject to the same risks and opportunities to which they currently are subject, including, among other things, the nature of the industry on which our business largely depends, and general industry, economic, regulatory and market conditions. Pending the closing of the merger, the merger agreement also restricts us from engaging in certain actions without the acquiror’s consent, which could prevent us from pursuing business opportunities that may arise prior to the closing of the merger. Any delay in closing or failure to close the merger could have an adverse effect on our operating results and business generally, our business relationships, including with our customers and employees, and our ability to pursue alternative strategic transactions or implement alternative business plans. If the merger agreement is not adopted by our stockholders, or if the merger is not consummated for any other reason, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected.

Our business could be adversely affected as a result of uncertainty related to the merger.

The announcement and pendency of the merger may be disruptive to our business relationships and business generally, which could have an adverse impact on our financial condition and results of operations. For example:

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business;

•	our employees may experience uncertainty about their future roles with us, which might impair our ability to attract and retain key personnel and other employees; and

•	customers or other business partners may experience uncertainty about our future and may choose to delay purchases or renewals with us, seek alternative relationships with third parties or seek to alter their business relationships with us.

In addition, we have incurred, and will continue to incur, substantial costs, expenses and fees related to the merger, including expenses in connection with the retention of legal, accounting and financial advisors and consultants and the costs of defending against lawsuits filed against us and our directors in connection with the merger, and many of these costs, expenses and fees must be paid regardless of whether the merger is completed. In addition, upon termination of the merger agreement under specified circumstances, we may be required to pay the acquiror a termination fee of up to $49.1 million. If the merger is not consummated due to a breach of the merger agreement by the acquiror, our remedy may be limited to receipt of a termination fee of approximately $106.4 million, and under some circumstances, we would not be entitled to receive any termination fee.

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

We entered into a five-year senior secured revolving credit facility in August 2010, and in April 2011 we entered into an amendment to the Credit Agreement to increase the amount we are able to borrow under the facility from the original amount of $175.0 million to an amount of up to $225.0 million. As of the date of this report, there is $196.0 million outstanding under the credit facility.

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

In addition, we will use a significant portion of our cash flow to pay interest and principal on our outstanding debt limiting the amount available for working capital, capital expenditures and other general corporate purposes. Lenders may be unwilling to lend additional amounts to us for future working capital needs, additional acquisitions or other purposes or may only be willing to provide funding on terms we would consider unacceptable. If our cash flow were inadequate to allow us to repay our debt, we might have to refinance our indebtedness or issue additional equity or other securities and may not be successful in those efforts or may not obtain terms favorable to us. Finally, our ability to finance working capital needs and general corporate purposes from the public and private markets, as well as the associated cost of funding, is dependent, in part, on our credit ratings, which may be adversely affected if we experience declining revenues.

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

Item 6.	Exhibits.

(a) Exhibits:

Exhibit No.		Description

2	.1(1)	Agreement and Plan of Merger dated as of June 30, 2011, among Bulldog Holdings, LLC, Bulldog Acquisition Sub, Inc. and Blackboard Inc.
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2		Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 4, 2011, formatted in eXtensible Business Reporting Language:
(i) Unaudited Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Unaudited Consolidated Statements of Operations for the Three and Six months ended June 30, 2011 and 2010, (iii) Unaudited Consolidated Statements of Cash Flows for the Six months ended June 30, 2011 and 2010 and (iv) Notes to Unaudited Consolidated Financial Statements.**

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed on July 1, 2011.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	As provided in Rule 406T of Regulation S-T, this exhibit shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blackboard Inc.

By:	/s/ John E. Kinzer
John E. Kinzer
Chief Financial Officer
(On behalf of the registrant and as Principal
Financial Officer)

Dated: August 4, 2011